Form 10-Q
period 1994-06-30
MERCURY FINANCE COMPANY
filed 1994-08-24
CIK 846378

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For The Quarter Ended June 30, 1994
Commission File No. 1-10176

Mercury Finance Company
(Exact name of registrant as specified in its charter)

Delaware                                 36-3627010
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         identification no.)

40 Skokie Boulevard, Northbrook, Illinois  60062
(Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number, including area code:  (708) 564-3720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes X     No

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock - $1 par value, 115,997,152 shares as of August 10,
1994.

MERCURY FINANCE COMPANY
FORM 10-Q

INDEX
                                                            PAGE
PART I            FINANCIAL INFORMATION
Item 1.           FINANCIAL STATEMENTS
                  Consolidated Balance Sheets                  4
                  Consolidated Statements of Income            6
                  Consolidated Statements of Changes
                   in Stockholders' Equity                     8
                  Consolidated Statements of Cash Flows        9
                  Notes to Consolidated Financial Statements  11
                  Consolidated Average Balance Sheets         12

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  CONSOLIDATED FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                               14

PART II           OTHER INFORMATION
Item 1.           Legal Proceedings                           23
Item 2.           Changes in Securities                       23
Item 3.           Defaults Upon Senior Securities             23
Item 4.           Submission of Matters to a Vote
                   of Security  Holders                       23
Item 5.           Other Information                           23
Item 6.           Exhibits and Reports on Form 8-K            23

SIGNATURES                                                    24
INDEX OF EXHIBITS                                             25
Exhibit No. 11 - Computation of Net Income Per Share          26
Exhibit No. 12 - Ratio of Earnings to Fixed Charges           27
Exhibit No. 15 - Report of KPMG Peat Marwick regarding
                  unaudited interim financial information     28
Exhibit No. 23 - Consent of KPMG Peat Marwick                 29
Exhibit No. 28 - Quarterly Report to Stockholders             30
PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MERCURY FINANCE COMPANY
CONSOLIDATED BALANCE SHEETS

                                    June 30              Dec. 31
(Dollars in thousands)
                           1994             1993           1993
(Unaudited)
ASSETS
Cash                    $13,164            $7,898          $11,621
Investments              10,732             9,754           10,533
Finance receivables     913,607           744,604          820,287
Less allowance for finance
 credit losses          (19,995)          (17,224)         (18,344)

Finance receivables,
 net                    893,612           727,380          801,943
Prepaid pension
 expense                    860             1,479            1,040
Deferred income taxes     6,568             4,248            5,511
Premises, fixtures and equipment at cost, net of accumulated
 depreciation             3,350             2,443            2,745
Goodwill                  9,850            10,349           10,113
Other assets (including
 repossessions)          10,756            11,215           10,825

TOTAL ASSETS           $948,892          $774,766         $854,331

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial
 paper                 $309,209          $260,000        $260,260
Senior debt, term
 notes                  266,000           215,500         266,000
Subordinated debt        35,000            35,000          35,000
Accounts payable and other
 liabilities             47,421            40,365          39,076
Income taxes payable      2,791             2,430           3,227
Reserves withheld,
 dealers                 67,580            52,373          57,241

TOTAL LIABILITIES       728,001           605,668         660,804

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:
300,000,000 shares authorized
Jun 30 1994 - 115,976,409 shares outstanding
Jun 30 1993 - 115,364,504 shares outstanding
Dec 31 1993 - 115,648,624 shares outstanding
                        115,976           115,365         115,649


Paid in capital           5,541               499           2,856
Retained earnings        99,545            53,405          75,193
Treasury stock 63,206 shares
 at cost                   (171)             (171)           (171)

TOTAL STOCKHOLDERS'
 EQUITY                 220,891           169,098         193,527

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.               $948,892          $774,766        $854,331

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
                       Three Months Ended        Six Months Ended
(Dollars in thousands except per share amounts)
                        1994        1993         1994        1993
INTEREST INCOME
Finance charges, fees and other
interest             $50,818     $41,106      $98,635     $75,570
Interest expense       9,302       8,635       17,831      16,034

Net interest income   41,516      32,471       80,804      59,536
Provision for finance
 credit losses         1,409       1,722        3,175       3,286

Net interest income after provision for finance
 credit losses        40,107      30,749       77,629      56,250

OTHER INCOME
Insurance
 commissions           4,053       3,175        8,084       5,695
Insurance premiums     2,039       2,318        4,255       3,843
Fees and other         2,496       2,187        4,766       3,841

Total other income     8,588       7,680       17,105      13,379

OTHER EXPENSES
Salaries and employee
 benefits              8,678       7,751       17,085      13,450
Occupancy expense        884         842        1,759       1,458
Equipment expense        408         315          801         549
Data processing
 expense                 636         503        1,255         943
Insurance claims
 expense                 544       1,309        1,260       1,799
Other operating
 expenses              3,373       3,066        6,556       4,997

Total other
 expenses             14,523      13,786       28,716      23,196

Income before
 income taxes         34,172      24,643       66,018      46,433
Applicable income
 taxes                13,170       9,299       25,461      17,387

Income before effect of accounting
 change               21,002      15,344       40,557      29,046
Cumulative effect of accounting
 change                    0           0            0         234

NET INCOME           $21,002     $15,344      $40,557     $29,280

NET INCOME PER COMMON SHARE
 (adjusted for all
  stock splits)        $0.18       $0.13        $0.35       $0.25
Weighted average number of common and common share equivalents
 outstanding         117,221     116,840      117,223     116,705


MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
                       Three Months Ended        Six Months Ended
(Dollars in thousands)  1994        1993         1994        1993
COMMON STOCK
Balance at beginning
 of period          $115,769   $  86,309     $115,649     $86,125
Stock options
 exercised               207         235          327         419
Stock split                0      28,821            0      28,821

Balance at June 30  $115,976    $115,365     $115,976    $115,365

PAID IN CAPITAL
Balance at beginning
 of period            $3,900      $6,888       $2,856      $5,274
Stock options
 exercised               857       1,582        1,460       2,429
Tax benefit from stock options
 exercised               784         774        1,225       1,541
Transfer from Retained
 Earnings                  0      20,076            0      20,076
Stock split                0     (28,821)           0     (28,821)

Balance at June 30    $5,541        $499       $5,541        $499

RETAINED EARNINGS
Balance at beginning of
 period              $86,654     $62,889      $75,193     $53,692
Net income            21,002      15,344       40,557      29,280
Dividends             (8,111)     (4,752)     (16,205)     (9,491)
Transfer to Paid
 in Capital                0     (20,076)           0     (20,076)

Balance at June 30   $99,545     $53,405      $99,545     $53,405

TREASURY STOCK
Balance at beginning of
 period                ($171)      ($171)       ($171)      ($171)
Purchases                  0           0            0           0
Retirements                0           0            0           0

Balance at June 30     ($171)      ($171)       ($171)      ($171)

Total stockholders'
 equity             $220,891    $169,098     $220,891    $169,098


MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
                       Three Months Ended        Six Months Ended

(Dollars in thousands)  1994        1993         1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income           $21,002     $15,344      $40,557     $29,280
Adjustments to reconcile net income to net cash
 provided by operating activities:  Provision for finance
 credit losses         1,409       1,722        3,175       3,286
 Net finance receivables charged off against allowance for finance
 credit losses          (692)       (990)      (1,524)     (1,716)
 Provision for deferred income
 taxes                  (366)        117       (1,057)        (42)
  Depreciation           214         168          426         283
  Amortization of
   goodwill              132         128          264         128
 Net (increase) decrease in other
    assets            (1,656)     (1,325)         249        (769)
 Net increase (decrease) in other
   liabilities        (6,756)      2,521       18,248      20,849

Net cash provided by operating
 activities           13,287      17,685       60,338      51,299

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance
 receivables         173,702     151,590      340,546     269,686
Finance receivables originated
 or acquired        (214,796)   (186,527)    (433,866)   (346,350)
Net (increase) decrease in investment
 securities            1,026       8,267         (199)     (3,575)
Purchases of properties and
 equipment              (264)       (171)      (1,031)       (340)

Net cash used in investing
 activities          (40,332)    (26,841)     (94,550)    (80,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
commercial paper      33,358      46,560       48,949      55,029
Senior debt retired        0     (30,000)           0     (30,000)
Senior debt issued         0           0            0      35,000
Subordinated debt
 retired                   0      (6,000)           0      (6,000)
Stock options
 exercised             1,848       2,591        3,012       4,389
Dividends paid        (8,111)     (4,752)     (16,206)     (9,491)

Assets acquired            0     (55,519)           0     (55,519)
Liabilities assumed        0      43,746            0      43,746

Net assets acquired        0     (11,773)           0     (11,773)
Excess of purchase price over net
 assets acquired           0     (10,477)           0     (10,477)

Net cash provided by financing
 activities           27,095     (13,851)      35,755      26,677

Net increase (decrease) in cash and
 cash equivalents         50     (23,007)       1,543      (2,603)

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD            13,114      25,224       11,621       4,820
CASH AND CASH EQUIVALENTS
 ACQUIRED                  0       5,681            0       5,681

CASH AND CASH EQUIVALENTS END
 OF PERIOD           $13,164      $7,898      $13,164      $7,898

SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and state
 governments         $24,667     $16,384      $25,896     $17,316
Interest paid to
 creditors           $10,404      $9,037      $17,877     $15,302

MERCURY FINANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Mercury Finance Company and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. It is suggested that the unaudited interim consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's 1993 Annual Report.

2. Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding.
All per share amounts have been adjusted to reflect all stock splits declared by the Company.

3. During the first quarter of 1993 the Company recognized a one time tax benefit of $234 thousand upon implementation of FASB #109.

This resulted primarily from taxable temporary differences associated with the loss reserve.

4. On August 4, 1994, a jury verdict of $90,000.00 in actual damages and $50,000,000.00 in punitive damages was entered in Barbour County, Alabama against a subsidiary of the Company. Management considers the verdict eminently unjust, and intends to pursue all possible post-trial legal remedies. Although the ultimate resolution can not be predicted with certainty, Management does not believe such resolution will have a material effect on the Company's financial position.


MERCURY FINANCE COMPANY
CONSOLIDATED AVERAGE BALANCE SHEETS
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
                       Three Months Ended        Six Months Ended
(Dollars in thousands)  1994        1993         1994        1993
ASSETS
Cash                 $12,629     $10,934      $13,047      $9,551
Investments           11,746      12,101       11,497       8,500
Finance receivables  892,076     726,745      865,564     681,735

Less allowance for finance
 credit losses       (19,617)    (16,852)     (19,149)    (15,203)

Finance receivables,
 net                 872,459     709,893      846,415     666,532

Prepaid pension
 expense               1,040       1,479        1,040       1,479
Deferred income
 taxes                 6,377       4,143        6,075       4,219
Furniture, fixtures and equipment, net of accumulated
 depreciation          3,314       2,446        3,243       2,022
Other assets (including repossessions &
 goodwill)            19,422      15,078       19,620      11,983

TOTAL ASSETS        $926,987    $756,074     $900,937    $704,286

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Senior debt,
 commercial paper   $288,452    $225,477     $273,517    $209,630
Senior debt,
 term notes          266,000     232,167      266,000     206,750
Subordinated debt     35,000      40,000       35,000      40,500
Accounts payable and other
 liabilities          52,605      41,659       51,140      40,981
Income taxes payable   8,439       6,590        8,791       6,338
Reserves withheld,
 dealers              65,818      49,170       62,747      45,395

TOTAL LIABILITIES    716,314     595,063      697,195     549,594

STOCKHOLDERS' EQUITY
Common stock         115,871      91,232      115,787      88,716
Paid in capital        4,694       6,786        4,026       6,355
Retained earnings     90,279      63,164       84,100      59,792
Treasury stock          (171)       (171)        (171)       (171)

TOTAL STOCKHOLDERS'
 EQUITY              210,673     161,011      203,742     154,692

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY             $926,987    $756,074     $900,937    $704,286

NUMBER OF DAYS            91          91          181         181
MONTHS COMPLETED           3           3            6           6
RATIOS
Return on average
 equity                39.88%      38.12%       39.81%      37.86%
Return on average
 assets                 9.06%       8.12%        9.00%       8.31%
Yield on earning
 assets                22.49%      22.25%       22.49%      21.90%
Rate on interest bearing
 liabilities            6.33%       6.96%        6.26%       7.08%
Net interest margin    18.36%      17.57%       18.39%      17.21%

PART 1 -          FINANCIAL INFORMATION
ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Mercury Finance Company ("Mercury"), ("Company") is a consumer finance company engaged in the business of purchasing individual installment sales finance contracts from automobile dealers and retail vendors, extending short term installment loans directly to consumers and selling credit insurance and other related products.

Mercury's operating subsidiaries commenced operations in February 1984 for the purpose of penetrating the market for small dollar amount consumer loans (average of $3,000 or less). The initial focus was toward small, short term, direct installment loans made to U.S. military servicemen. Building on this direct lending niche, Mercury has also built a substantial, diversified consumer finance portfolio by purchasing individual sales finance contracts from automobile dealers and retail vendors.

On April 1, 1993 Mercury acquired all the shares of Gulfco Investment Inc. for $22.3 million in cash. Gulfco Investment Inc. was the parent company which owned all of the stock of Gulfco Finance Company and Gulfco Life Insurance Company. Gulfco Finance Company conducted its consumer finance business through a branch network of 62 offices located in Louisiana, Mississippi, and Texas.

The acquisition was accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of cost over fair value of net assets acquired (goodwill) relating to the acquisition is being amortized over twenty years on the straight line method.

Mercury's loans range from periods from 3 months to 48 months at annual interest rates ranging, with minor exceptions, from 18% to 40%. Generally all loans are repayable in monthly installments. Generally late payment fees are assessed to accounts which fail to make their scheduled payments within 10 days of the schedule due date.

Direct finance receivables on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance receivables which are contractually delinquent 150 days are charged off in the month before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize an extension if collection appears imminent during the next calendar month.

Accounts which become 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status cease earning interest.


The following is management's discussion and analysis of the consolidated financial condition of the Company at June 30, 1994 (unaudited) when compared with June 30, 1993 (unaudited) and December 31, 1993, and the results of operations for the three and six months ended June 30, 1994 and 1993 (unaudited). This discussion should be read in conjunction with the

Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION

Assets and Finance Receivables

Total assets of the Company increased 22% to $948.9 million from $774.8 million one year ago. Finance receivables increased 23% to $913.6 million at June 30, 1994. The increase in assets and finance receivables were primarily attributable to the production of receivables from the increase number of offices operated by the Company and increased volume in existing offices.

During the period from December 31, 1993 through June 30, 1994 total assets and finance receivables increased 22% and 23% respectively on an annualized basis.

The Company's offices in Florida, Texas and Illinois accounted for approximately 49% of all finance receivables, with the remainder being originated in the other 21 states where offices are located. The total number of offices at June 30, 1994 was 232 compared to 210 at June 30, 1993 and 218 at December 31, 1993.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):
                 June 30, 1994     June 30, 1993     Dec. 31, 1993
                         %  of             %  of             %  of
                 Amount  Total     Amount  Total     Amount  Total
Sales finance
 receivables $1,024,551    91%   $825,672    90%   $905,223    90%
Direct finance
 receivables     96,101     9%     89,561    10%     99,294    10%
Total gross finance
 receivables  1,120,652   100%    915,233   100%  1,004,517   100%

Unearned finance
 charges       (197,511)         (158,830)         (174,440)
Unearned insurance commissions, insurance premiums and insurance
 reserves        (9,534)          (11,799)           (9,790)

Finance
 receivables   $913,607          $744,604          $820,287




Allowance and Provision for Finance Credit Losses

The Company maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current and possible future losses in the finance receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses.
A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the six month periods ended June 30, 1994 (dollars in thousands):

                                               1994          1993
Balance at beginning of period              $18,344       $13,198
Acquisition                                       0         2,456
Provision charged to expense                  3,175         3,286
Finance receivables charged-off              (2,263)       (2,185)
Recoveries                                      739           469

Balance at June 30                          $19,995       $17,224

Allowance as a percent of finance receivables
 outstanding at end of period                  2.19%         2.32%

The increase in the provision and allowance for finance credit losses in 1994 is primarily attributable to the increase in finance receivables outstanding.

Reserves Withheld, Dealers

Individual sales finance contracts are purchased pursuant to formal agreements with local merchants negotiated at the branch office level. As part of Mercury's financing of sales finance contracts, arrangements are entered into with dealers, whereby reserves are established to protect Mercury from potential losses associated with such contracts. As part of Mercury's agreement with the dealers, a portion of the proceeds from the sales finance contracts are retained by Mercury and are available to Mercury to charge specific accounts against. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased. Dealer reserves amounted to $67.6 million and $52.4 million at June 30, 1994 and 1993 respectively.

Debt

The primary source for funding the Company's finance receivables comes from the issuance of debt. At June 30, 1994 the Company had total debt of $610.2 million which compares with $510.5 million at June 30, 1993.

In addition to the Company's outstanding debt the Company has revolving credit facilities and a back up line of credit which total $330 million. The new revolving credit facilities were entered into on September 15, 1993 and and replaced a prior revolving credit facility which totalled $225.0 million. The revolving credit facilities and the back up line are totally available for use by the Company and at June 30, 1994 nothing was outstanding under these arrangements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):
                June 30, 1994     June 30, 1993     Dec. 31, 1993
               Balance   Rate    Balance   Rate   Balance    Rate
Senior Debt:  Commercial
 paper        $309,209   4.5%   $260,000   3.4%  $260,260    3.5%
Term notes     266,000   7.2%    215,500   8.2%   266,000    7.2%
Subordinated
 debt           35,000  10.2%     35,000  10.2%    35,000   10.2%

Total         $610,209   6.0%   $510,500   5.9%  $561,260    5.7%

The interest rates reflected in the preceding table do not include amortized costs related to the issuance of debt, costs related to the maintenance of credit line facilities and the interest differential related to interest exchange agreements. The effect of these costs, which are included in interest expense in the consolidated financial statements, increases the effective interest rate by approximately 36 basis points at June 30, 1994.

The following table sets forth information with respect to maturities of senior and subordinated debt at June 30, 1994
(dollars in thousands):

               Senior Debt   Senior Debt     Subordinated
Maturity   Commercial Paper  Term Notes         Debt        Total
1994            $309,209       33,500            -       $342,709
1995               -           25,000            -         25,000
1996               -           40,000            -         40,000
1997               -           56,500         20,000       76,500
1998               -          111,000         15,000      126,000
1999               -             -               -           -

Total           $309,209     $266,000        $35,000     $610,209

The Company has also entered into various interest exchange agreements in order to effectively fix the rate of interest paid on various variable rate and short term debt instruments. The following table provides the detail of the interest exchange agreements at June 30, 1994 (dollars in thousands):

                                  Notional         Interest
Maturity                           Amount           Rate
1994                               $5,000           8.55%

Stockholders' Equity

The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at June 30, 1994 was $220.9 million which compares with $169.1 million at June 30, 1993 and $193.5 million at December 31, 1993. For the six months ended June 30, 1994 the Company had net income of $40.6 million and paid cash dividends of $16.2 million resulting in a retention of 60% of current earnings. In addition, eligible employees of the Company exercised options to purchase shares resulting in $2.7 million also being added to the equity of the Company.

At June 30, 1994 stockholders' equity stated as a percent of total assets was 23.3% which compares with 21.8% at June 30, 1993 and 22.7% at December 31, 1993.

RESULTS OF OPERATIONS

Net Income

For the three and six months ended June 30, 1994 the Company had net income of $21.0 million and $40.6 million which represent increases of 37% and 39% from the $15.3 million and $29.3 million earned in 1993. The increase in net income is primarily attributable to income derived from increased finance receivables outstanding resulting from additional offices opened in 1994 and 1993 and increased volume in existing offices, and a reduction in overall interest rates paid on debt placed by the Company.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1994 the Company's net interest income was $41.5 million and $80.8 million an increase of 28% and 36% from 1993. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 18.36% for the three months ended June 30, 1994 and 18.39% for the six months ended June 30, 1994. This compares with a net interest margin of 17.57% and 17.21% for the three and six months ended June 30, 1993. The change in net interest margin is primarily attributable to interest rate changes on the Company's various debt instruments. The following tables summarize the amount of the net interest margin for the three and six months ended June 30 (dollars in thousands):






                                1994                     1993
Three Months Ended      Annualized                    Annualized
               Average  Interest  Rate  Average  Interest   Rate
                Out-    Income/ Earned   Out-    Income/   Earned
              standing  Expense and Paid standing Expense and Paid
Interest earning
 assets      $903,822   $50,818  22.49%  $738,846  $41,106  22.25%
Interest bearing
 liabilities  589,452     9,302   6.33%   497,644    8,635   6.96%

Net          $314,370   $41,516  16.16%  $241,202  $32,471  15.29%

Net interest margin as a percentage of average interest
earning assets                   18.36%                     17.57%

                                1994                     1993
Six Months Ended        Annualized                    Annualized
               Average  Interest  Rate  Average  Interest   Rate
                Out-    Income/ Earned   Out-    Income/   Earned
              standing  Expense and Paid standing Expense and Paid
Interest earning
 assets      $877,061   $98,635  22.49%  $690,235  $75,570  21.90%
Interest bearing
 liabilities  574,517    17,831   6.26%   456,880   16,034   7.08%

Net          $302,544   $80,804  16.23%  $233,355  $59,536  14.82%

Net interest margin as a percentage of average interest
earning assets                   18.39%                     17.21%

Other Income

In addition to finance charges and interest, the Company derives commission income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of the Company. Other credit-related sources of revenue are derived from the sale of other products and services.

Insurance premiums are earned by the life insurance subsidiary as a reinsurer of credit life and accident and health policies issued through the Company's branch offices.

For the three and six months ended June 30, 1994, the Company experienced increases in its insurance commissions which are attributable to the additional loan volume, the inclusion of the Gulfco branches acquired in 1993 and the increased number of borrowers obtaining these types of products and the acquisition of Gulfco Investment, Inc. The following table summarizes the amounts earned from these products for the three and six months ended June 30 (dollars in thousands):



                        Three Months Ended       Six Months Ended
                              June 30                June 30
                       1994         1993         1994       1993
Insurance
 commissions         $4,053       $3,175       $8,084      $5,695
Insurance premiums    2,039        2,318        4,255       3,843
Vehicle protection club
 memberships          1,016          974        1,852       1,709
Fees and other        1,480        1,213        2,914       2,132

Total                $8,588       $7,680      $17,105     $13,379

Other income as a % of average interest earnings assets
(Annualized)           3.80%        4.16%        3.90%       3.88%

Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and six months ended June 30 (dollars in thousands):

                        Three Months Ended       Six Months Ended
                              June 30                June 30
                       1994         1993         1994       1993
Salaries and employees
 benefits            $8,678       $7,751      $17,085     $13,450
Insurance claims
 expense                544        1,309        1,260       1,799
Other operating
 expenses             5,301        4,726       10,371       7,947

Total               $14,523      $13,786      $28,716     $23,196

Other expenses as a % of average interest earning assets
(Annualized)           6.43%        7.47%        6.54%       6.73%

Income Taxes

Income taxes increased due to a higher level of pretax income in 1994. The increase in the effective tax rate from 37.4% in 1993 to 38.6% in 1994 was primarily due to the increase in the Federal income tax rate from 34% to 35%.

During the first quarter of 1993 the Company recognized a one time tax benefit of $234 thousand upon implementation of FASB #109.






CREDIT LOSSES AND DELINQUENCIES

Credit Losses

Direct finance receivables on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance receivable accounts which are contractually delinquent 150 days are charged off monthly before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize an extension if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves:

                        Three Months Ended       Six Months Ended
                              June 30                June 30
                       1994         1993         1994       1993
Loss provision charged
 to income           $1,409       $1,722       $3,175      $3,286
Charge-offs net
 of recoveries          692          990        1,524       1,716
Allowance for finance credit losses at end
 of period                                     19,995      17,224
Dealer reserves at end of period               67,580      52,373

Ratios:

Net charge offs (annualized) against allowance to average finance
receivables             .31%         .54%         .35%        .50%
Allowance for finance credit losses to net finance receivables at
end of period                                    2.19%       2.32%
Dealer reserves to gross sales finance receivables
at end of period                                 6.60%       6.39%

Delinquencies

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at June 30 (dollars in thousands):
                             June 30, 1994         June 30, 1993
                              % of related          % of related
                           Gross Outstanding    Gross Outstanding
                               Receivable          Receivable
                     Amount      Balance    Amount        Balance
Sales finance
 receivables         $4,985       .49%     $5,444          .66%
Direct finance
 receivables          2,969      3.09%      2,977         3.32%

Total                $7,954       .71%     $8,421          .92%

The increase in delinquency rate for direct finance receivables was primarily attributable to the inclusion of receivables and delinquency from the Gulfco acquisition.


LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in the Company's operations. The Company endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short term commercial paper, and
(c) direct borrowings available from commercial banks and insurance companies, consisting of short term lines of credit and long term senior and subordinated notes. Most of the assets are at fixed rates, and have an average initial maturity of approximately 26 months. Of the Company's total debt, 50% has an original maturity of greater than one year at a fixed rate of interest or is hedged with interest rate exchange agreements.

The Company also maintains back up lines of credit totalling $20 million and revolving credit facilities totalling $310 million. At June 30, 1994 the Company had no debt outstanding under these credit arrangements.


SUBSEQUENT EVENT

On August 4, 1994, a jury verdict of $90,000.00 in actual damages and $50,000,000.00 in punitive damages was entered in Barbour County, Alabama against a subsidiary of the Company. Management considers the verdict eminently unjust, and intends to pursue all post-trial legal remedies. Although the ultimate resolution can not be predicted with certainty, Management does not believe such resolution will have a material effect on the Company's financial position.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   Other Information - Not Applicable

Item 6.   (a)  Exhibits - See Exhibit Index following the signature
              page

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the second quarter of 1994.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY FINANCE COMPANY
(Registrant)


Date:  August 12, 1994        /s/  John N. Brincat
                                   John N. Brincat
                                   President & Chief
                                   Executive Officer
                                   (Duly Authorized Officer)


Date:  August 12, 1994        /s/  James A. Doyle
                                   James A. Doyle
                                   Senior Vice President,
                                   Controller & Principal
                                   Accounting Officer


Date:  August 12, 1994        /s/  Charley A. Pond
                                   Charley A. Pond
                                   Vice President, Treasurer
                                   & Principal Financial Officer


INDEX OF EXHIBITS

Exhibit No.                   Description

11.                      Computation of Net Income Per Share

12.                      Ratio of Earnings to Fixed Charges

15.                      Report of KPMG Peat Marwick regarding
                         unaudited interim financial information.

23.                      Consent of KPMG Peat Marwick.

28.                      Quarterly Report to Stockholders


MERCURY FINANCE COMPANY
EXHIBIT 11
COMPUTATION OF NET INCOME PER SHARE
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)

Net income per share is computed by dividing net income by the total of the weighted average common shares and common stock equivalents outstanding during the period. Average common shares and common stock equivalents have been adjusted to reflect the four-for-three stock splits of Mercury Finance Company distributed to stockholders on December 28, 1989, October 31, 1990, June 10, 1991 and December 5, 1991, the two-for-one stock split distributed on June 19, 1992 and the four-for-three stock split distributed on June 22, 1993.

                          Three Months Ended      Six Months Ended
(Dollars in thousands except per share amounts)
                          1994         1993       1994       1993
INCOME DATA:
1.  Net income Mercury Finance
    Company            $21,002      $15,344    $40,557    $29,280

2.  Weighted average common shares outstanding (adjusted for
    stock split)       115,872      115,237    115,788    115,087

3.  Treasury stock         (64)         (64)       (64)       (64)

EFFECT OF COMMON STOCK EQUIVALENTS (C.S.E.):

4.  Weighted average shares reserved for
    stock options        1,413        1,667      1,499      1,682

NET INCOME PER COMMON SHARE:

5.  Weighted average common share and common stock equivalents
    (line 2+3+4)       117,221      116,840    117,223    116,705

6.  Mercury Finance Company net income per share
    (line 1  line 5)    $0.18        $0.13      $0.35      $0.25


MERCURY FINANCE COMPANY
EXHIBIT 12
RATIO OF EARNINGS TO FIXED CHARGES
THREE AND SIX MONTHS ENDED JUNE 30
  (Unaudited)

                          Three Months Ended      Six Months Ended
(Dollars in thousands except per share amounts)
                          1994         1993       1994       1993
Net income             $21,002      $15,344    $40,557    $29,280
Provision for income
 taxes                  13,170        9,299     25,461     17,387

Add Fixed Charges:
 Cost of borrowings      9,302        8,635     17,831     16,034
One-thrid of rentals       254          224        502        401

Total fixed charges      9,556        8,859     18,333     16,435

Total net income, provision for income taxes and fixed charges
 "earnings"            $43,728      $33,502    $84,351    $63,102

Ratio of earnings to
fixed charges             4.58         3.78       4.60       3.84


KPMG Peat Marwick                  Exhibit No. 15
Certified Public Accountants

Independent Auditors' Report

The Board of Directors
Mercury Finance Company
Northbrook, Illinois

We have reviewed the consolidated balance sheets of Mercury Finance Company and Subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three month and six month periods then ended, in accordance with the standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mercury Finance Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  KPMG Peat Marwick

Chicago, Illinois
July 3, 1994

KPMG Peat Marwick                  Exhibit No. 23
Certified Public Accountants

The Board of Directors
Mercury Finance Company
Northbrook, Illinois

Re:  Registration Statement No. 33-28513 on Form S-8
     Registration Statement No. 33-28693 on Form S-8
     Registration Statement No. 33-29587 on Form S-8

Gentlemen:

With respect to the subject Registration Statements, we acknowledge our awareness of the incorporation by reference therein of our report dated July 3, 1994 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act, such a report is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


/s/ KPMG Peat Marwick


Chicago, Illinois
August 12, 1994

QUARTERLY REPORT TO STOCKHOLDERS