Form 10-Q
period 1994-09-30
MERCURY FINANCE COMPANY
filed 1994-11-18
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarter Ended September 30, 1994
Commission File No. 1-10176



Mercury Finance Company
(Exact name of registrant as specified in its charter)


Delaware                                     36-3627010
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                identification no.)


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


Common Stock - $1 par value, 116,048,571 shares as of November 11,
1994.

MERCURY FINANCE COMPANY

FORM 10-Q

INDEX

PAGE
PART I    FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
          Consolidated Balance Sheets                            1
          Consolidated Statements of Income                      2
          Consolidated Statements of Changes in
          Stockholders' Equity                                   3
          Consolidated Statements of Cash Flows                  4
          Notes to Consolidated Financial Statements             6
          Consolidated Average Balance Sheets                    8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                          9

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings                                      18
Item 2.   Changes in Securities                                  18
Item 3.   Defaults Upon Senior Securities                        18
Item 4.   Submission of Matters to a Vote of Security Holders    18
Item 5.   Other Information                                      18
Item 6.   Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                       19

INDEX OF EXHIBITS                                                20
          Exhibit No. 11 -    Computation of Net Income Per
                              Share                              21
          Exhibit No. 12 -    Ratio of Earnings to
                              Fixed Charges                      22
          Exhibit No. 15 -    Report of KPMG Peat Marwick
                              regarding unaudited interim
                              financial information              23
          Exhibit No. 23 -    Consent of KPMG Peat Marwick       24

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MERCURY FINANCE COMPANY
CONSOLIDATED BALANCE SHEETS
                                        September 30        Dec. 31
- - - -------------------------------------------------------------------
(Dollars in thousands)                  1994      1993      1993
- - - -------------------------------------------------------------------
                                            (Unaudited)
ASSETS
Cash                                   $ 15,795  $  8,807 $ 11,621
Investments                              11,349    12,272   10,533
Finance receivables                     976,574   791,694  820,287
Less allowance for finance
  credit losses                         (21,533)  (17,950) (18,344)
                                        --------  -------- --------
Finance receivables, net                955,041   773,744  801,943

Prepaid pension expense                     500     2,051    1,040
Deferred income taxes                     6,847     4,444    5,511
Premises, fixtures and equipment at cost,
  net of accumulated depreciation         3,521     2,585    2,745
Goodwill                                 15,419    10,176   10,113
Other assets (including repossessions)   13,913     8,275   10,825
                                       ---------  -------- --------
TOTAL ASSETS                         $1,022,385  $822,354 $854,331
                                       ========  ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper          $356,897  $280,015 $260,260
Senior debt, term notes                 265,500   224,500  266,000
Subordinated debt                        37,930    35,000   35,000
Accounts payable and other liabilities   58,947    40,966   39,076
Income taxes payable                      4,893     3,945    3,227
Reserves withheld, dealers               71,728    56,845   57,241
                                        -------   -------  -------
TOTAL LIABILITIES                       795,895   641,271  660,804
                                        -------   -------  -------
STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:
 300,000,000 shares authorized
Sep 30 1994 - 116,033,738 shares outstanding
Sep 30 1993 - 115,565,474 shares outstanding
Dec 31 1993 - 115,648,624 shares outstanding
                                        116,034   115,565  115,649
Paid in capital                           5,992     2,154    2,856
Retained earnings                       104,635    63,535   75,193
Treasury stock 63,206 shares at cost       (171)     (171)    (171)
                                       ---------  -------- --------
TOTAL STOCKHOLDERS' EQUITY              226,490   181,083  193,527
                                       ---------  -------- --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $1,022,385  $822,354 $854,331
                                       ========  ======== ========
MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30
         (Unaudited)
                               Three Months Ended Nine Months Ended
- - - -------------------------------------------------------------------
(Dollars in thousands
except per share amounts)     1994      1993     1994      1993
- - - -------------------------------------------------------------------
INTEREST INCOME
Finance charges, fees and
  other interest            $53,399   $43,294  $152,033  $118,864
Interest expense              9,969     8,423    27,799    24,457
                            --------  --------  -------- ----------
Net interest income          43,430    34,871   124,234    94,407
Provision for finance
  credit losses               1,657     1,762     4,833     5,048
                             ------    ------    -------   -------
Net interest income after provision
for finance credit losses    41,773    33,109   119,401    89,359
                            ------   --------   -------   -------
OTHER INCOME
Insurance commissions         4,906     3,694    12,990     9,388
Insurance premiums            2,411     2,496     6,665     6,339
Fees and other                2,911     2,383     7,678     6,225
                             ------     -----     -----     -----
Total other income           10,228     8,573    27,333    21,952
                             ------     -----    ------   --------
OTHER EXPENSES
Salaries and employee
 benefits                     8,887     7,771    25,972    21,221
Occupancy expense               963       900     2,722     2,358
Equipment expense               411       330     1,211       880
Data processing expense         640       450     1,895     1,393
Insurance claims expense        560     1,185     1,820     2,984
Other operating expenses      3,902     3,002    10,458     7,999
                            ------    -------   -------   -------
Total other expenses         15,363    13,638    44,078    36,835
                            ------    -------   -------   -------
Income before income taxes   36,638    28,044   102,656    74,476
Applicable income taxes      14,158    10,989    39,619    28,375

Income before effect of
  accounting change          22,480    17,055    63,037    46,101
Cumulative effect of
  accounting change               0         0         0       234
                            -------   -------   -------   -------
NET INCOME                  $22,480   $17,055   $63,037   $46,335
                            =======   ========  ========  ========
NET INCOME PER COMMON SHARE
(adjusted for all
   stock splits)              $0.19     $0.15     $0.54     $0.40
                              =====     =====     =====     =====

Weighted average number of
   common and common share
   equivalents outstanding  117,194   117,177   117,213   116,344
                           =======   =======   =======   =======


MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30
       (Unaudited)
                           Three Months Ended   Nine Months Ended
- - - -------------------------------------------------------------------
(Dollars in thousands)       1994      1993      1994      1993
- - - -------------------------------------------------------------------
COMMON STOCK
Balance at beginning
  of period                $115,976  $115,365  $115,649   $86,125
Stock options exercised          58       200       385       619
Stock split                       0         0         0    28,821
                            ------   -------     ------   -------
Balance at September 30    $116,034  $115,565  $116,034  $115,565
                            =======  ========  ========   =======
PAID IN CAPITAL
Balance at beginning
  of period                  $5,541      $499    $2,856    $5,274
Stock options exercised         253       872     1,713     3,301
Tax benefit from stock
  options exercised             198       783     1,423     2,234
Transfer from
  Retained Earnings               0         0         0    20,076
Stock split                       0         0         0   (28,821)
                            -------  --------   -------  --------
Balance at September 30      $5,992    $2,154    $5,992    $2,154
                           ========  ========   =======  ========
RETAINED EARNINGS
Balance at beginning
  of period                 $99,545   $53,405   $75,193   $53,692
Net income                   22,480    17,055    63,037    46,335
Dividends                   (17,390)   (6,925)  (33,595)  (16,416)
Transfer to Paid in Capital       0         0         0   (20,076)
                           --------  --------  --------  --------
Balance at September 30    $104,635   $63,535  $104,635   $63,535
                           ========  ========  ========  ========
TREASURY STOCK
Balance at beginning
  of period                   ($171)    ($171)    ($171)    ($171)
Purchases                         0         0         0         0
Retirements                       0         0         0         0
                            --------   -------   ------   --------
Balance at September 30       ($171)    ($171)    ($171)    ($171)
                            ========   =======   =======  ========
Total stockholders' equity $226,490  $181,083  $226,490  $181,083
                           ========= ========= ========= =========
MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30
    (Unaudited)
                           Three Months Ended   Nine Months Ended
- - - -------------------------------------------------------------------
(Dollars in thousands)       1994      1993      1994      1993
- - - -------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                  $22,480   $17,055   $63,037   $46,335
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for finance
credit losses                 1,657     1,762     4,833     5,048
Net finance receivables charged off against allowance
for finance credit losses    (1,150)     (971)   (2,674)   (2,687)
Provision for deferred
income taxes                   (279)     (196)   (1,336)     (238)
Depreciation                    214       183       640       466
Amortization of goodwill        132       128       396       256
Net (increase) decrease in
other assets                 (2,782)    2,348    (2,534)    1,579
Net increase (decrease) in
other liabilities            13,777     6,588    32,025    27,437
                            --------  -------  --------  --------
Net cash provided by
operating activities         34,049    26,897    94,387    78,196
                           --------  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance
receivables                 173,143   151,951   513,689   421,637
Finance receivables originated or
acquired                   (210,204) (199,041) (664,070) (545,391)
Net (increase) decrease in
investment securities          (617)   (2,518)     (816)   (6,093)
Purchases of properties
and equipment                  (185)     (325)   (1,216)     (665)
                            --------  --------  --------  ---------
Net cash used in investing
activities                  (37,863)  (49,933) (132,413) (130,512)
                           ---------  --------  -------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
commercial paper             42,488    20,015    91,437    75,044
Senior debt retired          (5,000)  (15,000)   (5,000)  (45,000)
Senior debt issued                0    24,000         0    59,000
Subordinated debt retired         0         0         0    (6,000)
Stock options exercised         508     1,855     3,520     6,244
Dividends paid              (17,390)   (6,925)  (33,596)  (16,416)
                          ---------  --------  --------  --------
Assets acquired             (25,730)        0   (25,730)  (55,519)
Liabilities assumed          16,630         0    16,630    43,746
                          ---------  --------  --------  ---------

                           Three Months Ended   Nine Months Ended
- - - -------------------------------------------------------------------
(Dollars in thousands)         1994      1993      1994      1993
- - - -------------------------------------------------------------------
Net assets acquired          (9,100)        0    (9,100)  (11,773)
Excess of purchase price over net
assets acquired              (5,701)        0    (5,701)  (10,477)
                           --------   -------  --------  --------
Net cash provided by financing
activities                    5,805    23,945    41,560    50,622
                           --------   -------  --------  --------
Net increase (decrease) in cash and
cash equivalents              1,991     3,427     3,534     4,399

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD          13,164    17,652    11,621    10,999
CASH AND CASH EQUIVALENTS
ACQUIRED                        640         0       640     5,681
                            -------   -------   -------   -------
CASH AND CASH EQUIVALENTS
END OF PERIOD               $15,795   $21,079   $15,795   $21,079
                            =======   =======   =======   =======

SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and state
governments                 $12,313    $9,670   $32,209   $26,986
                            =======    ======   =======   =======
Interest paid to creditors   $9,132    $8,214   $27,009   $23,516
                            =======    =======  =======   =======
MERCURY FINANCE COMPANY

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

4. On August 4, 1994, a jury verdict of $90,000 in compensatory damages and $50,000,000 in punitive damages was rendered against Mercury Finance Corporation of Alabama ("Mercury Alabama"), a subsidiary of the Company, in the Circuit Court of Barbour County, Alabama. Judgment was entered on the jury's verdict on August 8, 1994. Post-trial motions seeking to overturn the jury's verdict, a new trial, or a reduction in the amount of the compensatory and punitive damage award, are pending before the Barbour County Court. Management considers the verdict eminently unjust and intends to pursue vigorously all available avenues for relief from the judgment.

     Mercury Alabama is named as a defendant or a counterclaim defendant in approximately 30 other lawsuits pending in state and federal courts in Alabama, the majority of which have been filed since the entry of the August 4, 1994 jury verdict. The cases (some of which also name the Company as a defendant) include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations, wrongful repossessions of vehicles and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages, as well as declaratory and equitable relief.

     A number of the cases are brought as putative class actions. On October 14, 1994, the Circuit Court of Barbour County certified a plaintiff class in a case alleging breach of contract and fraud claims against Mercury Alabama and the Company in connection with Alabama financing transactions. The Court has not yet ordered the transmittal of notice to the class. Mercury Alabama and the Company intend to defend the litigation vigorously.

     Through September 30, 1994, the Company has accrued $500,000 in legal fees for costs associated with its defense. Through September 30, 1994, the Company has not accrued any amounts associated with the punitive damage award of $50,000,000 because the ultimate resolution of this matter can not be predicted with certainty.



MERCURY FINANCE COMPANY
CONSOLIDATED AVERAGE BALANCE SHEETS
THREE AND NINE MONTHS ENDED SEPTEMBER 30
  (Unaudited)
                            Three Months Ended  Nine Months Ended
- - - -------------------------------------------------------------------
(Dollars in thousands)        1994       1993     1994      1993
- - - -------------------------------------------------------------------
ASSETS
Cash                        $13,859   $10,381   $13,317    $9,827
Investments                  12,448    10,968    11,814     9,323
Finance receivables         932,434   772,338   887,854   711,936
Less allowance for finance credit
losses                      (20,331)  (17,648)  (19,543)  (16,018)
                          --------- ---------  --------  ---------
Finance receivables, net    912,103   754,690   868,311   695,918

Prepaid pension expense         950     1,605     1,040     1,521
Deferred income taxes         6,742     4,378     6,297     4,272
Furniture, fixtures and equipment, net of
accumulated depreciation      3,336     2,496     3,274     2,180
Other assets (including repossessions &
goodwill)                    23,882    20,164    21,012    14,709
                          --------   --------   -------   -------
TOTAL ASSETS               $973,320  $804,682  $925,065  $737,750
                           ========  ========  ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt,
commercial paper           $316,070  $255,392  $287,701  $224,884
Senior debt, term notes     265,167   233,000   265,722   215,500
Subordinated debt            35,000    35,000    35,000    38,667
Accounts payable and
other liabilities            57,443    47,162    53,242    43,042
Income taxes payable          7,371     5,844     8,318     6,173
Reserves withheld, dealers   68,829    55,628    64,774    48,806
                          ---------  --------  --------  --------
TOTAL LIABILITIES           749,880   632,026   714,757   577,071
                          ---------  --------  --------  --------
STOCKHOLDERS' EQUITY
Common stock                116,002   115,483   115,859    97,638
Paid in capital               5,751     1,418     4,601     4,709
Retained earnings           101,858    55,815    90,019    58,503
Treasury stock                 (171)     (171)     (171)     (171)
                          ---------  --------  --------  --------
TOTAL STOCKHOLDERS' EQUITY  223,440   172,656   210,308   160,679
                          ---------  --------  --------  --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $973,320  $804,682  $925,065  $737,750
                          ========  ========  ========  ========




NUMBER OF DAYS                   92        92       273       273
MONTHS COMPLETED                  3         3         9         9
RATIOS
Return on average equity      40.24%     39.51%   39.96%    38.45%
Return on average assets       9.24%      8.48%    9.09%     8.37%
Yield on earning assets       22.61%     22.11%   22.53%    21.97%
Rate on interest bearing
liabilities                    6.42%      6.38%    6.32%     6.83%
Net interest margin           18.42%     17.84%   18.40%    17.44%



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

On September 30, 1994, the Company acquired all of the shares of Midland Finance Co. for $14.8 million in cash. Midland Finance Co. which specializes in the purchase of sales finance contracts and direct loans is headquartered in Chicago, Illinois and has over 40 years experience in the consumer finance business. The acquisition was accounted for under the purchase method of accounting. The excess of cost over fair value of net assets acquired (goodwill) relating to the acquisition was $5.7 million and will be amortized over 20 years on the straight line method commencing in the fourth quarter of 1994. Accordingly, the Consolidated Balance Sheet of Mercury Finance Company at September 30, 1994 includes the assets ($25.7 million) and liabilities ($16.6 million) of Midland Finance Co.

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at September 30, 1994 (unaudited) when compared with September 30, 1993 (unaudited) and December 31, 1993, and the results of operations for the three and nine months ended September 30, 1994 and 1993 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


FINANCIAL CONDITION

Total assets of the Company increased 24% to $1.022 billion from $822.4 million one year ago. Finance receivables increased 23% to $976.6 million at September 30, 1994. The increase in assets and finance receivables were primarily attributable to the production of receivables from the increase number of offices operated by the Company, increased volume in existing offices and the acquisition of Midland Finance Co..

During the period from December 31, 1993 through September 30, 1994 total assets and finance receivables increased 26% and 25% respectively on an annualized basis.

The Company's offices in Florida, Texas and Illinois accounted for approximately 49% of all finance receivables, with the remainder being originated in the other 21 states where offices are located. The total number of offices at September 30, 1994 was 237 compared to 217 at September 30, 1993 and 218 at December 31, 1993.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):









               September 30, 1994 September 30, 1993 Dec. 31, 1993
                                %  of        %  of         %  of
                       Amount Total  Amount Total  Amount Total
Sales finance
receivables            $1,092,644 91% $880,178  91%  $905,223  90%
Direct finance
receivables               106,355  9%   89,561   9%    99,294  10%
                        ---------- ---  -------- ---  -------- ---
Total gross finance
receivables             1,198,999 100% 970,807 100% 1,004,517 100%
                                  ====         ====           ====
Unearned finance charges (213,180)    (169,360)      (174,440)
Unearned insurance commissions,
insurance premiums and
insurance reserves         (9,245)      (9,753)        (9,790)
                       ----------   -----------     ----------
Finance receivables      $976,574     $791,694       $820,287
                         ========     ========       ========

Allowance and Provision for Finance Credit Losses

The Company maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current and possible future losses in the finance receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses.
A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the nine month periods ended September 30, 1994 (dollars in thousands):



                                            1994      1993
Balance at beginning of period            $18,344   $13,198
Acquisition                                 1,030     2,391
Provision charged to expense                4,833     5,048
Finance receivables charged-off            (3,809)   (3,483)
Recoveries                                  1,135       796
                                       ----------   ---------
Balance at September 30                   $21,533   $17,950
                                          ========  ========
Allowance as a percent of finance receivables
outstanding at end of period                 2.20%     2.27%
                                            =====     =====

The increase in the provision and allowance for finance credit losses in 1994 is primarily attributable to the increase in finance receivables outstanding.

Reserves Withheld, Dealers

Individual sales finance contracts are purchased pursuant to formal agreements with local merchants negotiated at the branch office level. As part of Mercury's financing of sales finance contracts, arrangements are entered into with dealers, whereby reserves are established to protect Mercury from potential losses associated with such contracts. As part of Mercury's agreement with the dealers, a portion of the proceeds from the sales finance contracts are retained by Mercury and are available to Mercury to charge specific accounts against. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased. Dealer reserves amounted to $71.7 million and $56.8 million at September 30, 1994 and 1993 respectively.

Debt

The primary source for funding the Company's finance receivables comes from the issuance of debt. At September 30, 1994 the Company had total debt of $660.3 million which compares with $539.5 million at September 30, 1993.

In addition to the Company's outstanding debt the Company has revolving credit facilities and a back up line of credit which total $400 million. The new revolving credit facilities were entered into on September 1, 1994 and and replaced a prior revolving credit facility which totalled $330.0 million. The revolving credit facilities are totally available for use by the Company and at September 30, 1994 nothing was outstanding under these arrangements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):
                       Sept. 30, 1994 Sept. 30, 1993 Dec. 31, 1993
                       Balance   Rate Balance   Rate Balance  Rate
Senior Debt:
Commercial paper      $356,897  5.1%  $280,015  3.3% $260,260  3.5%
Term notes             265,500  7.6%   224,500  7.9%  266,000  7.2%
Subordinated debt       37,930 10.2%    35,000 10.2%   35,000 10.2%

                     -------- -----  -------- ----- -------- -----
Total                 $660,327  6.4%  $539,515  5.7% $561,260  5.7%

                      ========  ===   ========  ===  ========  ===

The interest rates reflected in the preceding table do not include amortized costs related to the issuance of debt, costs related to the maintenance of credit line facilities and the interest differential related to interest exchange agreements. The effect of these costs, which are included in interest expense in the consolidated financial statements, increases the effective interest rate by approximately 28 basis points at September 30, 1994.


The following table sets forth information with respect to maturities of senior and subordinated debt at September 30, 1994 (dollars in thousands):
                      Senior Debt Senior Debt  Subordinated
Maturity          Commercial Paper Term Notes      Debt     Total
1994                   $356,897      28,500        2,930  $388,327
1995                      -          29,500         -       29,500
1996                      -          40,000         -       40,000
1997                      -          56,500       20,000    76,500
1998                      -         111,000       15,000   126,000
1999                      -           -              -        -

Total                  $356,897    $265,500      $37,930  $660,327
                       ========    ========      =======  ========

The Company has no interest exchange agreements at September 30, 1994.

Stockholders' Equity

The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at September 30, 1994 was $220.9 million which compares with $181.1 million at September 30, 1993 and $193.5 million at December 31, 1993. For the nine months ended September 30, 1994 the Company had net income of $63.0 million and paid or declared cash dividends of $33.6 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $2.7 million also being added to the equity of the Company.

At September 30, 1994 stockholders' equity stated as a percent of total assets was 22.2% which compares with 22.0% at September 30, 1993 and 22.7% at December 31, 1993.


RESULTS OF OPERATIONS

Net Income

For the three and nine months ended September 30, 1994 the Company had net income of $22.5 million and $63.0 million which represent increases of 32% and 36% from the $17.1 million and $46.3 million earned in 1993. The increase in net income is primarily attributable to income derived from increased finance receivables outstanding resulting from additional offices opened in 1994 and 1993 and increased volume in existing offices.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and nine months ended September 30, 1994 the Company's net interest income was $43.4 million and $124.2 million an increase of 25% and 32% from 1993. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 18.42% for the three months ended September 30, 1994 and 18.40% for the nine months ended September 30, 1994. This compares with a net interest margin of 17.84% and 17.44% for the three and nine months ended September 30, 1993. The change in net interest margin is primarily attributable to interest rate changes on the Company's various debt instruments. The following tables summarize the amount of the net interest margin for the three and nine months ended September 30 (dollars in thousands):

                             1994                     1993
Three Months Ended            Annualized               Annualized
               Average  Interest  Rate    Average Interest Rate
               Out-     Income/  Earned     Out-   Income/  Earned
               standing Expense and Paid standing Expense and Paid Interest earning
assets          $944,882  $53,399 22.61%   $783,306 $43,294  22.11%
Interest bearing
liabilities      616,237    9,969  6.42%    523,392   8,423   6.38%
                ---------  -------  -----   --------  ------- -----
Net             $328,645  $43,430 16.19%   $259,914 $34,871  15.73%
                 ========  ======= ======   ======== ======= ======

Net interest margin as a
percentage of average interest
earning assets                    18.42%                     17.84%
                                   =====                      =====

                            1994                     1993
Nine Months Ended             Annualized               Annualized
               Average  Interest  Rate    Average Interest Rate
               Out-     Income/  Earned     Out-   Income/  Earned
              standing Expense and Paid standing Expense and Paid
Interest earning
assets          $899,668  $152,033 22.53%  $721,259 $118,864 21.97%
Interest bearing
liabilities      588,423   27,799  6.32%    479,051   24,457  6.83%
                --------  ------- ------   --------  -------  -----
Net             $311,245  $124,234 16.21%  $242,208  $94,407 15.14%
              ========  ======= ======   ========  ======= ======
Net interest margin as a
percentage of average interest
earning assets                    18.40%                     17.44%
                                 ======                     ======

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

For the three and nine months ended September 30, 1994, the Company experienced increases in its insurance commissions which are attributable to the additional loan volume, the inclusion of the Gulfco branches acquired in 1993 and the increased number of borrowers obtaining these types of products and the acquisition of Gulfco Investment, Inc. The following table summarizes the amounts earned from these products for the three and nine months ended September 30 (dollars in thousands):
                               Three Months Ended Nine Months Ended

                               September 30       September 30

                                     1994    1993    1994    1993
Insurance commissions              $4,906  $3,694  $12,990  $9,388
Insurance premiums                  2,411   2,496    6,665   6,339
Vehicle protection club memberships 1,798     923    4,713   2,632
Fees and other                      1,113   1,460    2,965   3,593
                                    ------  ------   ------  ------
Total                             $10,228  $8,573  $27,333 $21,952
                                  =======  ======   ====== =======
Other income as a % of average interest
earnings assets (Annualized)         4.32%   4.38%  4.05%   4.06%
                                     ====    ====   ====    ====
Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and nine months ended September 30 (dollars in thousands):
                               Three Months Ended Nine Months Ended

                                September 30      September 30

                                     1994    1993   1994    1993
Salaries and employees benefits    $8,887  $7,771  $25,972 $21,221
Insurance claims expense              566   1,185    1,820   2,984
Other operating expenses            5,910   4,682   16,286  12,630
                                  ------- -------  ------- -------
Total                             $15,363 $13,638  $44,078 $36,835
                                 ======= =======  ======= =======
Other expenses as a % of average interest
earning assets (Annualized)          6.50%   6.96%  6.53%   6.81%
                                     ====    ====   ====    ====

Included in other expenses is $500 thousand in legal fees accrual associated with the Alabama litigation.

Income Taxes

Income taxes increased due to a higher level of pretax income in 1994. The increase in the effective tax rate from 38.1% in 1993 to 38.6% in 1994 was primarily due to the increase in the Federal income tax rate from 34% to 35%.

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

                              Three Months Ended Nine Months Ended
                                September 30     September 30
                                  1994    1993    1994    1993
Loss provision charged to income $1,657  $1,762   $4,833  $5,048
Charge-offs net of recoveries     1,149     971    2,674   2,687
Allowance for finance credit
losses at end of period                           21,533  17,950
Dealer reserves at end of period                  71,728  56,845

Ratios:

Net charge offs (annualized) against allowance
to average finance receivables      .49%    .50%     .40%    .50%
Allowance for finance credit losses to net finance
receivables at end of period                        2.20%   2.27%
Dealer reserves to gross sales finance receivables
at end of period                                    6.56%   6.50%


Delinquencies

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at September 30 (dollars in thousands):

                         September 30, 1994     September 30, 1993
                                  % of related       % of related
                            Gross Outstanding   Gross Outstanding
                                 Receivable            Receivable
                           Amount  Balance      Amount    Balance

Sales finance receivables    $5,277   .48%       $5,470     .63%
Direct finance receivables    3,068  2.89%        3,019    3.14%
                            -------- -----       -------    ----
Total                        $8,345   .72%       $8,489     .87%
                             ======   ====       ======     ====

The increase in delinquency rate for direct finance receivables was primarily attributable to the inclusion of receivables and delinquency from the Gulfco acquisition.


LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in the Company's operations. The Company endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short term commercial paper, and
(c) direct borrowings available from commercial banks and insurance companies, consisting of short term lines of credit and long term senior and subordinated notes. Most of the assets are at fixed rates, and have an average initial maturity of approximately 26 months. Of the Company's total debt, 46% has an original maturity of greater than one year at a fixed rate of interest or is hedged with interest rate exchange agreements.

The Company also maintains back up lines of credit totalling $20 million and revolving credit facilities totalling $310 million. At September 30, 1994 the Company had no debt outstanding under these credit arrangements.


LITIGATION EVENT

On August 4, 1994, a jury verdict of $90,000 in compensatory damages and $50,000,000 in punitive damages was rendered against Mercury Finance Corporation of Alabama ("Mercury Alabama"), a subsidiary of the Company, in the Circuit Court of Barbour County, Alabama. Judgment was entered on the jury's verdict on August 8, 1994. Post-trial motions seeking to overturn the jury's verdict, a new trial, or a reduction in the amount of the compensatory and punitive damage award, are pending before the Barbour County Court.


Management considers the verdict eminently unjust and intends to pursue vigorously all available avenues for relief from the judgment.


Mercury Alabama is named as a defendant or a counterclaim defendant in approximately 30 other lawsuits pending in state and federal courts in Alabama, the majority of which have been filed since the entry of the August 4, 1994 jury verdict. The cases (some of which also name the Company as a defendant) include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations, wrongful repossessions of vehicles and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages, as well as declaratory and equitable relief.

A number of the cases are brought as putative class actions. On October 14, 1994, the Circuit Court of Barbour County certified a plaintiff class in a case alleging breach of contract and fraud claims against Mercury Alabama and the Company in connection with Alabama financing transactions. The Court has not yet ordered the transmittal of notice to the class. Mercury Alabama and the Company intend to defend the litigation vigorously.

Through September 30, 1994, the Company has accrued $500,000 in legal fees for costs associated with its defense. Through September 30, 1994, the Company has not accrued any amounts associated with the punitive damage award of $50,000,000 because the ultimate resolution of this matter can not be predicted with certainty.



PART II  OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   Other Information - Not Applicable

Item 6.   (a)  Exhibits - See Exhibit Index following the signature

               page

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the third quarter of 1994.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     MERCURY FINANCE COMPANY
                          (Registrant)



Date:  November 12, 1994          /s/ John N. Brincat
                                      John N. Brincat
                                      President & Chief
                                      Executive Officer
                                      (Duly Authorized Officer)



Date:  November 12, 1994          /s/ James A. Doyle
                                      James A. Doyle
                                      Senior Vice President,
                                      Controller & Principal
                                      Accounting Officer



Date:  November 12, 1994          /s/ Charley A. Pond
                                      Charley A. Pond
                                      Vice President, Treasurer
                                      & Principal Financial Officer




                        INDEX OF EXHIBITS


Exhibit No.                   Description


   11.                 Computation of Net Income Per Share

   12.                 Ratio of Earnings to Fixed Charges

   15.                 Report of KPMG Peat Marwick regarding
                       unaudited interim financial information.

   23.                 Consent of KPMG Peat Marwick.




MERCURY FINANCE COMPANY
EXHIBIT 11
COMPUTATION OF NET INCOME PER SHARE
THREE AND NINE MONTHS ENDED SEPTEMBER 30
         (Unaudited)


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

                            Three Months Ended   Nine Months Ended
- - - -------------------------------------------------------------------
(Dollars in thousands except
per share amounts)           1994       1993     1994       1993
- - - -------------------------------------------------------------------
INCOME DATA:

1.  Net income Mercury
    Finance Company        $22,480    $17,055    $63,037   $46,335

2.  Weighted average common shares
    outstanding (adjusted for stock
    split)                 116,002    115,486    115,858   115,227

3.  Treasury stock             (63)       (63)       (63)      (63)

EFFECT OF COMMON STOCK EQUIVALENTS (C.S.E.):

4.  Weighted average shares reserved for
    stock options            1,255      1,754      1,418     1,698

NET INCOME PER COMMON SHARE:

5.  Weighted average common share and
    common stock equivalents (line
    2+3+4)                 117,194    117,177    117,213   116,862

6.  Mercury Finance Company
    net income per share
    (line 1  line 5)        $0.19      $0.15      $0.54     $0.40


MERCURY FINANCE COMPANY
EXHIBIT 12
RATIO OF EARNINGS TO FIXED CHARGES
THREE AND NINE MONTHS ENDED SEPTEMBER 30
     (Unaudited)

                            Three Months Ended   Nine Months Ended
- - - -------------------------------------------------------------------
(Dollars in thousands except
per share amounts)           1994       1993     1994       1993
- - - -------------------------------------------------------------------
Net income                 $22,480    $17,055    $63,037   $46,335
Provision for income taxes  14,150     10,989     39,619    28,375
                          -------    -------    -------   -------
Add Fixed Charges:
 Cost of borrowings          9,969      8,423     27,799    24,457
One-thrid of rentals          267        226        769       617
                          -------     ------     ------    ------
Total fixed charges        10,216      8,649     28,416    25,074
                          -------     ------     ------    ------
Total net income, provision for income taxes and
fixed charges "earnings"   $46,854    $36,693   $131,072   $99,784
                          =======    =======    =======   =======

Ratio of earnings to
fixed charges                 4.59       4.24       4.61      3.98
                             =====      =====      =====      ====


KPMG Peat Marwick                        Exhibit No. 15
     Certified Public Accountants



             Independent Auditors' Report


The Board of Directors
Mercury Finance Company
Northbrook, Illinois

We have reviewed the consolidated balance sheets of Mercury Finance Company and Subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three month and nine month periods then ended, in accordance with the standards established by the American Institute of Certified Public Accountants.

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

Chicago, Illinois
October 4, 1994

KPMG Peat Marwick                        Exhibit No. 23
     Certified Public Accountants



The Board of Directors
Mercury Finance Company
Northbrook, Illinois


Re:  Registration Statement No. 33-28513 on Form S-8
     Registration Statement No. 33-28693 on Form S-8
     Registration Statement No. 33-29587 on Form S-8


Gentlemen:

With respect to the subject Registration Statements, we acknowledge our awareness of the incorporation by reference therein of our report dated October 4, 1994 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act, such a report is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.



                         /s/ KPMG Peat Marwick


Chicago, Illinois
November 14, 1994