Form 10-K405
MERCURY FINANCE COMPANY
filed 1995-03-30
CIK 846378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

10-K405

ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECRUITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
Commission file number 1-10176

MERCURY FINANCE COMPANY  (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 36-3627010 (I.R.S. Employer Identification Number)

40 Skokie Boulevard, Suite 200, Northbrook, Illinois 60062 (Address of principal executive offices and Zip Code) Registrant's telephone number, including area code: 708-564-3720 Secruities registered pursuant to Section 12(b) of the Act: None Secruities registered pursuant to Section 12(b) of the Act:
COMMON STOCK ($1 par value) (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(D) of the Secruities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES XX NO

Indicate by check mark if disclosure statement of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this for. XX

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. SUCH AGGREGATE MARKET VALUE TOTALED $1,490,164,753 (BASED ON THE CLOSING PRICE OF THE COMPANY'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION FOR MARCH 28, 1995)).

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.
COMMON STOCK, $1 PAR VALUE 114,267,721 SHARE OUTSTANDING AT MARCH 28, 1995 (NET OF TREASURY STOCK).

Documents incorporated by reference: List the following documents if incorporated by reference and the part of the form 10-K into which the document is incorporated: (1) Any annual report to security holders; and (2) Proxy or information statement; and (3) Any prospectus files pursuant to Rule 424(B) Or
(C) Under the Securities Act of 1933.

PROTIONS OF THE 1994 ANNUAL REPORT TO SHAREHOLDERS AND THE DEFINITIVE PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF SHAREHOLDERS (FILED ON MARCH 10, 1995 ARE INCORPORATED HEREIN BY REFERENCE).

PART I
THE COMPANY
ITEM 1.
BUSINESS - GENERAL
Mercury Finance Company ("Mercury") ("Company") is a consumer finance concern engaged in the business of purchasing individual installment sales finance contracts from automobile dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products.

Mercury was organized in 1988, as a wholly owned subsidiary of First Illinois Corporation (an Evanston, Illinois bank holding company), in order to hold 100% of the outstanding common stock of First Illinois Finance Company and First Illinois Life Insurance Company. On March 4, 1989 the Board of Directors of First Illinois Corporation approved a plan to spin-off Mercury in a stock distribution to its shareholders. On April 24, 1989, First Illinois Corporation distributed to its shareholders of record on April 10, 1989 one share of Mercury for each two shares of First Illinois Corporation stock held.

Following the stock distribution, First Illinois Finance Company was dissolved and Mercury became the sole shareholder of each of the state consumer finance subsidiaries. First Illinois Life Insurance Company was renamed Mercury Life Insurance Company ("Mercury Life").

Mercury's operating subsidiaries commenced operations in February 1984 for the purpose of penetrating the market for small dollar amount consumer loans (average of $3,000 or less). The initial focus was toward small, short term, direct installment loans made to the U.S. military servicemen. Building on this direct lending niche, Mercury has also built a substantial, diversified consumer finance portfolio by purchasing individual installment sales finance contracts from retail vendors and automobile dealers.

On April 1, 1993 Mercury acquired all the shares of Gulfco Investment Inc. for $22.3 million in cash. Gulfco Investment Inc. was the parent company which owned all of the stock of Gulfco Finance Company and Gulfco Life Insurance Company. Gulfco Finance Company conducted its consumer finance business through a branch network of 62 offices located in Louisiana, Mississippi and Texas. The acquisition was accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of cost over fair value of net assets acquired (goodwill) relating to the acquisition is being amortized over twenty years on the straight line method.

On September 30, 1994 Mercury acquired all the shares of Midland Finance Co. for $15.1 million in cash and the assumption of its net liabilities. Midland Finance Co. conducted its consumer finance business through a central office in Chicago, Illinois. The acquisition was accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated financial statements of income and statements of cash flow since the date of acquisition. The excess of cost over fair value of net assets acquired (goodwill) relating to the acquisition is being amortized over twenty years on the straight line method.

Mercury's loans range for periods from 3 months to 48 months at annual interest rates ranging, with minor exception, from 18% to 40%. Generally all loans are repayable in monthly installments. Generally late payment fees are assessed to accounts which fail to make their schedule payments within 10 days of the schedule due date.

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

Mercury has certain legal remedies in the event of defaulted loans. Remedies include the repossession of secured collateral. Repossession of such collateral is determined and executed on individual contract basis at various stages of delinquency. In addition, Mercury may also pursue legal remedies toward any deficiency balances created by the repossession.

Mercury believes its growth is due to its targeted marketing strategy and its experienced consumer finance professionals who are able to assess, structure and initiate or purchase high margin consumer loans. Growth has come from an increase in existing office volume as well as new office openings and the acquisition of Gulfco Investment Inc. and Midland Finance Co..

BRANCH OFFICE NETWORK/OPERATIONS

Mercury's branch office network consists of 247 offices in 25 states located primarily in the southeastern, central and western United States. An office typically starts with 2 employees and is expanded based on receivables generated. The largest office has approximately 20 people with a network average approximately 6 people per office. Mercury is divided into 27 geographically organized districts, with each district headed by a district supervisor. A district supervisor is responsible for 7 to 11 offices (depending on size and geographical dispersion). District supervisors report directly to five group Vice Presidents of Operations.

Management has developed its workforce by attracting and training experienced consumer lending professionals. The training program includes classroom simulation of branch operations, actual training at branch offices and personal interviews by senior operating management of the Company. The training program which is called "Pride Program" is administered by the branch managers and district supervisors and is a requirement for all branch personnel. In addition the Company also conducts a Manager's Qualification Program (MQP) for prospective managers.

The Company instituted an Accelerated Training Program (ATP) in July, 1991.
The program is designed for either college graduates or individuals with comparable work experience who, in the opinion of the management of the Company, possess an above average ability to learn and succeed in the consumer finance business. The ATP supplements the Company's supply of promotable employees from the regular training program. ATP is a highly structured training program that is designed to be completed within a maximum of 12 months. Currently, there are 38 Branch Managers from this program with another 27 individuals participating at different training phases. All ATP trainees must be willing to relocate. The Company has specific training offices with experience training managers who are responsible for an ATP employee's development. In addition, to ensure broad based development of the trainees, the program is structured so as to include all levels of Operating Management in the training process.

Mercury locates and opens new offices based on availability of branch managers and the conclusions reached from market research. The market research conducted includes population and income demographics, regulatory issues, on-site visitations and introductory sales calls. The conclusion reached from the market research enables the Company to estimate growth and earnings potential for a possible branch location. On the average Mercury's offices are generally profitable within 9 to 12 months of commencing operations.

Mercury's 247 offices are strategically located in areas of high traffic density for potential customers. Such sites are determined during the market research process. The traffic patterns are periodically reviewed. This process of site selection and review allows Mercury to maximize market potential and availability of potential borrowers. Since inception, Mercury has closed five branch offices because of traffic patterns and market potential changed from the original site selection.

Mercury's borrowers represent a broad cross section of the military and non-military population. Approximately 25% of Mercury's branch offices are located in the general vicinity of major U.S. military installations. These offices generally lend to both military and non-military personnel. The remaining offices are located in urban areas and primarily provide services to civilians. Recently proposed military base closings will have, in management's opinion, no material effect on the operations of the Company.

The business mix of Mercury's branch office network between sales finance receivables which constitutes 89% of total receivables, and direct consumer loans constituting 11% of total receivables is generally consistent with the 27 supervisory districts of the country. The business mix in any one branch office is dependent upon the location of the office and the background of an office's loan personnel.

The geographic distribution of Mercury's offices are as follows:

State                             Office Locations
Alabama                           4
Arizona                           5
California                        5
Colorado                          2
Florida                           35
Georgia                           13
Illinois                          19
Indiana                           7
Kansas                            1
Kentucky                          5
Louisiana                         42
Michigan                          2
Mississippi                       13
Missouri                          3
Nevada                            4
New Mexico                        1
North Carolina                    8
Ohio                              8
Oklahoma                          3
South Carolina                    5
Tennessee                         8
Texas                             35
Virginia                          12
Washington                        1
Wisconsin                         6
TOTAL                             247

LOAN ORIGINATION AND MARKETING
Mercury originates loans and purchases individual sale finance contracts through its office network based on a decentralized approval process tailored to the market in which the specific offices operates. All credit extentions are reviewed and approved at the branch level. Each branch office has specific credit limit authorization and any extension of credit above the branch limit must be approved by the district supervisor. Although Mercury's branch offices maintain local credit authority, all credit extensions must conform to the objective credit worthiness policies of Mercury. These policies require completed applications, background credit investigations, employment verification and evaluation and decision guidelines. While the ability and intent of the consumer to repay are essential prerequisites to any loan, collateral provides additional security for the lender. All of Mercury's sales finance contracts are secured with collateral while the majority of its direct consumer loans are also secured with collateral. The amount of collateral required depends upon the purpose of the loan, the size of the loan and the risk factors associated with the loan.

Applications for installment sales finance receivables originate from local dealers (household goods, appliance and automobile) and are subjected to the same credit review and credit worthiness policies as direct consumer loans. A specific installment sales finance contract is purchased only after objective investigations of the credit worthiness of the borrower and a determination of the underlying value of the asset through use of industry publications, combined with the subjective assessment by an office's loan personnel. Every sales finance contract is reviewed individually and extensions of credit are made based upon the credit worthiness of each contract.

Individual sales finance recievables are purchased pursuant to formal agreements with local merchants negotiated at the branch office level and subsequently approved by supervision. Mercury purchases sales finance contracts from local dealers with which Mercury has established ongoing relationships. A relationship with a dealer begins only after the soundness of their business is determined. Mercury conducts credit investigations, independent interviews with state regulatory agencies and inquiries to local civic and community organizations to aid in this determination. Relationships with dealer and volume of contracts purchased are conducted and developed on an ongoing basis. Mercury branch offices have conducted business with many dealers since the inception of a branch.

As part of certain dealer arrangements, dealers reserve and recourse agreements are entered into to protect Mercury from credit losses and early prepayments on installment sales finance receivables. These nonrefundable reserves are negotiated on a dealer by dealer basis and are subject to change based upon the performance of the sales finance contracts purchased.

Mercury encourages a decentralized marketing approach which allows each office to pursue and develop business leads which are unique to individual markets. Mercury does no national advertising. Branch offices may advertise in local publications and most branch offices rely on the endorsement of customers to build upon its client base. Mercury believes that client service in the form of timely loan application processing makes customer referrals the most cost effective primary marketing tool.

INSURANCE OPERATIONS

In conjunction with their lending practices, the consumer finance subsidiaries, as agents for Gulfco Life and unaffiliated insurers, offer credit life, accident and health and property insurance to borrowers who obtain finance receivables directly from the consumer finance subsidiaries, and to borrowers under sales finance contracts and financing contracts purchased from merchants and automobile dealers.

Mercury Life and Gulfco Life are engaged primarily in the business of reinsuring and direct writing respectively, of credit life and accident and health insurance policies issued to borrowers of finance receivables and sales finance contracts originated by Mercury. The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance payable in the event of death or disability of the debtor. Premiums are earned over the life of the contracts using pro rata and sum-of-the-months digits methods.

Mercury Life and Gulfco Life have established policy liabilities and claim reserves. The claim reserves are based upon accumulated estimates of claims reported, plus estimates of incurred but unreported claims.

SOURCE OF FUNDS

Mercury funds its operations through payments of principal and interest from finance receivables, capital funds and the sale of debt securities. At December 31, 1994, Mercury had total debt of $750.8 million. Of this total, 60% was in commercial paper and notes, 35% was in fixed rate senior term notes, 5% in fixed rate subordinate term notes.

In addition to its outstanding debt Mercury has unused bank lines of credit and maintains bank revolving credit facilities which totalled $420 million at December 31, 1994. These funds were totally available to Mercury at Decmeber 31, 1994.

In the past, Mercury had entered into interest exchange agreements ranging in maturity from one to five years. These agreements called for Mercury to pay interest at a fixed rate and receive interest at a floating rate on notional amounts. At December 31, 1994 Mercury was not a party to open interest exchange agreements.

Related to its placement of commercial paper Mercury maintains an investment grade rating of F-2 (upgraded in May 1990) with Fitch Investors Service Inc., D-1-, with Duff and Phelps, Inc. (upgraded in May 1992) a A2 with Standard & Poors, a P2 with Moody's Investors Services Inc., and Thomson BankWatch 1.

COMPETITION

The consumer finance business is intensely competitive. Mercury competes with other consumer finance companies, personal loan departments and commercial banks, federally insured credit unions, industrial banks, credit card issuers and companies which finance the sales of their own merchandise or the merchandise of others.

All lending institutions compete in the area of customer service, response time and interest rate charges. Although in some instances Mercury's interest rate charges may be greater than some of its competitors Mercury believes that its decentralized approval process provides Mercury with excellent customer service in the form of quicker response time to potential customers.

EMPLOYEES

As of December 31, 1994 Mercury had approximately 1,500 employees. Mercury expects the total number of employees to increase as it continues to expand and believes that it has excellent relationships with its employees. None of its employees are represented by a collective bargaining agreement.

GOVERNMENT REGULATION

All consumer finance operations are subject to federal and state regulations. Personal loan lending laws generally require licensing of the lender; limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms; and limitations on certain collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the business is conducted under licenses issued by individual states. Each office is subject to periodic examination by state regulatory authorities. The state licenses are revocable for cause. Mercury believes it complies in all aspect with these regulations. Mercury is also subject to the provisions of the Federal Consumer Credit Protection Act and its related regulations.

Credit insurance offered in connection with the direct lending and sales finance activities of Mercury and the premiums payable by credit customers and commissions payable to insurers to the originators of such insurance are also subject to state laws and regulations. Mercury Life is subject to regulation and supervision by the Arizona Department of Insurance. Gulfco Life is subject to regulation and supervision by the Louisiana Department of Insurance.

EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                                Period Served as
                                                                                Officer of the
                                                                                Company, Affiliated
                                                                                Company, or
Name                    Age  The Company                                        Predecessor Company
John N. Brincat         58   President, Director and Chief Executive Officer of 1983 to Date
                             the Company since 1989.  Formerly Chairman of the
                             Board and Chief Executive Officer of the First
                             Illinois Finance Company (the Company's
                             predecessor) from 1985 to 1989.  Executive Vice
                             President prior thereto.  President and Chief
                             Operating Officer of the financial service group
                             of First Illinois Corporation, 1987 to 1989.

James A. Doyle          47   Senior Vice President, Controller and Secretary of 1977 to Date
                             the Company since January 1991.  Formerly Vice
                             President, Controller and Secretary of the Company
                             since 1989.  Formerly Executive Vice President and
                             Chief Financial Officer of First Illinois
                             Corporation from 1987 to 1989 and Vice President
                             prior thereto.

Richard P. Bosson       52   Vice President - Operations of the Company since   1986 to Date
                             October 1991.  Formerly Assistant Vice President/
                             Regional Director of the Company and First
                             Illinois Finance Company (the Company's
                             predecessor) from 1987, Branch Manager prior
                             thereto.

Edward G. Stautzenbach  56   Vice President, Marketing since 1991.  Formerly    1988 to Date
                             Assistant Vice President from 1988.  Formerly part
                             owner of a mail marketing company from 1984.

Charley A. Pond         49   Vice President.  Treasurer and Chief Financial     1989 to Date
                             Officer of the Company since August 1989.
                             Formerly Vice President National Westminster Bank
                             USA from 1981 to August 1989.  Responsible for the
                             bank's relationships with finance companies and
                             other related financial institutions.

John J. Pratt           55   Vice President - Operations of the Company since   1985 to Date
                             September 1992.  Formerly Assistant Vice President
                             /Regional Director of Company and First Illinois
                             Finance Company (the Company's predecessor) from
                             1986.  Branch Manager prior thereto.

Michael H. Caul         51   Vice President - Operations of the Company since   1987 to Date
                             January 1994.  Formerly Assistant Vice President/
                             Regional Director of Company and First Illinois
                             Finance Company (the Company's predecessor) from
                             1988.  Branch Manager prior thereto.

Steven G. Gould         37   Vice President - Operations of the Company since   1984 to Date
                             July 1994.  Formerly Assistant Vice President/
                             Regional Director of Company and First Illinois
                             Finance Company (the Company's predecessor) from
                             1986.  Branch Manager prior thereto.

John N. Brincat, Jr.    33   Vice President - Operations of the Company since   1985 to Date
                             July 1994.  Formerly Assistant Vice President/
                             Regional Director of Company and First Illinois
                             Finance Company (the Company's predecessor) from
                             1991.  Branch Manager prior thereto.

Jeffrey R. Brincat      32   Vice President, Administration 1994 to date.       1991 to Date
                             Formerly Assistant Vice President from 1993 to
                             November 1994.  Formerly Manager Branch location
                             1992 to 1993.  Formerly Management Trainee 1991-
                             1992.  Waste Management Inc. from 1990 to 1991.
                             Formerly Captain U.S. Marine Corps 1984 to 1990.

ITEM 2.
PROPERTIES

The executive offices of Mercury are located at 40 Skokie Boulevard, Northbrook, Illinois 60062, telephone number (708)564-3720. Mercury occupies approximately 7,000 square feet of a modern office building and is under a lease having a ten year initial term expiring on April 1, 1996 with an option to extend for an additional five years. Mercury also leases space for all its branch offices. The leases for the branch offices are generally for terms from 3 to 5 years. Total rent expense for the Company approximated $3,169,000, $2,619,000, $1,905,000 in 1994, 1993 and 1992 respectively.

ITEM 3.
LEGAL PROCEEDINGS
In the normal course of its business, the Company and its subsidiaries are named as defendants in legal proceedings. A number of such actions are pending in various states in which subsidiaries of the Company do business. It is the policy of the Company and its subsidiaries to vigorously defend litigation, but the Company and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate.

On August 4, 1994, a verdict of $90,000 in compensatory damages and $50,000,000 in punitive damages was rendered against Mercury Finance Corporation of Alabama ("Mercury Alabama"), a subsidiary of the Company, in the Circuit Court of Barbour County, Alabama. On January 26, 1995, the Circuit Court of Barbour County, Alabama, entered an order requiring a new trial unless the plaintiff accepted a reduction of the punitive damage award from $50,000,000 to $2,000,000. Following the entry of the January 26, 1995 order, parties entered into a joint motion to vacate the verdict and judgment and dismiss the case pursuant to a settlement of plaintiff's claim for an amount less than the reduced punitive damage award. Mercury Alabama has accrued the cost of the settlement as of December 31, 1994, and the consolidated statement of income for the year ended December 31, 1994 reflects this accrual.

As of December 31, 1994, Mercury Alabama was a defendant or counterclaim defendant in approximately 40 other lawsuits pending in state and federal courts in Alabama, the majority of which had been filed since the entry of the August 4, 1994 Barbour County jury verdict. The cases (some of which also name the Company as a defendant) include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations, wrongful repossessions of vehicles and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages, as well as declaratory and equitable relief.

As of February 20, 1995, several of the cases pending on December 31, 1994 (including the Circuit Court of Barbour County, Alabama, case discussed above, which had resulted in a judgment against Mercury Alabama) have been settled. In addition, approximately ten cases have been filed against Mercury Alabama since December 31, 1994, and the Company has been joined as a defendant in a number of cases in which it previously had not been named as a party.

A number of the pending Alabama cases are brought as putative class actions. On October 14, 1994, the Circuit Court of Barbour County, Alabama, certified a plaintiff class in a case alleging breach of contract and fraud claims against Mercury Alabama and the Company in connection with Alabama financing transactions. The court has not yet ordered the transmittal of notice to the class.

Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of the Company, it is not possible at this time to estimate (except for the Circuit Court of Barbour County case discussed previously) the amount of damages or settlement expenses that may be incurred. Accordingly, no provisions has been made in the consolidated financial statements for any of the pending proceedings except for the Circuit Court of Barbour County, Alabama case.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Information is presented on page 24 of the Registrant's Annual Report and is incorporated herein by reference.

ITEM 6.
SELECTED FINANCIAL DATA
Information is presented on page 11 of the Registrant's Annual Report and is incorporated herein by reference.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information is presented on pages 25 to 28 of the Registrant's Annual Report and is incorporated herein by reference.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Information is presented on pages 12 to 24 of the Registrant's Annual Report and is incorporated herein by reference.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
None.

PART III
ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors is contained in Mercury's 1994 Proxy and information regarding executive officers is set forth in Item 1 herein.

ITEM 11.
EXECUTIVE COMPENSATION
Information is contained in Mercury's 1994 Proxy and is incorporated herein by reference.

ITEM 12.
SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNER'S AND MANAGEMENT
Information is contained in Mercury's 1994 Proxy and is incorporated herein by reference.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information is contained in Mercury's 1994 Proxy and is incorporated herein by reference.

PART IV
ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS FILED IN MERCURY'S 1994 ANNUAL REPORT
Consolidated Balance Sheets as of December 31, 1994 and 1993.
Consolidated Statements of Income for the Three Year Period Ended December
31, 1994, 1993 and 1992.
Consolidated Statements of Changes in Shareholders' Equity for the Three
Year Period Ended December 31, 1994, 1993 and 1992.
Consolidated Statements of Cash Flows for the Three Year Period Ended December 31, 1994, 1993 and 1992.
Notes to Consolidated Financial Statements for the Three Year Period Ended December 31, 1994, 1993 and 1992.
Independent Auditors' Report.

FINANCIAL STATEMENT SCHEDULE
None. All schedules ommitted are inappropriate or the information required is shown in the consolidated financial statements or notes hereto.

REPORTS ON FORM 8-K
No report on the Form 8-K has been filed with the Securities and Exchange Commission during the quarter ended December 31, 1994.

EXHIBITS
A list of all exhibitis included as part of this report is set forth in the
Exhibit Index accompanying this report, which is included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

                                MERCURY FINANCE COMPANY
                                Registrant

March 30, 1995                  John N. Brincat
Date                            John N. Brincat
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

                                John N. Brincat
March 30, 1995                  John N. Brincat
Date                            Chief Executive Officer

                                James A. Doyle
March 30, 1995                  James A. Doyle
Date                            Principal Accounting Officer

                                Charley A. Pond
March 30, 1995                  Charley A. Pond
Date                            Principal Financial Officer

The Board of Directors of the registrant has given the following persons its power of attorney for signing this report on its behalf and on behalf of the individual directors of the registrant.

                                John N. Brincat
March 30, 1995                  John N. Brincat
Date                            Chief Executive Officer

                                James A. Doyle
March 30, 1995                  James A. Doyle
Date                            Principal Accounting Officer

                                Charley A. Pond
March 30, 1995                  Charley A. Pond
Date                            Principal Financial Officer

As attorneys in fact pursuant to power of attorney granted to said parties.

The following exhibits required by Item 601 of Regulation S-K are not contained herein (except exhibits 11, 12, 13, 22 and 24) but are filed separately with this Form 10-K filing:

                                                                                SEQUENTIAL
EXHIBIT                                                                         PAGE
NUMBER    DESCRIPTION OF EXHIBITS ENCLOSED                                      NUMBERS
3A             *Certificate of Incorporation
3B             *Bylaws
10A            *1989 Stock Option Plan
10B            *Employee Stock Purchase Plan
10C            *Retirement Plan and Trust
10D            *Deferred Compensation Plan for Directors
10E            *Dividend Reinvestment Plan
10G            *Employment Agreement Dated as of January 1, 1989, Between First
                Illinois Corporation and John N. Brincat
10H            *Employment Agreement Dated as of February 20, 1989, Between
                Mercury Finance Company and James A. Doyle
10I           **Employment Agreement Dated as of August 28, 1989, Between
                Mercury Finance Company and Charley A. Pond
10J            *Lease Dated December 6, 1985 Between Teachers Realty
                Corporation and First Illinois Finance Company
10K            *Life Reinsurance Agreement Between American Bankers Life
                Assurance Company of Florida and First Illinois Finance Company
10L            *Accident and Health Reinsurance Agreement Between American
                Bankers Life Assurance Company of Florida and First Illinois
                Finance Company Dated as of June 1, 1986
10M            *Agency Agreement Dated February 1, 1985 Between American
                Bankers Insurance Group and First Illinois Finance Company
10N            *Form of Mercury Finance Company Commercial Paper Note
10O            *$200,000,000 Credit Agreement Dated as of December 23, 1988
                Among Mercury Finance Company and Harris Trust and Savings
                Bank
10P           **First Amendment Dated as of Decmeber 18, 1989 to $200,000,000
                Credit Agreement Dated as of December 23, 1988 Among Mercury
                Finance Company and Harris Trust and Savings Bank as agent for the Bank Parties thereto
10Q           **Second Amendment Dated as of December 31, 1989 to $200,000,000
                Credit Agreement Dated as of December 23, 1988 Among Mercury
                Finance Company and Harris Trust and Savings Bank as agent for the Bank Parties thereto
10R             Third Amendment Dated as of May 14, 1990 to $200,000,000 Credit
                Agreement Dated as of December 23, 1988 Among Mercury Finance
                Company and Harris Trust and Savings Bank as agent for the Bank
                Parties thereto
10S             Fourth Amendment Dated as of December 23, 1990 to $200,000,000
                Credit Agreement Dated as of December 23, 1988 Among Mercury
                Finance Company and Harris Trust and Savings Bank as agent for the Bank Parties thereto
10T            *Senior Subordinated Note Dated as of March 3, 1989 Between
                Australia and New Zealand Banking Group Limited and First
                Illinois Finance Company
10U            *Note Purchase Agreement Dated as of May 30, 1986 Between First
                Illinois Finance Company and American Bankers Life Assurance
                Company of Florida
10V            *Note Purchase Agreement Dated as of September 15, 1987 Between
                First Illinois Finance Company and American Bankers Life
                Assurance Company of Florida
10W            *Interest Rate Swap Agreement Dated as of May 10, 1988 Between
                Continental Illinois National Bank and Trust Company of Chicago
                and First Illinois Finance Company
10X            *Master Interest Rate Swap Agreement Dated as of June 18, 1986
                Between Harris Trust and Savings Bank and First Illinois
                Finance Company
10Y           **Term Loan Agreement Dated as of September 27, 1989 Between
                Mercury Finance Company and National Westminster Bank, U.S.A.
10Z           **Term Loan Agreement Dated as of September 28, 1989 Between
                Mercury Finance Company and Northern Trust Company
10AA          **Term Loan Agreement Dated as of September 29, 1989 Between
                Mercury Finance Company and Mellon Bank, N.A.
10AB          **Subordinated Note Agreement Dated as of October 17, 1989,
                Between Mercury Finance Company and State Bank of South
                Australia
10AC          **Amendment Dated December 1, 1989 to Subordinated Note Agreement
                Dated as of October 17, 1989 Between Mercury Finance Company
                and State Bank of South Australia
10AD          **Senior Note Agreement Series A and B Dated as of December 1,
                1989 Between Mercury Finance Company and:
                -Insurance Company of North America
                -Life Insurance Company of North America
                -The Lincoln National Life Insurance Company
                -First-Penn Pacific Life Insurance Company
                -The Mutual Life Insurance Company
                -Phoenix Mutual Life Insurance Company
                -Provident Mutual Life Insurance Company of Philadelphia
                -SMA Life Assurance Company
                -State Mutual Life Assurance Company of America
10AE          **Senior Subordinated Note Agreement Series C Dated as of
                December 1, 1989 Between Mercury Finance Company and:
                -Cigna Property and Casualty Insurance Company
                -Connecticut General Life Insurance Company
                -Life Insurance Company of North America
                -Phoenix Mutual Life Insurance Company
10AF         ***Senior Subordinated Note Agreement Series D Dated as of May 15,
                1990 Between Mercury Finance Company and:
                -Cigna Property and Casualty Company
                -Connecticut General Life Insurance Company
10AG         ***Senior Note Agreement Dated as of September 1, 1990 Between
                Mercury Finance Company and Aetna Life Insurance Company
10AH        ****Senior Note Agreement Dated as of June 1, 1991 Between Mercury
                Finance Company and Allstate Insurance Company
10AI        ****Senior Note Agreement Dated as of September 1, 1991 Between
                Mercury Finance Company and Principal Mutual Life Insurance
                Company
10AJ        ****Loan Agreement Dated October 30, 1992 Between Mercury Finance
                Company and Allomon Funding Corporation (Uncommitted Credit
                Facility)
10AK       *****Senior Note Agreement Dated March 1, 1992 Between Mercury
                Finance Company and Principal Mutual Life Insurance Company
10AL       *****Senior Note Agreement Dated May 1, 1992 Between Mercury Finance
                Company and:
                -Allstate Life Insurance Company
                -State Mutual Life Assurance Company of America
10AM       *****Interest Rate Swap Transaction Dated July 2, 1992 Between
                Mercury Finance Company and Continental Bank N.A.
10AN       *****Senior Note Agreement Dated September 1, 1992 Between Mercury
                Finance Company and The Equitable Life Assurance Society of
                the United States
10AO       *****Senior Note Agreement Dated September 15, 1992 Between Mercury
                Finance Company and The Equitable Life Assurance Society of
                the United States
10AP       *****Credit Agreement Dated September 15, 1992 Between Mercury
                Finance Company and:
                -Harris Trust and Savings Bank
                -Continental Bank N.A.
                -Canadian Imperial Bank of Commerce
                -The Northern Trust Company
                -The Daiwa Bank, Ltd.
                -Mellon Bank, N.A.
                -Bank One, Evanston, N.A.
                -NBD Bank, N.A.
                -First Wisconsin National Bank of Milwaukee
                -Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
                -Bank Hapoalim B.M.
                -Bank of Hawaii
10AQ       *****Credit Agreement Dated September 15, 1992 Between Mercury
                Finance Company and:
                -Harris Trust and Savings Bank
                -Continental Bank N.A.
                -Canadian Imperial Bank of Commerce
                -The Northern Trust Company
                -The Daiwa Bank, Ltd.
                -Mellon Bank, N.A.
                -Bank One, Evanston, N.A.
                -NBD Bank, N.A.
                -First Wisconsin National Bank of Milwaukee
                -Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
                -Bank Hapoalim B.M.
                -Bank of Hawaii
10AR      ******Purchase Agreement Dated April 1, 1993 Between Mercury Finance
                Company and Independent Life Insurance Company
10AS      ******Senior Note Agreement Dated March 1, 1993 Between Mercury
                Finance Company and Principal Mutual Life Insurance Company
10AT      ******Senior Note Agreement Dated July 1, 1993 Between Mercury
                Finance Company and Pacific Mutual Life
10AU      ******Senior Note Agreement Dated December 1, 1993 Between Mercury
                Finance Company and:
                -American United Life Insurance Company
                -MONY Capital Management
                -Pacific Mutual Life Insurance Company
                -Principal Mutual Life Insurance Company
10AV      ******Second Amendment to Revolving Credit Agreement Dated July 15,
                1993 Between Mercury Finance Company and:
                -Harris Trust and Savings Bank
                -Continental Bank N.A.
                -Canadian Imperial Bank of Commerce
                -The Northern Trust Company
                -The Daiwa Bank, Ltd.
                -Mellon Bank, N.A.
                -Bank One, Evanston, N.A.
                -NBD Bank, N.A.
                -First Wisconsin National Bank of Milwaukee
                -Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
                -Bank Hapoalim B.M.
                -Bank of Hawaii
10AW      ******Second Amendment to Revolving Credit Agreement Dated July 15,
                1993 Between Mercury Finance Company and:
                -Harris Trust and Savings Bank
                -Continental Bank N.A.
                -Canadian Imperial Bank of Commerce
                -The Northern Trust Company
                -The Daiwa Bank, Ltd.
                -Mellon Bank, N.A.
                -Bank One, Evanston, N.A.
                -NBD Bank, N.A.
                -First Wisconsin National Bank of Milwaukee
                -Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
                -Bank Hapoalim B.M.
                -Bank of Hawaii
10AX            Purchase Agreement Dated September 30, 1994 Between Mercury
                Finance Company and Midland Finance Co.
10AY            Employment Agreement Dated January 1, 1994 Between Mercury
                Finance Company and John N. Brincat
10AZ            Senior Note Agreement Dated December 15, 1994 Between Mercury
                Finance Company and Norddeutsche Landesbank Girozentrale
10BA            Senior Note Agreement Dated December 15, 1994 Between Mercury
                Finance Company and The Long-Term Credit Bank of Japan, Ltd.

11              Computation of Net Income Per Share
12              Ratio of Earnings to Fixed Charges
13              Annual Report to Shareholders (for information of the
                Securities and Exchange Commission and not being filed with the
                Commission except for this portion expressly)
22              Subsidiaries of Mercury Finance Company
24              Consent of KPMG Peat Marwick LLP
*               Incorporated by reference to the Form 10K ffiled by Mercury
                Finance Company 1989
**              Incorporated by reference to the 1989 Form 10K filed by Mercury
                Finance Company
***             Incorporated by reference to the 1990 Form 10K filed by Mercury
                Finance Company
****            Incorporated by reference to the 1991 Form 10K filed by Mercury
                Finance Company
*****           Incorporated by reference to the 1992 Form 10K filed by Mercury
                Finance Company
******          Incorporated by reference to the 1993 Form 10K filed by Mercury
                Finance Company

EXHIBIT 11
MERCURY FINANCE COMPANY

COMPUTATION OF NET INCOME PER SHARE
Year Ended December 31 (dollars in thousands except per share amounts)

Income Data:                                 1994      1993       1992
1.  Net Income                               $86,545   $64,927    $45,723
2.  Weighted average common shares
    outstanding, adjusted for stock splits   115,910   115,318    113,415
3.  Weighted average shares of treasury
    stock outstanding, adjusted for stock
    splits                                       348        63         63
4.  Weighted average shares reserved for
    stock options (utilizing the treasury
    stock method)                              1,205     1,712      3,112
NET INCOME PER COMMON SHARE
5.  Common Shares Outstanding                116,767   116,967    116,464
    (Line 2-3+4)
6.  Net income per common shares                $.74      $.56       $.39
    (Line 1-5)
DIVIDEND DATA
1.  Dividends Declared                       $33,581   $23,351    $16,154
2.  Average common shares outstanding on
    dividend record date                     115,796   115,346    113,361
3.  Dividends per common share                  $.29      $.20       $.14

EXHIBIT 12
MERCURY FINANCE COMPANY

RATIO OF EARNINGS TO FIXED CHARGES
Year Ended December 31 (dollars in thousands)
                              1994       1993       1992       1991       1990
Net Income                    $86,545    $64,927    $45,723    $32,816    $23,211
Added fixed charges:
Cost of Borrowing              39,375     32,993     29,525     28,796     27,544
One-third of rentals            1,056        873        635        536        459

Total fixed charges:          $40,431    $33,806    $30,160    $29,332    $28,003
Provisions for income taxes:
Federal                        46,797     34,634     23,914     17,429     12,207
State                           7,648      5,306      4,025      3,257      2,254

Total income taxes            $54,445    $39,940    $27,939    $20,686    $14,461

Total "earnings" (net income,
fixed charges and income
taxes)                        $181,421   $138,673   $103,822   $82,834    $65,675

Ratio of "earnings" to
fixed charges                     4.48       4.10       3.44      2.82       2.34

EXHIBIT 22
MERCURY FINANCE COMPANY
SUBSIDIARIES

Mercury Life Insurance Company (Ariz)
Mercury Finance Corporation of Alabama (Ala)
Mercury Finance Company of Arizona (Ariz)
Merc Finance Company of California (Cal)
Mercury Finance Company of Colorado (Del)
Mercury Finance Company of Florida (Del)
Mercury Finance Company of Georgia (Del)
Mercury Finance Company of Illinois (Del)
Mercury Finance Company of Indiana (Del)
Mercury Finance Company of Kansas (Del)
Mercury Finance Company of Kentucky (Del)
Mercury Finance Company of Louisiana (Del)
Mercury Finance Company of Michigan (Del)
Mercury Finance Company of Mississippi (Del)
Mercury Finance Company of Missouri (Del)
Mercury Finance Company of Nevada (Nev)
Mercury Finance Company of New Mexico (Del)
Mercury Finance Company of North Carolina (Del)
Mercury Finance Company of Ohio (Del)
Mercury Finance Company of Oklahoma (Del)
Mercury Finance Company of South Carolina (Del)
Mercury Finance Company of Tennessee (Tenn)
MFC Finance Company of Texas (Del)
Mercury Finance Company of Virginia (Del)
Mercury Finance Company of Washington (Del)
Mercury Finance Company of Wisconsin (Del)
MFC Financial Services, Inc. (Fla)
Gulfco Investment Inc. (La)
Gulfco Finance Company (La)
Gulfco Life Insurance Company (La)
Midland Finance Co.

EXHIBIT 24
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
The Board of Directors
Mercury Finance Company:
RE:  REGISTRATION STATEMENTS ON FORM S-8
* Employee Stock Purchase Plan
* 1989 Stock Option and Incentive Compensation Plan
* 401(k) Plan

We consent to incorporation by reference in the subject Registration Statements (filed with the Securities and Exchange Commission on May 3, 1989, May 11, 1989 and June 26, 1989) of Mercury Finance Company of our report dated January 31, 1995, except as to note 9, which is as of February 20, 1995, relating to the consolidated balance sheets of Mercury Finance Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1994, which report appears in the December 31, 1994 annual report on Form 10-K of Mercury Finance Company.

As discussed in the notes to consolidated financial statements, Mercury Finance Company changed its method of accounting for income taxes in 1993 to adopt the provision of Financial Accounting Standards Board's SFAS No. 109, Accounting for Income Taxes.

As discussed in note 9 to the consolidated financial statements, Mercury Finance Company and its subsidiary Mercury Finance Company of Alabama are named as defendants in a number of lawsuits pending in state and Federal courts in Alabama. The cases include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations, wrongful repossessions of vehicles, and deceptive trade practices, among other things. Mercury Finance Company is vigorously defending this litigation, however, the outcome of this litigation and the amount of damages, if any, that may ultimately be incurred cannot presently be determined. Accordingly, no provision for any liability that may result from such litigation has been recognized in the accompanying consolidated financial statements except for the Circuit Court of Barbour County, Alabama case as discussed in the note.

KPMG Peat Marwick LLP

Chicago, Illinois
March 29, 1995