Form 10-Q/A
period 1994-09-30
MERCURY FINANCE COMPANY
filed 1995-05-09
CIK 846378

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

                              MERCURY FINANCE COMPANY
                              Registrant

November 12, 1994             John N. Brincat
Date                          John N. Brincat
                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

                              John N. Brincat
November 12, 1994             John N. Brincat
Date                          Chief Executive Officer

                              James A. Doyle
November 12, 1994             James A. Doyle
Date                          Principal Accounting Officer

                              Charley A. Pond
November 12, 1994             Charley A. Pond
Date                          Principal Financial Officer

The Board of Directors of the registrant has given the following persons its power of attorney for signing this report on its behalf and on behalf of the individual directors of the registrant.

                              John N. Brincat
November 12, 1994             John N. Brincat
Date                          Chief Executive Officer

                              James A. Doyle
November 12, 1994             James A. Doyle
Date                          Principal Accounting Officer

                              Charley A. Pond
November 12, 1994             Charley A. Pond
Date                          Principal Financial Officer

As attorneys in fact pursuant to power of attorney granted to said parties.