Form 10-Q
period 1995-03-31
MERCURY FINANCE COMPANY
filed 1995-05-12
CIK 846378

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended March 31, 1995   Commission File No. 1-10176

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

Common Stock - $1 par value, 117,039,126 shares as of April 28,
1995.

Treasury Stock - 1,983,105 shares as of April 28, 1995.

MERCURY FINANCE COMPANY

FORM 10-Q

INDEX                                                        PAGE
PART I        FINANCIAL INFORMATION
Item 1.       FINANCIAL STATEMENTS
              Consolidated Balance Sheets                    1
              Consolidated Statements of Income              2
              Consolidated Statements of Changes in
                Stockholders' Equity                         3
              Consolidated Statements of Cash Flows          4
              Notes to Consolidated Financial Statements     5
              Consolidated Average Balance Sheets            6
Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              CONSOLIDATED FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                  7
PART II       OTHER INFORMATION
Item 1.       Legal Proceedings                              17
Item 2.       Changes in Securities                          17
Item 3.       Defaults Upon Senior Securities                17
Item 4.       Submission of Matters to a Vote of
                Security Holders                             17
Item 5.       Other Information                              17
Item 6.       Exhibits and Reports on Form 8-K               17
SIGNATURES                                                   18
INDEX OF EXHIBITS                                            19
    Exhibit No. 11 - Computation of Net Income Per Share     20
    Exhibit No. 12 - Ratio of Earnings to Fixed Charges      21
    Exhibit No. 15 - Report of KPMG Peat Marwick LLP
       regarding unaudited interim financial
                     information                             22
    Exhibit No. 23 - Consent of KPMG Peat Marwick LLP        23

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MERCURY FINANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                              March 31                   Dec. 31
(Dollars in thousands)        1995           1994        1994
ASSETS
Cash                          $15,972        $13,114     $19,980
Investments                   13,795         11,758      14,184
Finance receivables           1,099,173      872,513     1,039,867
Less allowance for finance
  credit losses               (23,606)       (19,278)    (22,488)
Less Nonrefundable dealer
  reserves                    (69,908)       (63,689)    (66,477)
                              --------       ---------   --------
Finance receivables, net      1,005,659      789,546     950,902

Prepaid pension expense       507            1,040       507
Deferred income taxes         7,999          6,202       7,290
Furniture, fixtures and
equipment, net of
accumulated depreciation      3,477          3,300       3,492
Goodwill                      15,201         9,981       15,404
Other assets (including
repossessions)                21,565         8,921       24,644
                              --------       --------    --------
TOTAL ASSETS                  $1,084,175     $843,862    $1,036,403
                              =====          =====       =====

LIABILITIES AND STOCKHOLDERS'
EQUITY
LIABILITIES

Senior debt, commercial
paper and notes               $470,066       $275,851    $449,945
Senior debt, term notes       265,375        266,000     265,375
Subordinated debt             35,500         35,000      35,500
Accounts payable and other
liabilities                   62,932         46,571      53,401
Income taxes payable          17,745         14,288      4,668
                              --------       ---------   ---------
TOTAL LIABILITIES             851,618        637,710     808,889
                              --------       ---------   ---------
STOCKHOLDERS' EQUITY
Common stock - $1.00 par
value: 300,000,000 shares
authorized
Mar 31 1995 - 116,250,826
shares outstanding
Mar 31 1994 - 115,769,306
shares outstanding
Dec 31 1994 - 116,079,703
shares outstanding            116,251        115,769     116,080
Paid in capital               7,621          3,900       6,384
Retained earnings             133,755        86,654      128,157
Treasury stock 1,983,105
shares at cost at
March 31, 1995                (25,070)       (171)       (23,107)
                              --------       --------    ---------
TOTAL STOCKHOLDERS' EQUITY    232,557        206,152     227,514
                              --------       --------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $1,084,175     $843,862    $1,036,403
                              =====          =====       =====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31

(Unaudited)                                Three Months Ended
(Dollars in thousands except
per share amounts)                         1995        1994
INTEREST INCOME
Finance charges, fees and other interest   $62,395     $47,816
Interest expense                           13,110      8,528
                                           --------    ----------
Net interest income                        49,285      39,288
Provision for finance credit losses        2,424       1,766
                                           ----------  --------
Net interest income after provision for
  finance credit losses                    46,861      37,522
                                           ----------  ---------
OTHER INCOME
Insurance commissions                      7,530       4,030
Insurance premiums                         2,443       2,216
Fees and other                             2,768       2,270
                                           ----------  --------
Total other income                         12,741      8,516
                                           ----------  --------
OTHER EXPENSES
Salaries and employee benefits             11,203      8,406
Occupancy expense                          1,127       875
Equipment expense                          461         393
Data processing expense                    741         619
Insurance claims expense                   627         716
Other operating expenses                   5,082       3,183
                                           ----------  --------
Total other expenses                       19,241      14,192
                                           ----------  --------
Income before income taxes                 40,361      31,846
Applicable income taxes                    15,350      12,290
                                           ----------  --------
NET INCOME                                 $25,011     $19,556
                                           =====       ====
NET INCOME PER COMMON SHARE
  (adjusted for all stock splits)          $0.22       $0.17
                                           =====       ====
Weighted average number of common and
  common share equivalents outstanding     115,346     117,224
                                           =====       ====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
THREE MONTHS ENDED MARCH 31

(Unaudited)                                Three Months Ended
(Dollars in thousands)                     1995        1994
COMMON STOCK
Balance at beginning of period             $116,080    $115,649
Stock options exercised                    171         120
Stock split                                0           0
                                           ----------  --------
Balance at March 31                        $116,251    $115,769
                                           =====       =====
PAID IN CAPITAL
Balance at beginning of period             $6,384      $2,856
Stock options exercised                    689         603
Tax benefit from stock options exercised   548         441
Transfer from Retained Earnings            0           0
Stock split                                0           0
                                           ----------  --------
Balance at March 31                        $7,621      $3,900
                                           =====       ====
RETAINED EARNINGS
Balance at beginning of period             $128,157    $75,193
Net income                                 25,011      19,556
Dividends                                  (19,413)    (8,095)
Transfer to Paid in Capital                0           0
                                           ----------  --------
Balance at March 31                        $133,755    $86,654
                                           =====       =====
TREASURY STOCK
Balance at beginning of period             ($23,107)   ($171)
Purchases (143,400 shares)                 (1,963)     0
Retirements                                0           0

Balance at March 31                        ($25,070)   ($171)
                                           =====       ====
Total stockholders' equity                 $232,557    $206,152
                                           =====       ====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

(Unaudited)                                Three Months Ended
(Dollars in thousands)                     1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $25,011     $19,556
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Provision for finance credit losses      2,424       1,766
  Net finance receivables charged off
  against allowance for finance
  credit losses                            (1,306)     (832)
  Provision for deferred income taxes      (709)       (691)
  Depreciation                             251         212
  Amortization of goodwill                 203         132
  Net (increase) decrease in other assets  3,079       1,904
  Net increase (decrease) in other
  liabilities                              22,608      18,556
  Net increase (decrease) in
  nonrefundable dealer reserves            3,431       6,448
                                           ----------  --------
  Net cash provided by operating
  activities                               54,992      47,051
                                           ----------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance
receivables                                187,331     166,844
Finance receivables originated or
acquired                                   (246,637)   (219,070)
Net (increase) decrease in
investment securities                      389         (1,225)
Purchases of properties and equipment      (236)       (767)
                                           ----------  --------
Net cash used in investing activities      (59,153)    (54,218)
                                           ----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in commercial
paper and notes                            20,121      15,591
Stock options exercised                    1,408       1,164
Dividends paid                             (19,413)    (8,095)
Treasury stock acquired                    (1,963)     0
                                           ----------  --------
Net cash provided by financing activities  153         8,660
                                           ----------  --------
Net increase (decrease) in cash and
cash equivalents                           (4,008)     1,493

CASH AND CASH EQUIVALENTS BEGINNING
OF PERIOD                                  19,980      11,621
                                           ----------  --------
CASH AND CASH EQUIVALENTS END OF PERIOD    $15,972     $13,114
                                           =====       =====

SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and
state governments                          $2,448      $1,229
                                           =====       =====
Interest paid to creditors                 $11,988     $7,473
                                           =====       =====

MERCURY FINANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Mercury Finance Company and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. It is suggested that the unaudited interim consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's 1994 Annual Report.

2. Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding. All per share amounts have been adjusted to reflect all stock splits declared by the Company.
3. Certain data from the prior year has been reclassified to conform to the 1995 presentation.

MERCURY FINANCE COMPANY
CONSOLIDATED AVERAGE BALANCE SHEETS
THREE MONTHS ENDED MARCH 31

(Unaudited)                                Three Months Ended
(Dollars in thousands)                     1995        1994

ASSETS
Cash                                       $17,786     $13,464
Investments                                13,240      11,248
Finance receivables                        1,065,226   839,051
Less allowance for finance credit losses   (22,955)    (18,681)
Less nonrefundable dealer reserves         (67,931)    (59,675)
                                           ----------  --------
Finance receivables, net                   974,340     760,695
Prepaid pension expense                    507         1,040
Deferred income taxes                      7,531       5,772
Furniture, fixtures and equipment,
net of accumulated depreciation            3,482       3,172
Other assets (including
repossessions & goodwill)                  37,622      19,821
                                           ----------  --------
TOTAL ASSETS                               $1,054,508  $815,212
                                           =====       =====
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper              $453,593    $258,582
Senior debt, term notes                    265,375     266,000
Subordinated debt                          35,500      35,000
Accounts payable and other liabilities     61,004      49,677
Income taxes payable                       10,857      9,143
                                           ----------  --------
TOTAL LIABILITIES                          826,329     618,402
                                           ----------  --------
STOCKHOLDERS' EQUITY
Common stock                               116,202     115,703
Paid in capital                            7,230       3,358
Retained earnings                          129,490     77,920
Treasury stock                             (24,743)    (171)
                                           ----------  --------
TOTAL STOCKHOLDERS' EQUITY                 228,179     196,810
                                           ----------  --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $1,054,508  $815,212
                                           =====       =====
NUMBER OF DAYS                             90          90
MONTHS COMPLETED                           3           3
RATIOS (Annualized)
Return on average equity                   43.84%      39.75%
Return on average assets                   9.49%       9.60%
Yield on earning assets                    23.14%      22.49%
Rate on interest bearing liabilities       7.05%       6.18%
Net interest margin                        18.21%      18.43%

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

Mercury's loans range for periods from 3 months to 48 months at annual interest rates ranging, with minor exception, from 18% to 40%. Generally all loans are repayable in monthly installments. Generally late payment fees are assessed to accounts which fail to make their scheduled payments within 10 days of the scheduled due date.

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at March 31, 1995 (unaudited) when compared with March 31, 1994 (unaudited) and December 31, 1994 and the results of operations for the three months ended March 31, 1995 and 1994 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION
Assets and Finance Receivables

Total assets of the Company increased 28% to $1,084.2 million from $843.9 million one year ago. Finance receivables increased 26% to $1,099.2 million at March 31, 1995. The increase in assets and finance receivables were primarily attributable to the production of receivables from the increased number of offices operated by the Company, the inclusion of the Midland branch acquired in 1994 and increased volume in existing offices.

During the period from December 31, 1994 through March 31, 1995 total assets and finance receivables increased 18% and 22% respectively on an annualized basis.

The Company's offices in Florida, Texas and Illinois accounted for approximately 49% of all finance receivables, with the remainder being originated in the other 23 states where offices are located. The total number of offices at March 31, 1995 was 252 compared to 224 at March 31, 1994 and 247 at December 31, 1994.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                  March 31, 1995   March 31, 1994   Dec. 31, 1994
                           %  of            %  of            % of
                  Amount   Total   Amount   Total   Amount   Total
Sales finance
 receivables      $1,210,507  90%  $977,978   91%   $1,136,958 89%
Direct finance
 receivables      131,531     10%  93,184     9%    135,472    11%
                  ----------  ---  ---------  ---   ---------- ---
Total gross
 finance
 receivables      1,342,038   100% 1,071,162  100%  1,272,430  100%
                              ===             ===              ===
Unearned finance
 charges          (233,627)        (189,062)        (222,284)
Unearned insurance
 commissions,
 insurance
 premiums and
 insurance
 reserves         (9,238)          (9,587)          (10,279)
                  ----------       ---------        ----------
Finance
 receivables      $1,099,173       $872,513         $1,039,867
                  =====            =====            =====

Allowance and Provision for Finance Credit Losses
The Company maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current and possible future losses in the finance receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses.
A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three month periods ended March 31 (dollars in thousands):

                                       1995          1994
Balance at beginning of period         $22,488       $18,344
Provision charged to expense           2,424         1,766
Finance receivables charged-off        (1,707)       (1,220)
Recoveries                             401           388
                                       ---------     ---------
Balance at March 31                    $23,606       $19,278
                                       =====         =====
Allowance as a percent of finance
 receivables outstanding at end
 of period                             2.15%         2.21%
                                       =====         =====

The increase in the provision and allowance for finance credit losses in 1995 is primarily attributable to the increase in finance receivables outstanding.

Nonrefundable Dealer Reserves
Individual sales finance contracts are purchased pursuant to formal agreements with local merchants negotiated at the branch office level. As part of Mercury's financing of sales finance contracts, arrangements are entered into with dealers, whereby reserves are established to protect Mercury from potential losses associated with such contracts. As part of Mercury's agreement with the dealers, a portion of the proceeds from the sales finance contracts are retained by Mercury and are available to Mercury to charge specific accounts against. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased. Dealer reserves amounted to $69.9 million and $63.7 million at March 31, 1995 and 1994 respectively.

Debt
The primary source for funding the Company's finance receivables comes from the issuance of debt. At March 31, 1995 the Company had total debt of $770.9 million which compares with $576.9 million at March 31, 1994.

In addition to the Company's outstanding debt the Company has revolving credit facilities and a back up line of credit which total $460 million. The revolving credit facilities and the back up line are totally available for use by the Company, and at March 31, 1995 nothing was outstanding under these arrangements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                   March 31, 1995  March  31, 1994  Dec. 31, 1994
                   Balance  Rate   Balance   Rate   Balance  Rate
Senior Debt:
 Commercial paper  $470,066 6.3%   $275,851  3.7%   $449,945 6.4%
 Term notes        265,375  7.1%   266,000   7.2%   265,375  7.1%
Subordinated debt  35,500   10.2%  35,000    10.2%  35,500   10.2%
                   -------  ----   --------  ----   -------- ----
Total              $770,941 6.8%   $576,851  5.8%   $750,820 6.8%
                   =====    ===    =====     ===    =====    ===

The interest rates in the preceding table do not include certain costs related to the placement of debt, costs associated with debt assumed in the acquisition of Gulfco, fees associated with the revolving credit facility and interest associated with interest exchange agreements which are amortized to interest expense. The effect of these costs, which are included in interest expense in the consolidated financial statements, increases the effective interest rate by approximately 23 basis points at March 31, 1995.

The following table sets forth information with respect to maturities of senior and subordinated debt at March 31, 1995
(dollars in thousands):

            Senior Debt       Senior Debt  Subordinated
Maturity    Commercial Paper  Term Notes   Debt          Total
1995        $470,066          25,125       0             495,191
1996        0                 40,125       0             40,125
1997        0                 59,125       20,000        79,125
1998        0                 141,000      15,500        156,500
            --------          -------      ------        -------
Total       $470,066          $265,375     $35,500       $770,941
            ======            ======       =====         ======

Stockholders' Equity
The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at March 31, 1995 was $232.5 million which compares with $206.2 million at March 31, 1994 and $227.5 million at December 31, 1994. For the three months ended March 31, 1995 the Company had net income of $25.0 million and declared cash dividends of $19.4 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $1.4 million also being added to the equity of the Company.

At March 31, 1995 stockholders' equity stated as a percent of total assets was 21.5% which compares with 24.4% at March 31, 1994 and 22.0% at December 31, 1994.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 1995 the Company had net income of $25.0 million which represent an increase of 28% from the $19.6 million earned in 1994. The increase in net income is primarily attributable to income derived from increased finance receivables outstanding resulting from additional offices opened in 1995 and 1994 and increased volume in existing offices.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1995 the Company's net interest income increased 25% to $49.3 million when compared with $39.3 million in 1994. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 18.21% in 1995 compared with 18.43% in 1994. The change in net interest margin is primarily attributable to interest rate changes on the Company's various debt instruments. The changes in interest rates are reflective of general interest rate trends in the U.S. economy.
The following table summarizes the amount of the net interest margin for the three months ended March 31 (dollars in thousands):

              1995                        1994
              Annualized                  Annualized
Three Months  Average   Interest Rate     Average  Interest Rate
Ended         Out-      Income/  Earned   Out-     Income/  Earned
              standing  Expense  and Paid standing Expense  and Paid
Interest
earning
assets       $1,078,466 $62,395  23.14%   $850,299 $47,816  22.49%
Interest
bearing
liabilities  754,468    13,110   7.05%    559,582  8,528    6.18%
             -------    ------   -----    -------  -----    -----
Net          $323,998   $49,285  16.09%   $290,717 $39,288  16.31%
             =====      ====     ====     =====    ====     ====
Net interest
margin as a
percentage
of average
interest
earning
assets
                                 18.21%                     18.43%
                                 ====                       ====

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

Insurance premiums are earned by the life insurance subsidiaries as reinsurers of credit life and accident and health policies issued through the Company's branch offices.

For the three months ended March 31, 1995, the Company experienced increases in its insurance commissions and insurance premiums which are attributable to the additional loan volume, the inclusion of the Midland branch acquired in 1994 and the increased number of borrowers obtaining these types of products. The following table summarizes the amounts earned from these products for the three months ended March 31 (dollars in thousands):

                                       Three Months Ended
                                       March 31
                                       1995           1994
Insurance commissions                  $7,530         $4,030
Insurance premiums                     2,443          2,216
Vehicle protection club memberships    985            836
Fees and other                         1,783          1,434
                                       ------         ------
Total                                  $12,741        $8,516
                                       ====           ====
Other income as a % of average
interest earnings assets
(Annualized)                           4.73%          4.01%
                                       ====           ====

Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

During 1995 other operating expenses increased 35.6% over 1994.
The following table summarizes the components of other expenses for the three months ended March 31 (dollars in thousands):

                                         Three Months Ended
                                         March 31
                                       1995           1994
Salaries and employees benefits        $11,203        $8,406
Insurance claims expense               627            716
Other operating expenses               7,411          5,070
                                       ------         ------
Total                                  $19,241        $14,192
                                       ====           ====
Other expenses as a % of average
interest earning assets
(Annualized)                           7.13%          6.67%
                                       ====           ====

Income Taxes

Income taxes increased due to a higher level of pretax income in 1995. The effective tax rate was 38.0% in 1995 and 38.6% in 1994.

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

                                       Three Months Ended
                                       March 31
                                       1995           1994
Loss provision charged to income       $2,424         $1,766
Charge-offs net of recoveries          1,306          832
Allowance for finance credit losses
at end of period                       23,606         19,278
Dealer reserves at end of period       69,908         63,689

Ratios:

Net charge offs (annualized) against
allowanceto average finance
receivables                            .49%           .40%
Allowance for finance credit losses
to net finance receivables at
end of period                          2.15%          2.21%
Dealer reserves to gross sales
finance receivables at end
of period                              5.78%          6.51%

Delinquencies

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at March 31 (dollars in thousands):

                        March 31, 1995               March 31, 1994
                             % of related              % of related
                             Gross Outstanding    Gross Outstanding
                             Receivable                  Receivable
                    Amount     Balance         Amount       Balance
Sales finance
receivables         $8,068     .67%            $5,315       .54%
Direct finance
receivables         2,761      2.10%           3,067        3.29%
                    ------     -----           ------       -----
Total               $10,829    .81%            $8,382       .78%
                    ====       ===             ====         ===

LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in the Company's operations. The Company endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short term commercial paper, and
(c) direct borrowings available from commercial banks and insurance companies, consisting of short term lines of credit and long term senior and subordinated notes. Most of the assets are at fixed rates, and have an average initial maturity of approximately 26 months. Of the Company's total debt, 39% has an original maturity of greater than one year at a fixed rate of interest.

The Company also maintains back up lines of credit totalling $20 million and revolving credit facilities totalling $440 million. At March 31, 1995, the Company had no debt outstanding under these credit arrangements.

CONTINGENCIES AND LEGAL MATTERS

In the normal course of its business, the Company and its subsidiaries are named as defendants in legal proceedings. A number of such actions are pending in the various states in which subsidiaries of the Company do business. It is the policy of the Company and its subsidiaries to vigorously defend litigation, but the Company and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate.

On August 4, 1994, a verdict of $90,000 in compensatory damages and $50,000,000 in punitive damages was rendered against Mercury Finance Corporation of Alabama ("Mercury Alabama"), a subsidiary of the Company, in the Circuit Court of Barbour County, Alabama. On January 26, 1995, the Circuit Court of Barbour County, Alabama, entered an order requiring a new trial unless the plaintiff accepted a reduction of the punitive damage award from $50,000,000 to $2,000,000. Following the entry of the January 26, 1995 order, parties entered into a joint motion to vacate the verdict and judgment and dismiss the case pursuant to a settlement of the plaintiff's claim for an amount less than the reduced punitive damage award. Mercury Alabama had accrued the cost of the settlement as of December 31, 1994, and the consolidated statement of income for the year ended December 31, 1994 reflected this accrual.

As of March 31, 1995, Mercury Alabama was a defendant or counterclaim defendant in approximately 30 other lawsuits pending in state and federal courts in Alabama, the majority of which had been filed since the entry of the August 4, 1994 Barbour County jury verdict. The cases (some of which also name the Company as a defendant) include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations, wrongful repossessions of vehicles and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages, as well as declaratory and equitable relief.

A number of the pending Alabama cases are brought as putative class actions. On October 14, 1994, the Circuit Court of Barbour County, Alabama, certified a plaintiff class in a case alleging breach of contract and fraud claims against Mercury Alabama and the Company in connection with Alabama financing transactions. The court has not yet ordered the transmittal of notice to the class.

Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of the Company, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred. Accordingly, no provision has been made in the consolidated financial statements for any of the pending proceedings.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On April 10, 1995 the Company Conducted its Annual Meeting of
Shareholders for the purpose of electing the following directors to serve for one year:

John N. Brincat                        Andrew McNally IV
Dennis H. Chookaszian                  Bruce I. McPhee
William C. Croft                       Fred G. Steingraber
Clifford R. Johnson                    Daniel J. Terra
Philip J. Wicklander

All directors were elected to serve a term of one year.

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - See Exhibit Index following the signature page
          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the first quarter of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERCURY FINANCE COMPANY
(Registrant)

Date:     May 11, 1995     /s/      John N. Brincat
                                    John N. Brincat
                                    President & Chief
                                    Executive Officer
                                    (Duly Authorized Officer)

Date:     May 11, 1995     /s/      James A. Doyle
                                    James A. Doyle
                                    Senior Vice President,
                                    Controller & Principal
                                    Accounting Officer

Date:     May 11, 1995     /s/      Charley A. Pond
                                    Charley A. Pond
                                    Vice President, Treasurer
                                    & Principal Financial Officer

INDEX OF EXHIBITS

Exhibit No.    Description

11.            Computation of Net Income Per Share

12.            Ratio of Earnings to Fixed Charges

15. Report of KPMG Peat Marwick LLP regarding unaudited interim financial information.

23.            Consent of KPMG Peat Marwick LLP.

                             MERCURY FINANCE COMPANY
                             EXHIBIT 11
                             COMPUTATION OF NET INCOME PER SHARE
                             THREE MONTHS ENDED MARCH 31
                                         (Unaudited)


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

                                       Three Months Ended
(Dollars in thousands
except per share amounts)
                                       1995          1994
INCOME DATA:
1.  Net income Mercury Finance Company $25,011       $19,556

2.  Weighted average common shares
outstanding (adjusted for stock split) 116,201       115,703

3.  Treasury stock                     (1,983)       (63)

EFFECT OF COMMON STOCK EQUIVALENTS
(C.S.E.):

4.  Weighted average shares reserved
for stock options                      1,128         1,584

NET INCOME PER COMMON SHARE:

5.  Weighted average common share and
common stock equivalents (line 2+3+4)  115,346       117,224

6.  Mercury Finance Company
net income per share
(line 1 / line 5)                      $0.22         $0.17

MERCURY FINANCE COMPANY
EXHIBIT 12
RATIO OF EARNINGS TO FIXED CHARGES
THREE MONTHS ENDED MARCH 31
(Unaudited)

                                       Three Months Ended
(Dollars in thousands except
per share amounts)
                                       1995          1994
Net income                             $25,011       $19,556
Provision for income taxes             15,350        12,290
                                       --------      -------

Add Fixed Charges:
   Cost of borrowings                  13,110        8,528
   One-third of rentals                317           247
                                       --------      -------
   Total fixed charges                 13,427        8,775
                                       --------      -------

Total net income, provision for
income taxes and fixed
charges "earnings"                     $53,788       $40,621
                                       =====         =====

Ratio of earnings to fixed charges     4.01          4.63
                                       =====         =====

KPMG Peat Marwick LLP
Exhibit No. 15
Certified Public Accountants
Independent Auditors' Report


The Board of Directors
Mercury Finance Company
Northbrook, Illinois

We have reviewed the consolidated balance sheets of Mercury Finance Company and Subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three month periods then ended, in accordance with the standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mercury Finance Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  KPMG Peat Marwick LLP

May 11, 1995

KPMG Peat Marwick LLP
Exhibit No. 23
Certified Public Accountants


The Board of Directors
Mercury Finance Company
Northbrook, Illinois


Re:      Registration Statement No. 33-28513 on Form S-8
         Registration Statement No. 33-28693 on Form S-8
         Registration Statement No. 33-29587 on Form S-8


Gentlemen:

With respect to the subject Registration Statements, we acknowledge our awareness of the incorporation by reference therein of our report dated April 10, 1995 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act, such a report is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


/s/ KPMG Peat Marwick LLP


May 11, 1995