Form 10-Q
period 1995-06-30
MERCURY FINANCE COMPANY
filed 1995-08-22
CIK 846378

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended June 30, 1995
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


Common Stock - $1 par value, 117,473,772 shares as of August 10,
1995.
Treasury Stock - 1,983,105 shares as of August 10, 1995

MERCURY FINANCE COMPANY
FORM 10-Q

INDEX                                                    PAGE
PART I  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
          Consolidated Balance Sheets                      1
          Consolidated Statements of Income                2
          Consolidated Statements of Changes in
            Stockholders' Equity                           3
          Consolidated Statements of Cash Flows            4
          Notes to Consolidated Financial Statements       6
          Consolidated Average Balance Sheets              7
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                    8
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings                                17
Item 2.   Changes in Securities                            17
Item 3.   Defaults Upon Senior Securities                  17
Item 4.   Submission of Matters to a Vote of Security
          Holders                                          17
Item 5.   Other Information                                17
Item 6.   Exhibits and Reports on Form 8-K                 17
SIGNATURES                                                 18
INDEX OF EXHIBITS                                          19
  Exhibit No. 11 - Computation of Net Income Per Share     20
  Exhibit No. 12 - Ratio of Earnings to Fixed Charges      21
  Exhibit No. 15 - Report of KPMG Peat Marwick LLP
                   regarding unaudited interim financial
                   information                             22
  Exhibit No. 23 - Consent of KPMG Peat Marwick LLP        24

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MERCURY FINANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) June 30                          Dec. 31
                       1995           1994              1994
(Unaudited)
ASSETS
Cash                   $10,803        $13,164           $19,980
Investments            11,966         10,732            14,184
Finance receivables    1,152,491      913,607           1,039,867
Less allowance for
 finance credit losses (24,610)       (19,995)          (22,488)
Less Nonrefundable
 dealer reserves       (71,344)       (67,580)          (66,477)
                       ------------   -----------       -----------
Finance receivables,
 net                   1,056,537      826,032           950,902
Prepaid pension
 expense               507            860               507
Deferred income taxes  8,619          6,568             7,290
Premises, fixtures and
 equipment at cost,
 net of accumulated
 depreciation          4,499          3,350             3,492
Goodwill               15,679         9,850             15,404
Other assets
 (including
 repossessions)        19,744         10,756            24,644
                       ----------     ---------         --------
TOTAL ASSETS           $1,128,354     $881,312          $1,036,403
                       =====          =====             =====

LIABILITIES AND
STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt,
 commercial paper      $354,713       $309,209          $449,945
Senior debt,
 term notes            423,875        266,000           265,375
Subordinated debt      35,500         35,000            35,500
Accounts payable and
 other liabilities     43,303         47,421            53,401
Income taxes payable   4,444          2,791             4,668
                       ----------     ---------         --------
TOTAL LIABILITIES      861,835        660,421           808,889
                       ----------     ---------         --------

STOCKHOLDERS' EQUITY
Common stock - $1.00
 par value:
 300,000,000 shares
 authorized
Jun 30 1995 -
 117,332,000 shares
 outstanding
Jun 30 1994 -
 115,976,409 shares
 outstanding
Dec 31 1994 -
 116,079,703 shares
 outstanding           117,332        115,976           116,080
Paid in capital        13,769         5,541             6,384
Retained earnings      160,488        99,545            128,157
Treasury stock at cost
 Jun 30, 1995 -
  1,983,105 shares
 Jun 30, 1994 -
  63,205 shares
 Dec 31, 1994 -
  1,839,705 shares     (25,070)       (171)             (23,107)
                       ----------     ---------         --------
TOTAL STOCKHOLDERS'
 EQUITY                266,519        220,891           227,514
                       ----------     ---------         --------
TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY                $1,128,354     $881,312          $1,036,403
                       =====          =====             =====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
(Dollars in thousands except per share amounts)

                            Three Months Ended  Six Months Ended
                            1995      1994      1995       1994
INTEREST INCOME
Finance charges, fees and
 other interest             $65,718   $50,818   $128,112   $98,635
Interest expense            13,897    9,302     27,006     17,831
                            -------   --------  --------   -------
Net interest income         51,821    41,516    101,106    80,804
Provision for finance
 credit losses              2,426     1,409     4,850      3,175
                            -------   --------  --------   -------
Net interest income after
 provision for finance
 credit losses              49,395    40,107    96,256     77,629
                            -------   --------  --------   -------
OTHER INCOME
Insurance commissions       7,915     4,053     15,745     8,084
Insurance premiums          2,577     2,039     4,720      4,255
Fees and other              2,812     2,496     5,581      4,766
                            -------   --------  --------   -------
Total other income          13,304    8,588     26,046     17,105
                            -------   --------  --------   -------
OTHER EXPENSES
Salaries and employee
 benefits                   11,916    8,678     23,120     17,085
Occupancy expense           1,160     884       2,286      1,759
Equipment expense           504       408       966        801
Data processing expense     734       636       1,475      1,255
Insurance claims expense    720       544       1,348      1,260
Other operating expenses    5,313     3,373     10,394     6,556
                            -------   --------  --------   -------
Total other expenses        20,347    14,523    39,589     28,716
                            -------   --------  --------   -------
Income before income taxes  42,352    34,172    82,713     66,018
Applicable income taxes     15,534    13,170    30,884     25,461
                            -------   --------  --------   -------
NET INCOME                  $26,818   $21,002   $51,829    $40,557
                            =====     =====     =====      ====
NET INCOME PER COMMON SHARE
 (adjusted for all
 stock splits)              $0.23     $0.18     $0.45      $0.35
                            =====     =====     =====      ====
Weighted average number of
 common and common share
 equivalents outstanding    115,843   117,221   115,594    117,223
                            =====     =====     =====      ====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
(Dollars in thousands)

                            Three Months Ended  Six Months Ended
                            1995      1994      1995       1994
COMMON STOCK
Balance at beginning of
 period                     $116,251  $115,769  $116,080   $115,649
Stock options exercised     1,257     207       1,428      327
Stock traded in to
exercise stock options      (176)     0         (176)      0
                            -------   --------  --------   -------
Balance at June 30          $117,332  $115,976  $117,332   $115,976
                            =====     =====     =====      ====
PAID IN CAPITAL
Balance at beginning
 of period                  $7,621    $3,900    $6,384     $2,856
Stock options exercised     734       857       1,423      1,460
Tax benefit from stock
 options exercised          5,414     784       5,962      1,225
                            -------   --------  --------   -------
Balance at June 30          $13,769   $5,541    $13,769    $5,541
                            =====     =====     =====      ====
RETAINED EARNINGS
Balance at beginning of
 period                     $133,755  $86,654   $128,157   $75,193
Net income                  26,818    21,002    51,829     40,557
Dividends                   (85)      (8,111)   (19,498)   (16,205)
                            -------   --------  --------   -------
Balance at June 30          $160,488  $99,545   $160,488   $99,545
                            =====     =====     =====      ====
TREASURY STOCK
Balance at beginning of
 period                     ($25,070) ($171)    ($23,170)  ($171)
Purchases                   0         0         (1,963)    0
                            -------   --------  --------   -------
Balance at June 30          ($25,070) ($171)    ($25,070)  ($171)
                            =====     =====     =====      ====

Total stockholders' equity  $266,519  $220,891  $266,519   $220,891
                            =====     =====     =====      ====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
(Dollars in thousands)

                            Three Months Ended  Six Months Ended
                            1995      1994      1995      1994
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income                  $26,818   $21,002   $51,829   $40,557
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
   Provision for finance
   credit losses            2,426     1,409     4,850     3,175
   Net finance receivables
   charged off against
   allowance for finance
   credit losses            (1,422)   (692)     (2,728)   (1,524)
   Provision for deferred
   income taxes             (620)     (366)     (1,329)   (1,057)
   Depreciation             271       214       522       426
   Amortization of goodwill 203       132       406       264
   Net (increase) decrease
   in other assets          1,139     (1,656)   4,219     249
   Net increase (decrease)
   in other liabilities     (32,931)  (10,497)  (10,324)  7,729
   Net increase (decrease)
   in dealer reserve        1,436     3,741     4,867     10,519
                            -------   --------  --------  -------
Net cash provided by
 operating activities       (2,680)   13,287    52,312    60,338
                            -------   --------  --------  -------
CASH FLOWS FROM
INVESTING ACTIVITIES
Principal collected on
 finance receivables        221,650   173,702   408,981   340,546
Finance receivables
 originated or acquired     (274,968) (214,796) (521,605) (433,866)
Net (increase) decrease in
 investment securities      1,830     1,026     2,219     (199)
Purchases of properties
 and equipment              (1,293)   (264)     (1,529)   (1,031)
                            -------   --------  --------  -------
Net cash used in
 investing activities       (52,781)  (40,332)  (111,934) (94,550)
                            -------   --------  --------  -------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net increase (decrease)
 in commercial paper        (115,353) 33,358    (95,232)  48,949
Senior debt retired         (1,500)   0         (1,500)   0
Senior debt issued          160,000   0         160,000   0
Subordinated debt retired   0         0         0         0
Stock options exercised     7,230     1,848     8,638     3,012
Dividends paid              (85)      (8,111)   (19,498)  (16,206)
Treasury stock acquired     0         0         (1,963)   0
                            -------   --------  --------  -------
Net cash provided by
 financing activities       50,292    27,095    50,445    35,755
                            -------   --------  --------  -------
Net increase (decrease)
 in cash and cash
 equivalents                (5,169)   50        (9,177)   1,543

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD        15,972    13,114    19,980    11,621
                            -------   --------  --------  -------
CASH AND CASH EQUIVALENTS
 END OF PERIOD              $10,803   $13,164   $10,803   $13,164
                            =====     =====     =====     ====

                            Three Months Ended  Six Months Ended
                            1995      1994      1995      1994
SUPPLEMENTAL DISCLOSURES
Income taxes paid to
 federal and state
 governments                $24,157   $24,667   $26,605   $25,896
                            =====     =====     =====     ====
Interest paid to creditors  $13,897   $10,404   $25,885   $17,877
                            =====     =====     =====     ====

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

MERCURY FINANCE COMPANY
CONSOLIDATED AVERAGE BALANCE SHEETS
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
(Dollars in thousands)

                            Three Months Ended  Six Months Ended
                            1995       1994     1995       1994
ASSETS
Cash                        $15,252    $12,629  $16,519    $13,047
Investments                 14,048     11,746   13,644     11,497
Finance receivables         1,130,040  892,076  1,100,133  865,564
Less allowance for finance
 credit losses              (24,163)   (19,617) (23,559)   (19,149)
Less nonrefundable dealer
 reserves                   (70,723)   (65,818) (69,327)   (62,747)
                            -------    -------- --------   -------
Finance receivables, net    1,035,154  806,641  1,007,247  783,668
Prepaid pension expense     507        1,040    507        1,040
Deferred income taxes       8,327      6,377    7,929      6,075
Furniture, fixtures and
 equipment, net of
 accumulated depreciation   4,302      3,314    3,892      3,243
Other assets (including
 repossessions & goodwill)  32,870     19,422   32,746     19,620
                            -------    -------- --------   -------
TOTAL ASSETS                $1,110,460 $861,169 $1,082,484 $838,190
                            =====      =====     =====     ====
LIABILITIES AND
STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt,
 commercial paper           $493,654   $288,452 $473,624   $273,517
Senior debt, term notes     267,641    266,000  266,508    266,000
Subordinated debt           35,500     35,000   35,500     35,000
Accounts payable and other
 liabilities                60,634     52,605   60,819     51,140
Income taxes payable        6,091      8,439    8,474      8,791
                            -------    -------- --------   -------
TOTAL LIABILITIES           863,520    650,496  844,925    634,448
                            -------    -------- --------   -------
STOCKHOLDERS' EQUITY
Common stock                117,010    115,871  116,606    115,787
Paid in capital             11,408     4,694    9,319      4,026
Retained earnings           143,592    90,279   136,541    84,100
Treasury stock              (25,070)   (171)    (24,907)   (171)
                            -------    -------- --------   -------
TOTAL STOCKHOLDERS' EQUITY  246,940    210,673  237,559    203,742
                            -------    -------- --------   -------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY       $1,110,460 $861,169 $1,082,484 $838,190
                            =====      =====     =====     ====
NUMBER OF DAYS              91         91       181        181
MONTHS COMPLETED            3          3        6          6
RATIOS
Return on average equity    43.44%     39.88%   43.63%     39.81%
Return on average assets    9.66%      9.76%    9.58%      9.68%
Yield on earning assets     22.98%     22.49%   23.00%     22.49%
Rate on interest bearing
 liabilities                7.00%      6.33%    7.02%      6.26%
Net interest margin         18.10%     18.36%   18.12%     18.39%

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at June 30, 1995 (unaudited) when compared with June 30, 1994 (unaudited) and December 31, 1994, and the results of operations for the three and six months ended June 30, 1995 and 1994 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION
Assets and Finance Receivables
Total assets of the Company increased 28% to $1,128.4 million from $881.3 million one year ago. Finance receivables increased 26% to $1,152.5 million at June 30, 1995. The increase in assets and finance receivables were primarily attributable to the production of receivables from the increased number of offices operated by the Company and increased volume in existing offices.

During the period from December 31, 1994 through June 30, 1995 total assets and finance receivables increased 18% and 22% respectively on an annualized basis.

The Company's offices in Florida, Texas and Illinois accounted for approximately 48% of all finance receivables, with the remainder being originated in the other 24 states where offices are located. The total number of offices at June 30, 1995 was 260 compared to 232 at June 30, 1994 and 247 at December 31, 1994.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

               June 30, 1995     June 30, 1994    Dec. 31, 1994
                           %  of            %  of            %  of
               Amount      Total Amount     Total Amount     Total
Sales finance
 receivables   $1,271,322  90%   $1,024,551 91%   $1,136,958 89%
Direct finance
 receivables   134,602     10%   96,101     9%    135,472    11%
               -----       ---   -------    --    ------     ---
Total gross
 finance
 receivables   1,405,924   100%  1,120,652  100%  1,272,430  100%
               ===          ==    ===        ==    =====      ==
Unearned
 finance
 charges       (244,124)         (197,511)        (222,284)
Unearned
 insurance
 commissions,
  insurance
   premiums
   and
   insurance
   reserves    (9,309)           (9,534)          (10,279)
                ---               ----             ----
Finance
 receivables   $1,152,491        $913,607         $1,039,867
                 =====            =====             =====

Allowance and Provision for Finance Credit Losses
The Company maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current and possible future losses in the finance receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses.
A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the six month periods ended June 30, 1995 (dollars in thousands):

                                    1995               1994
Balance at beginning of period      $22,488            $18,344
Acquisition                         0                  0
Provision charged to expense        4,850              3,175
Finance receivables charged-off     (3,506)            (2,263)
Recoveries                          778                739
                                    ----               ----
Balance at June 30                  $24,610            $19,995
                                    =====              =====
Allowance as a percent of finance
 receivables outstanding at end
 of period                          2.14%              2.19%
                                    =====              =====

The increase in the provision and allowance for finance credit losses in 1995 is primarily attributable to the increase in finance receivables outstanding.

Reserves Withheld, Dealers
Individual sales finance contracts are purchased pursuant to formal agreements with local merchants negotiated at the branch office level. As part of Mercury's financing of sales finance contracts, arrangements are entered into with dealers, whereby reserves are established to protect Mercury from potential losses associated with such contracts. As part of Mercury's agreement with the dealers, a portion of the proceeds from the sales finance contracts are retained by Mercury and are available to Mercury to charge specific accounts against. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased. Dealer reserves amounted to $71.3 million and $67.6 million at June 30, 1995 and 1994 respectively.

Debt

The primary source for funding the Company's finance receivables comes from the issuance of debt. At June 30, 1995 the Company had total debt of $814.1 million which compares with $610.2 million at June 30, 1994.

In addition to the Company's outstanding debt the Company has revolving credit facilities and a back up line of credit which total $510 million. The revolving credit facilities and the back up line are totally available for use by the Company and at June 30, 1995 nothing was outstanding under these arrangements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                 June 30, 1995  June 30, 1994  Dec. 31, 1994
                 Balance  Rate  Balance  Rate  Balance   Rate
Senior Debt:
Commercial
  paper          $354,713 6.2%  $309,209 4.5%  $449,945  6.4%
 Term notes      423,875  7.1%  266,000  7.2%  265,375   7.1%
Subordinated
 debt            35,500   10.2% 35,000   10.2% 35,500    10.2%
                  ----     ---   ----     --    ----      ---
Total            $814,088 6.9%  $610,209 6.0%  $750,820  6.8%

                 ====      ==    =====    ==    =====     ==

The interest rates reflected in the preceding table do not include amortized costs related to the issuance of debt, costs related to the maintenance of credit line facilities and the interest differential related to interest exchange agreements. The effect of these costs, which are included in interest expense in the consolidated financial statements, increases the effective interest rate by approximately 23 basis points at June 30, 1995.

The following table sets forth information with respect to maturities of senior and subordinated debt at June 30, 1995
(dollars in thousands):

            Senior Debt  Senior Debt
Maturity    Commercial   Term        Subordinated
            Paper        Notes       Debt          Total
1995        $354,713     25,125      0             379,838
1996        0            40,125      0             40,125
1997        0            57,625      20,000        77,625
1998        0            166,000     15,500        181,500
After 1998  0            135,000                   135,000
            ---          ----        ----          ----
Total       $354,713     $423,875    $35,500       $814,088
             ===          ===         ===           ===

Stockholders' Equity
The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at June 30, 1995 was $266.5 million which compares with $220.9 million at June 30, 1994 and $227.5 million at December 31, 1994. For the six months ended June 30, 1995 the Company had net income of $51.8 million and paid cash dividends of $19.5 million resulting in a retention of 62% of current earnings. In addition, eligible employees of the Company exercised options to purchase shares resulting in $8.6 million also being added to the equity of the Company.

At June 30, 1995 stockholders' equity stated as a percent of total assets was 23.6% which compares with 25.1% at June 30, 1994 and 22.0% at December 31, 1994.

RESULTS OF OPERATIONS

Net Income

For the three and six months ended June 30, 1995 the Company had net income of $26.8 million and $51.8 million which represent increases of 28% and 28% from the $21.0 million and $40.6 million earned in 1994. The increase in net income is primarily attributable to income derived from increased finance receivables outstanding resulting from additional offices opened in 1995 and 1994 and increased volume in existing offices.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1995 the Company's net interest income was $51.8 million and $101.1 million an increase of 25% and 25% from 1994. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 18.10% for the three months ended June 30, 1995 and 18.12% for the six months ended June 30, 1995. This compares with a net interest margin of 18.36% and 18.39% for the three and six months ended June 30, 1994.

The change in net interest margin is primarily attributable to interest rate changes on the Company's various debt instruments. The following tables summarize the amount of the net interest margin for the three and six months ended June 30 (dollars in thousands):

                                                1995
                                               Annualized
Three Months Ended            Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Interest earning assets       $1,144,088     $65,718     22.98%
Interest bearing liabilities  796,795        13,897      7.00%
                              ----           ----        ---
Net                           $347,293       $51,821     15.98%
                              ====            ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.10%
                                                          ===

                                                1994
                                               Annualized
Three Months Ended            Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Interest earning assets       $903,822       $50,818     22.49%
Interest bearing liabilities  589,452        9,302       6.33%
                              ----           ----        ---
Net                           $314,370       $41,516     16.16%
                              ====            ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.36%
                                                          ===

                                                1995
                                               Annualized
Six Months Ended              Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Interest earning assets       $1,113,777     $128,112    23.00%
Interest bearing liabilities  775,632        27,006      7.02%
                              ----           ----        ---
Net                           $338,145       $101,106    15.98%
                              ====            ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.12%
                                                          ===

                                                1994
                                               Annualized
Six Months Ended              Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Interest earning assets       $877,061       $98,635     22.49%
Interest bearing liabilities  574,517        17,831      6.26%
                              ----           ----        ---
Net                           $302,544       $80,804     16.23%
                              ====            ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.39%
                                                          ===

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

For the three and six months ended June 30, 1995, the Company experienced increases in its insurance commissions which are attributable to the additional loan volume, the inclusion of the Midland branch acquired in 1994 and the increased number of borrowers obtaining these types of products. The following table summarizes the amounts earned from these products for the three and six months ended June 30 (dollars in thousands):

                          Three Months Ended     Six Months Ended
                          June 30                June 30
                          1995        1994       1995      1994
Insurance commissions     $7,915      $4,053     $15,745   $8,084
Insurance premiums        2,577       2,039      4,720     4,255
Vehicle protection club
 memberships              1,050       1,016      2,035     1,852
Fees and other            1,762       1,480      3,546     2,914
                          ---         ---        ---       ---
Total                     $13,304     $8,588     $26,046   $17,105
                          ====        ====       ====      ====
Other income as a %
 of average interest
 earnings assets
 (Annualized)             4.65%       3.80%      4.68%     3.90%
                          ====        ====       ====      ====

Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and six months ended June 30 (dollars in thousands):

                          Three Months Ended     Six Months Ended
                          June 30                June 30
                          1995        1994       1995      1994
Salaries and employees
 benefits                 $11,916     $8,678     $23,120   $17,085
Insurance claims expense  720         544        1,348     1,260
Other operating expenses  7,711       5,301      15,121    10,371
                          ---         ---        ---       ---
Total                     $20,347     $14,523    $39,589   $28,716
                          ====        ====       ====      ====
Other expenses as a % of
 average interest
 earning assets
 (Annualized)             7.11%       6.43%      7.11%     6.54%
                          ====        ====       ====      ====

Income Taxes

Income taxes increased due to a higher level of pretax income in 1995. The effective tax rate was 37.3% in 1995 and 38.6% in 1994.

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

                          Three Months Ended     Six Months Ended
                          June 30                June 30
                          1995        1994       1995      1994
Loss provision charged to
 income                   $2,426      $1,409     $4,850    $3,175
Charge-offs net of
 recoveries               1,422       692        2,728     1,524
Allowance for finance
 credit losses at end
 of period                                       24,610    19,995
Dealer reserves at end
 of period                                       71,344    67,580

Ratios:
Net charge offs
 (annualized) against
 allowance to average
 finance receivables      .50%        .31%       .49%      .35%
Allowance for finance
 credit losses to net
 finance receivables
 at end of period                                2.14%     2.19%
Dealer reserves to
 gross sales finance
 receivables at end
 of period                                       5.61%     6.60%

Delinquencies

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at June 30 (dollars in thousands):

               June 30, 1995              June 30, 1994
                       % of related               % of related
                       Gross Outstanding          Gross Outstanding
                       Receivable                 Receivable
               Amount  Balance            Amount  Balance
Sales finance
 receivables   $8,387  .66%               $4,985  .49%
Direct finance
 receivables   2,859   2.12%              2,969   3.09%
               ---      ---                ---     --
Total          $11,246 .80%               $7,954  .71%
                ===     ==                 ====    ==

LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in the Company's operations. The Company endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short term commercial paper, and
(c) direct borrowings available from commercial banks and insurance companies, consisting of short term lines of credit and long term senior and subordinated notes. Most of the assets are at fixed rates, and have an average initial maturity of approximately 26 months. Of the Company's total debt, 56% has an original maturity of greater than one year at a fixed rate of interest.

The Company also maintains back up lines of credit totalling $110 million and revolving credit facilities totalling $400 million. At June 30, 1995 the Company had no debt outstanding under these credit arrangements.

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

As of June 30, 1995, Mercury Alabama was a defendant or counterclaim defendant in approximately 13 other lawsuits pending in state and federal courts in Alabama, the majority of which had been filed since the entry of the August 4, 1994 Barbour County jury verdict. The cases (some of which also name the Company as a defendant) include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations, wrongful repossessions of vehicles and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages, as well as declaratory and equitable relief.

Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of the Company, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred. Accordingly, no provision has been made in the consolidated financial statements for any of the pending proceedings.

SEBSEQUENT EVENT

On August 8, 1995 the Company announced that it had reached an agreement to acquire ITT Lyndon Life and Property Insurance Companies for $72.5 million. Lyndon Life and Property Insurance Companies are wholly owned subsidiaries of ITT Corporation. The transaction requires regulatory approvals and is expected to close by October 30, 1995.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  (a)  Exhibits - See Exhibit Index following the signature page

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the second quarter of 1995.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY FINANCE COMPANY
(Registrant)

Date: August 11, 1995     /s/      John N. Brincat
                                   John N. Brincat
                                   President & Chief
                                   Executive Officer
                                   (Duly Authorized Officer)

Date: August 11, 1995     /s/      James A. Doyle
                                   James A. Doyle
                                   Senior Vice President,
                                   Controller & Principal
                                   Accounting Officer

Date: August 11, 1995     /s/      Bradley S. Vallem
                                   Bradley S. Vallem
                                   Treasurer
                                   & Principal Financial Officer

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

(Dollars in thousands except per share amounts)

                   Three Months Ended    Six Months Ended
                   1995       1994       1995       1994
INCOME DATA:
1.  Net income
 Mercury Finance
 Company           $26,818    $21,002    $51,829    $40,557
2.  Weighted
 average common
 shares
 outstanding
 (adjusted for
 stock split)      117,010    115,872    116,606    115,788
3.  Treasury stock (1,983)    (64)       (1,983)    (64)

EFFECT OF COMMON
 STOCK EQUIVALENTS
 (C.S.E.):
4.  Weighted
 average shares
 reserved for
 stock options     816        1,413      971        1,499

NET INCOME PER
 COMMON SHARE:
5.  Weighted
 average common
 share and common
 stock equivalents
 (line 2+3+4)      115,843    117,221    115,594    117,223
6.  Mercury
 Finance Company
 net income per
 share
 (line 1/line 5) $0.23      $0.18      $0.45      $0.35

MERCURY FINANCE COMPANY
EXHIBIT 12
RATIO OF EARNINGS TO FIXED CHARGES
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)

(Dollars in thousands except per share amounts)
                   Three Months Ended    Six Months Ended
                   1995       1994       1995       1994
Net income         $26,818    $21,002    $51,829    $40,557
Provision for
 income taxes      15,534     13,170     30,884     25,461
                   ----       ----       ----       ---
Add Fixed Charges:
 Cost of
 borrowings        13,897     9,302      27,006     17,831
 One-thrid of
 rentals           327        254        644        502
                   ----       ----       ----       ---
Total fixed
 charges           14,224     9,556      27,650     18,333
                   ----       ----       ----       ---
Total net income,
 provision for
 income taxes and
 fixed charges
 "earnings"        $56,576    $43,728    $110,363   $84,351
                   =====      =====      =====      ====

Ratio of earnings
 to fixed charges  3.98       4.58       3.99       4.60
                   =====      =====      =====      ====

KPMG Peat Marwick LLP
Exhibit No. 15
Certified Public Accountants
Independent Auditors' Report

The Board of Directors
Mercury Finance Company
Northbrook, Illinois

We have reviewed the consolidated balance sheets of Mercury Finance Company and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of apply analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mercury Finance Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herin); and in our report dated January 31, 1995, except as to note 9, which is as of February 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consoldiated balance sheet from which it has been derived.

Our report dated January 31, 1995, except as to note 9, which is as of February 20, 1995, on the consolidated balance sheets of Mercury Finance Company and subsidiaries as of and for the year ended December 31, 1994, contains an explanatory paragraph that states that Mercury Finance Company and its subsidiary Mercury Finance Company of Alabama are named as defendants in a number of lawsuits pending is state and Federal Courts in Alabama. These cases include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations, wrongful repossessions of vehicles, and deceptive trade practices, among other things. Mercury Finance Company is vigorously defending this litigation, however, the outcome of this litigation and the amount of damages, if any, that may ultimately be incurred cannot presently be determined. Accordingly, no provision for any liability that may result from such litigation has been recognized in the consolidated financial statements except for the Circuit court of Barbour County, Alabama case as discussed in note 9.

                           /s/  KPMG Peat Marwick LLP
July 10, 1995

KPMG Peat Marwick LLP
Exhibit No. 24
Certified Public Accountants

The Board of Directors
Mercury Finance Company
Northbrook, Illinois


Re:      Registration Statement No. 33-28513 on Form S-8
         Registration Statement No. 33-28693 on Form S-8
         Registration Statement No. 33-29587 on Form S-8


Gentlemen:

With respect to the subject Registration Statements, we acknowledge our awareness of the incorporation by reference therein of our report dated July 10, 1995 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act, such a report is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.



                      /s/ KPMG Peat Marwick LLP
July 11, 1995