Form 10-Q
period 1996-03-31
MERCURY FINANCE CO
filed 1996-05-15
CIK 846378

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarter Ended March 31, 1996
Commission File No. 1-10176

Mercury Finance Company
(Exact name of registrant as specified in its charter)

Delaware                            36-3627010
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      identification no.)

100 Field Drive, Lake Forest, Illinois           60045
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:  (847) 295-8600

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

Common Stock - $1 par value, 176,649,812 shares as of April 30,
1996.
Treasury Stock - 3,996,557 shares as of April 30, 1996.

MERCURY FINANCE COMPANY
FORM 10-Q

INDEX                                                  PAGE
PART I FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
       Consolidated Balance Sheets                     1
       Consolidated Statements of Income               2
       Consolidated Statements of Changes in
        Stockholders' Equity                           3
       Consolidated Statements of Cash Flows           4
       Notes to Consolidated Financial Statements      5
       Consolidated Average Balance Sheets             6
Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
       CONSOLIDATED FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS                                   7
PART IIOTHER INFORMATION
Item 1.Legal Proceedings                               17
Item 2.Changes in Securities                           17
Item 3.Defaults Upon Senior Securities                 17
Item 4.Submission of Matters to a Vote of
        Security Holders                               17
Item 5.Other Information                               17
Item 6.Exhibits and Reports on Form 8-K                17
SIGNATURES                                             18
INDEX OF EXHIBITS                                      19
 Exhibit No. 11 -Computation of Net Income Per Share   20
 Exhibit No. 12 -Ratio of Earnings to Fixed Charges    21

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MERCURY FINANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)March 31                    Dec. 31
                    1996         1995          1995
(Unaudited)
ASSETS
Cash                $25,524      $15,972       $22,967
Investments         221,029      13,795        242,043
Finance receivables 1,217,333    1,099,173     1,203,129
Less allowance for
 finance credit
 losses             (27,302)     (23,606)      (26,983)
Less Nonrefundable
 dealer reserves    (70,737)     (69,908)      (70,153)

Finance receivables,
 net                1,119,294    1,005,659     1,105,993
Deferred income
 taxes              12,158       7,999         16,448
Furniture, fixtures
 and equipment, net
 of accumulated
 depreciation       8,015        3,477         7,022
Goodwill            15,071       15,201        15,274
Reinsurance
 receivable         33,741       0             89,962
Deferred acquisition
 costs              39,107       0             26,171
Other assets
 (including
 repossessions)     99,156       22,072        121,038

TOTAL ASSETS        $1,573,095   $1,084,175    $1,646,918
                    =====        =====         =====
LIABILITIES AND
STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt,
 commercial paper
 and notes          $464,127     $470,066      $489,990
Senior debt, term
 notes              443,750      265,375       438,750
Subordinated debt   29,500       35,500        29,500
Accounts payable
 and other
 liabilities        70,777       62,932        68,931
Unearned premium and
 claim reserves     185,790      0             195,761
Reinsurance payable 46,337       0             105,081
Income taxes payable19,265       17,745        22,640

TOTAL LIABILITIES   1,259,546    851,618       1,350.653

STOCKHOLDERS' EQUITY
Common stock - $1.00
 par value:
 300,000,000 shares
 authorized
 Mar 31 1996 -
  176,579,863 shares
  outstanding
 Mar 31 1995 -
  116,250,826 shares
  outstanding
 Dec 31 1995 -
  176,477,520 shares
  outstanding       176,580      116,251       176,478
Paid in capital     621          7,621         39
Retained earnings   174,232      133,755       154,916
Unrealized
 appreciation       341          0             1,969
Treasury stock at
 cost:
  Mar 31 1996 -
   3,996,557 shares
   outstanding
  Mar 31 1995 -
   1,983,105 shares
   outstanding
  Dec 31 1995 -
   3,896,557 shares
   outstanding      (38,225)     (25,070)      (37,137)

TOTAL STOCKHOLDERS'
 EQUITY             313,549      232,557       296,265

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY             $1,573,095   $1,084,175    $1,646,918
                    =====        =====         =====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31
(Unaudited)
(Dollars in thousands except per share amounts)

                    Three Months Ended
                    1996                1995
INTEREST INCOME
Finance charges,
 fees and other
 interest           $74,380             $62,395
Interest expense    16,036              13,110

Net interest income 58,344              49,285
Provision for
 finance credit
 losses             2,879               2,424

Net interest income
 after provision for
 finance credit
 losses             55,465              46,861

OTHER INCOME
Insurance commis
 sions              4,267               7,530
Insurance premiums  18,430              2,443
Fees and other      2,037               2,768

Total other income  24,734              12,741

OTHER EXPENSES
Salaries and
 employee benefits  13,540              11,203
Occupancy expense   1,418               1,127
Equipment expense   551                 461
Data processing
 expense            810                 741
Insurance claims
 expense            6,304               627
Other operating
 expenses           6,088               5,082

Total other expenses28,711              19,241

Income before income
 taxes              51,488              40,361
Applicable income
 taxes              19,235              15,350

NET INCOME          $32,253             $25,011
                    =====               ====
NET INCOME PER COMMON SHARE
  (adjusted for all
  stock splits)     $0.19               $0.14
                    =====               ====
Weighted average
 number of common
 andcommon share
 equivalents
 outstanding        174,058             173,018
                    =====               ====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31
(Unaudited)
(Dollars in thousands)

                    Three Months Ended
                    1996                1995
COMMON STOCK
Balance at beginning
 of period          $176,478            $116,080
Stock options
 exercised          102                 171
Stock traded in to
 exercise stock
 options            0                   0
Stock split         0                   0

Balance at March 31 $176,580            $116,251
                    =====               ====
PAID IN CAPITAL
Balance at beginning
 of period          $39                 $6,384
Stock options
 exercised          208                 689
Tax benefit from
 stock options
 exercised          374                 548
Transfer from
 Retained Earnings  0                   0
Stock split         0                   0

Balance at March 31 $621                $7,621
                    =====               ====
RETAINED EARNINGS
Balance at
 beginning of period$154,916            $128,157
Net income          32,253              25,011
Dividends           (12,937)            (19,413)
Transfer to Paid
 in Capital         0                   0

Balance at March 31 $174,232            $133,755
                    =====               ====
UNREALIZED APPRECIATION
Balance at
 beginning of period1,969               0
Change during
 the period         (1,628)             0

Balance at March 31 $341                $0
                    =====               ====
TREASURY STOCK
Balance at
 beginning of period($37,137)           ($23,107)
Purchases           (1,088)             (1,963)
Retirements         0                   0
Balance at March 31 ($38,225)           ($25,070)
                    =====               ====
Total stockholders'
 equity             $313,549            $232,557
                    =====               ====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31
(Unaudited)
(Dollars in thousands)

                    Three Months Ended
                    1996                1995
CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net income          $32,253             $25,011
Adjustments to
 reconcile net
 income to net cash
 provided by
 operating
 activities:
  Provision for
  finance credit
  losses            2,879               2,424
  Net finance
  receivables
  charged off
  against
  allowance for
  finance credit
  losses            (2,560)             (1,306)
  Provision for
  deferred income
  taxes             1,554               (709)
  Depreciation      364                 251
  Amortization of
  goodwill          203                 203
  Net (increase)
  decrease in other
  assets            67,903              3,079
  Net increase
  (decrease) in
  other liabilities (70,244)            22,608
  Net increase
  (decrease) in
  nonrefundable
  dealer reserves   584                 3,431

Net cash provided
 by operating
 activities         32,936              54,992

CASH FLOWS FROM
 INVESTING ACTIVITIES
Principal collected
 on finance
 receivables        206,762             187,331
Finance receivables
 originated or
 acquired           (220,966)           (246,637)
Net (increase)
 decrease in
 investment
 securities         21,014              389
Net increase
 (decrease) in
 unrealized
 appreciation       (1,628)             0
Purchases of
 properties and
 equipment          (1,357)             (236)

Net cash used in
 investing
 activities         3,825               (59,153)

CASH FLOWS FROM
 FINANCING ACTIVITIES
Net increase
 (decrease) in
 commercial paper
 and notes          (25,863)            20,121
Senior debt retired (25,000)            0
Senior debt issued  30,000              0
Subordinated debt
 retired            0                   0
Stock options
 exercised          684                 1,408
Dividends paid      (12,937)            (19,413)
Treasury stock
 acquired           (1,088)             (1,963)

Net cash provided by
 financing
 activities         (34,204)            153

Net increase
 (decrease) in cash
 and cash
 equivalents        2,557               (4,008)
CASH AND CASH
 EQUIVALENTS
 BEGINNING OF PERIOD22,967              19,980
CASH AND CASH
 EQUIVALENTS
 ACQUIRED           0                   0

CASH AND CASH
 EQUIVALENTS END OF
 PERIOD             $25,524             $15,972
                    =====               =====
SUPPLEMENTAL
 DISCLOSURES
Income taxes paid
 to federal and
 state governments  $22,610             $2,448
                    =====               =====
Interest paid to
 creditors          $11,604             $11,988
                    =====               =====

MERCURY FINANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Mercury Finance Company and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. It is suggested that the unaudited interim consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's 1995 Annual Report.

2. Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding.
All per share amounts have been adjusted to reflect all stock splits declared by the Company.

3. Certain data from the prior year has been reclassified to conform to the 1996 presentation.

MERCURY FINANCE COMPANY
CONSOLIDATED AVERAGE BALANCE SHEETS
THREE MONTHS ENDED MARCH 31
(Unaudited)
(Dollars in thousands)
                    Three Months Ended
                    1996                1995
[S]                 [C]                 [C]
ASSETS
Cash                $22,649             $17,786
Investments         231,786             13,240
Finance receivables 1,206,065           1,065,226
Less allowance for
 finance credit
 losses             (27,075)            (22,955)
Less nonrefundable
 dealer reserves    (72,022)            (67,931)

Finance receivables,
 net                1,106,968           974,340
Prepaid pension
 expense            0                   507
Deferred income
 taxes              12,866              7,531
Furniture, fixtures
 and equipment, net
 of accumulated
 depreciation       7,665               3,482
Other assets
 (including
 repossessions &
 goodwill)          215,166             37,622

TOTAL ASSETS        $1,597,100          $1,054,508
                    =====               =====
LIABILITIES AND
 STOCKHOLDERS'
 EQUITY
 LIABILITIES
Senior debt,
 commercial paper   $477,724            $453,593
Senior debt, term
 notes              439,583             265,375
Subordinated debt   29,500              35,500
Accounts payable
 and other
 liabilities        333,456             61,004
Income taxes payable20,101              10,857

TOTAL LIABILITIES   1,300,364           826,329

STOCKHOLDERS' EQUITY
Common stock        176,518             116,202
Paid in capital     286                 7,230
Retained earnings   167,976             129,490
Unrealized
 appreciation       0                   0
Treasury stock      (38,044)            (24,743)

TOTAL STOCKHOLDERS'
 EQUITY             296,736             228,179

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY             $1,597,100          $1,054,508
                    =====               =====
NUMBER OF DAYS      91                  90
MONTHS COMPLETED    3                   3
RATIOS (Annualized)
Return on average
 equity             43.48%              43.84%
Return on average
 assets             8.08%               9.49%
Yield on earning
 assets             20.69%              23.14%
Rate on interest
 bearing liabilities6.79%               7.05%
Net interest margin 16.22%              18.21%
[/TABLE]

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

On April 1, 1993 Mercury acquired all the shares of Gulfco Investment Inc. for $22.3 million in cash. Gulfco Investment Inc. was the parent company which owned all of the stock of Gulfco Finance Company and Gulfco Life Insurance Company. Gulfco Finance Company conducted its consumer finance business through a branch network of 62 offices located in Louisiana, Mississippi and Texas. On September 30, 1994 Mercury acquired all the shares of Midland Finance Co. for $15.1 million in cash and the assumption of its net liabilities. Midland Finance Co. conducted its consumer finance business through a central office in Chicago, Illinois. The acquisitions were accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated financial statements of income and statements of cash flow since the dates of acquisitions. The excess of cost over fair value of net assets acquired (goodwill) relating to the acquisitions is being amortized over twenty years on the straight line method.

On October 20, 1995 Mercury acquired all the shares of ITT Lyndon Property and ITT Lyndon Life Insurance Company for $72.5 million in cash and the assumption of their net liabilities. ITT Lyndon Property and ITT Lyndon Life Insurance Company conducted their business through a central office in St. Louis, Missouri.
Following the acquisition, the names of the comapnies were changed to Lyndon Property and Lyndon Life Insurance Companies ("Lyndon"). The acquisition was accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated statements of income and statements of cash flow since the date of acquisition. The excess of fair value over cost of nets assets acquired (negative goodwill of $10,299) relating to the acquisition was offset against the present value of future profits of acquired insurance in force.
The balance of the present value of future profits was $16.6 million at December 31, 1995 and is being amoritzed over an approximate three year period.

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at March 31, 1996 (unaudited) when compared with March 31, 1995 (unaudited) and December 31, 1995 and the results of operations for the three months ended March 31, 1996 and 1995 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION
Assets and Finance Receivables
Total assets of the Company increased 45% to $1,573.1 million from $1,084.2 million one year ago. The increase in Company assets, exclusive of the growth in finance receivables, was primarily the result of the October 1995 acquisition of Lyndon. Finance receivables increased 11% to $1,217.3 million at March 31, 1996. The increase in finance receivables was primarily attributable to the production of receivables from the increased number of offices operated by the Company and increased volume in existing offices.

During the period from December 31, 1995 through March 31, 1996 total assets decreased $73.8 million princippally because of offsetting reductions in reinsurance receivable and payable.

The Company's offices in Florida, Texas and Illinois accounted for approximately 49% of all finance receivables, with the remainder being originated in the other 28 states where offices are located. The total number of offices at March 31, 1996 was 282 compared to 252 at March 31, 1995 and 276 at December 31, 1995.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

         March 31, 1996         March 31, 1995      Dec. 31, 1995
         %  of                  %  of               %  of
         Amount     Total       Amount     Total    Amount
Total


Sales
 finance
 receiva
  bles   $1,280,632 88%         $1,210,507  90%     $1,256,977 87%
Direct
 finance
 receiva
  bles   178,237    12%         131,531     10%     184,309    13%

Total
 gross
 finance
 receiva
  bles   1,458,869  100%        1,342,038   100%    1,441,286  100%
                    ===                     ===                ===
Unearned
 finance
 charges (234,403)              (233,627)           (230,193)
Unearned
 insuran
  ce commis
  sions,
  insuran
  ce prem
  iums and
  insurance
  reser
  ves    (7,133)                (9,238)             (7,964)

Finance
 receiva
  bles   $1,217,333             $1,099,173          $1,203,129
         =====                  =====               =====

Allowance and Provision for Finance Credit Losses
The Company maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current and possible future losses in the finance receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses (losses on sales finance contracts are primarily charged off aginst nonrefundable dealer reserves). A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three month periods ended March 31 (dollars in thousands):

                    1996                1995
Balance at beginning
 of period          $26,983             $22,488
Provision charged
 to expense         2,879               2,424
Finance receivables
 charged-off        (3,220)             (1,707)
Recoveries          660                 401

Balance at March 31 $27,302             $23,606
                    ====                =====
Allowance as a
 percent of
 finance
 receivables
 outstanding at
 end of period      2.24%               2.15%
                    =====               =====

The increase in the provision and allowance for finance credit losses in 1996 is primarily attributable to the increase in finance receivables outstanding and changes in the business mix of the finance receivables portfolio.

Nonrefundable Dealer Reserves
Mercury purchases a majority of its sales finance contracts from dealers at a discount. A significant protion of the discount represents anticipated credit losses and based upon projected loss experience, is allocated to nonrefundable dealer reserves. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the three month periods ended March 31.

(Dollars in thousands)
                    1996                1995

Balance at
 beginning of
 period             $70,153             $66,477
Discounts acquired
 on new volume      21,617              22,533
Losses absorbed     (21,033)            (19,102)

Balance at March 31 $70,737             $69,908
                    =====               =====

Debt
The primary source for funding the Company's finance receivables comes from the issuance of debt. At March 31, 1996 the Company had total debt of $937.4 million which compares with $770.9 million at March 31, 1995.

In addition to the Company's outstanding debt the Company has revolving credit facilities and a back up line of credit which total $525 million. The revolving credit facilities and the back up line are totally available for use by the Company, and at March 31, 1996 nothing was outstanding under these arrangements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

              March 31, 1996     March  31, 1995     Dec. 31, 1995
              Balance  Rate      Balance  Rate       Balance  Rate
Senior Debt:
 Commercial
 paper         $464,127 5.5%      $470,066 6.3%      $489,990 6.0%
Term notes     443,750  7.0%      265,375  7.1%      438,750  7.2%
Subordinated
 debt          29,500   10.2%     35,500   10.2%     29,500   10.2%

Total          $937,377 6.4%      $770,941 6.8%      $958,240 6.6%
               =====    ===       =====    ===       =====    ===

The interest rates in the preceding table do not include certain costs related to the placement of debt, costs associated with debt assumed in the acquisition of Gulfco, fees associated with the revolving credit facility and interest associated with interest exchange agreements which are amortized to interest expense. The effect of these costs, which are included in interest expense in the consolidated financial statements, increases the effective interest rate by approximately 12 basis points at March 31, 1996.

The following table sets forth information with respect to maturities of senior and subordinated debt at March 31, 1996
(dollars in thousands):

        Senior Debt          Senior Debt    Subordinated
MaturityCommercial Paper     Term Notes     Debt        Total
1996    $464,127             15,125         -           479,252
1997    -                    96,625         16,000      112,625
1998    -                    167,000        13,500      180,500
1999    -                    50,000         -           50,000
2000    -                    68,000         -           68,000
2001    -                    47,000         -           47,000
Total   $464,127             $443,750       $29,500     $937,377
        ======               ======         =====       ======

Stockholders' Equity
The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at March 31, 1996 was $313.5 million which compares with $232.6 million at March 31, 1995 and $296.3 million at December 31, 1995. For the three months ended March 31, 1996 the Company had net income of $32.3 million and declared cash dividends of $12.9 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $684 thousand also being added to the equity of the Company.

At March 31, 1995 stockholders' equity stated as a percent of total assets was 19.9% which compares with 21.5% at March 31, 1995 and 18.0% at December 31, 1995.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 1996 the Company had net income of $32.3 million which represent an increase of 28% from the $25.0 million earned in 1995. The increase in net income is primarily attributable to income derived from increased finance receivables outstanding resulting from additional offices opened in 1996 and 1995 and increased volume in existing offices.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1996 the Company's net interest income increased 18% to $58.3 million when compared with $49.3 million in 1995. The net interest margin (annualized) which is the ratio of net interest income divided by average interest earning assets was 16.22% in 1996 compared with 18.21% in 1995. The change in net interest margin is primarily attributable to lower yielding investment assets and interest rate changes on the Company's various debt instruments. The changes in interest rates are reflective of general interest rate trends in the U.S. economy. The following table summarizes the amount of the net interest margin for the three months ended March 31 (dollars in thousands):

                    1996                  1995
Three Months Ended Annualized            Annualized
            Average    Interest   Rate     Average Interest  Rate
            Out-       Income/    Earned   Out-    Income/   Earned
            standing   Expense    & Paid   standing Expense  & Paid
Finance
 receivables$1,206,065 68,771     22.81%    1,065,226 62,195 23.35%
Investments 231,786    2,609      4.50%     13,240    200    6.04%

Total
 Interest
 earning
 assets     $1,437,851 $74,380    20.69%    $1,078,466$62,39523.14%
Interest
 bearing
 liabilities946,807    16,036     6.79%     754,468   13,110 7.05%
- - ---------------------------------------------------------------
Net         $491,044   $58,344    13.90%    $323,998  $49,28516.09%
            =====      ====       ====      =====     ====   ====
Net interest
 margin as a
 percentage
 of average
 interest
 earning
 assets                           16.22%                     18.21%
                                  =====                      =====

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

Insurance premiums are earned by the life insurance subsidiaries as direct writers and reinsurers of credit life and accident and health policies issued through the Company's branch offices.

For the three months ended March 31, 1996, the Company experienced increases in its insurance commissions and insurance premiums which are attributable to the additional loan volume, the inclusion of the Midland branch acquired in 1994 and the increased number of borrowers obtaining these types of products. The following table summarizes the amounts earned from these products for the three months ended March 31 (dollars in thousands):

                           Three Months Ended
                           March 31
                           1996                1995
Insurance commissions      $4,267              $7,530
Insurance premiums         18,430              2,443
Vehicle protection club
 memberships               606                 985
Fees and other             1,431               1,783

Total                      $24,734             $12,741
                           ====                ====

Other income as a % of
 average interest
 earnings assets
 (Annualized)              6.88%               4.73%
                           ====                ====

Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurrs other operating expenses in the conduct of its business.

During 1996 other operating expenses increased 49.2% over 1995.
The following table summarizes the components of other expenses for the three months ended March 31 (dollars in thousands):

                           Three Months Ended
                           March 31
                           1996                1995
Salaries and employees
 benefits                  $13,540             $11,203
Insurance claims expense   6,304               627
Other operating expenses   8,867               7,411

Total                      $28,711             $19,241
                           ====                ====
Other expenses as a % of
 average interest
 earning assets
 (Annualized)              7.99%               7.13%
                           ====                ====


Income Taxes

Income taxes increased due to a higher level of pretax income in 1996. The effective tax rate was 37.4% in 1996 and 38.0% in 1995.

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

                           Three Months Ended
                           March 31
                           1996                1995
Loss provision charged to
 income                    $2,879              $2,424
Charge-offs net of
 recoveries                2,560               1,306
Net charge-offs against
 nonrefundable dealer
 reserves                  21,033              19,102
Allowance for finance
 credit losses at end of
 period                    27,302              23,606
Dealer reserves at end of
 period                    70,737              69,908

Ratios:

Net charge-offs
 (annualized) against
 allowance to average-
 finance receivables       .85%                .49%
Net charge-offs against
 nonrefundable dealer
 reserves to average
 finance receivables       6.97%               7.17%
Allowance for finance
 credit losses to net
 finance receivables at
 end of period             2.24%               2.15%
Dealer reserves to net
 sales finance receivables
 at end of period          6.61%               7.05%

Delinquencies

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at March 31 (dollars in thousands):

                     March 31, 1996       March 31, 1995
                     % of related         % of related
                     Gross Outstanding     Gross Outstanding
                     Receivable            Receivable
                     Amount     Balance    Amount     Balance
Sales finance
 receivables         $9,952     .78%       $8,068     .67%
Direct finance
 receivables         3,324      1.86%      2,761      2.10%

Total                $13,276    .91%       $10,829    .81%
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

The Company also maintains back up lines of credit totalling $25 million and revolving credit facilities totalling $500 million. At March 31, 1996, the Company had no debt outstanding under these credit arrangements.


CONTINGENCIES AND LEGAL MATTERS

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including two cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigourously defend litigation, but Mercury and (or) its subisidiaries have and may in the future enter into settlements of claims where management deems appropriate.

Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred. Accordingly, no provision has been made in the consolidated financial statements for any of the pending proceedings.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable

Item 2.    Changes in Securities - Not Applicable

Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On April 15, 1996 the Company Conducted its Annual
           Meeting of Shareholders for the purpose of electing the following directors to serve for one yearand to vote upon a proposal to increase the authorized common shares of the company to 500 million shares:

           Directors
           John N. Brincat     Andrew McNally IV
           Dennis H. ChookaszianBruce I. McPhee
           William C. Croft    Fred G. Steingraber
           Clifford R. Johnson Daniel J. Terra
                              Philip J. Wicklander

           All directors were elected to serve a term of one year.

           The proposal to increase the authorized shares was approved.

Item 5.    Other information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits - See Exhibit Index following the signature page

           (b)  Reports of Form 8-K - A Form 8-K was filed on
           January 11, 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY FINANCE COMPANY
(Registrant)

Date: May 15, 1996                  /s/ John N. Brincat
                                        John N. Brincat
                                        President & Chief
                                        Executive Officer
                                        (Duly Authorized Officer)



Date: May 15, 1996                  /s/ James A. Doyle
                                        James A. Doyle
                                        Senior Vice President,
                                        Controller & Principal
                                        Accounting Officer


Date: May 15, 1996                  /s/ Bradley S. Vallem
                                        Bradley S. Vallem
                                        Assistant Vice President,
                                        Treasurer & Principal
                                        Financial Officer

INDEX OF EXHIBITS
Exhibit No.                Description
  11.                      Computation of Net Income Per Share
  12.                      Ratio of Earnings to Fixed Charges

MERCURY FINANCE COMPANY
EXHIBIT 11
COMPUTATION OF NET INCOME PER SHARE
THREE MONTHS ENDED MARCH 31
(Unaudited)

Net income per share is computed by dividing net income by the total of the weighted average common shares and common stock equivalents outstanding during the period. Average common shares and common stock equivalents have been adjusted to reflect the four-for-three stock splits of Mercury Finance Company distributed to stockholders on December 28, 1989, October 31, 1990, June 10, 1991 and December 5, 1991, the two-for-one stock split distributed on June 19, 1992, the four-for-three stock split distributed on June 22, 1993 and the three-for-two stock split distributed on October 31, 1995.

(Dollars in thousands except per share amounts)

                           Three Months Ended
                           1996                1995
INCOME DATA:
1. Net income Mercury
   Finance Company          $32,253            $25,011
2. Weighted average common
   shares outstanding
   (adjusted for stock
   split)                  176,518             174,301
3. Treasury stock          (3,997)             (2,975)

EFFECT OF COMMON STOCK
 EQUIVALENTS (C.S.E.):

4. Weighted average shares
   reserved for stock
   options                 1,537               1,692

NET INCOME PER COMMON
 SHARE:

5. Weighted average common
   share and common stock
   equivalents (line 2+3+4)174,058             173,018
6. Mercury Finance Company
   net income per share
   (line 1 divide line 5)       $0.19               $0.14

MERCURY FINANCE COMPANY
EXHIBIT 12
RATIO OF EARNINGS TO FIXED CHARGES
THREE MONTHS ENDED MARCH 31
(Unaudited)

                           Three Months Ended
                           1996                1995
Net income                 $32,253             $25,011
Provision for income taxes 19,235              15,350

Add Fixed Charges:
 Cost of borrowings        16,036              13,110
 One-third of rentals      404                 317

Total fixed charges        16,440              13,427

Total net income, provision
 for income taxes and
 fixed charges "earnings"  $67,928             $53,788
                           =====               =====

Ratio of earnings to
 fixed charges             4.13                4.01
                           =====               =====