Form 10-K405/A
period 1995-12-31
MERCURY FINANCE CO
filed 1996-06-12
CIK 846378

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     MERCURY FINANCE COMPANY
                     Registrant
May 31, 1996
Date                 John N. Brincat
                     John N. Brincat
                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

                     John N. Brancat
May 31, 1996         John N. Brincat
Date                 Chief Executive Officer

                     James A. Doyle
May 31, 1996         James A. Doyle
Date                 Principal Accounting Officer

                     Bradley S. Vallem
May 31, 1996         Bradley S. Vallem
Date                 Principal Financial Officer

The Board of Directors of the registrant has given the following persons its power of attorney for signing this report on its behalf and on behalf of the individual directors of the registrant.

                     John N. Brancat
May 31, 1996         John N. Brincat
Date                 Chief Executive Officer

                     James A. Doyle
May 31, 1996         James A. Doyle
Date                 Principal Accounting Officer

                     Bradley S. Vallem
May 31, 1996         Bradley S. Vallem
Date                 Principal Financial Officer

As attorneys in fact pursuant to power of attorney granted to said parties.