Form 10-Q
period 1996-09-30
MERCURY FINANCE CO
filed 1996-11-15
CIK 846378

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

For The Quarter Ended June 30, 1996
Commission File No. 1-10176

Mercury Finance Company
(Exact name of registrant as specified in its charter)

Delaware                                      36-3627010
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)             identification no.)

100 Field Drive, Suite 340, Lake Forest, Illinois     60045
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (847) 295-8600

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

Common Stock - $1 par value, 177,692,798 shares as of November 11,1996 Treasury Stock - 5,402,957 shares as of November,11, 1996

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

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MERCURY FINANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                September 30         Dec. 31
                                                      1996        1995        1995
(Unaudited)
ASSETS
Cash..............................................    $28,717     $18,037     $22,967
Investments.......................................    221,201     11,968      242,043
Finance receivables...............................    1,204,471   1,186,177   1,196,737
Less allowance for finance credit losses..........    (51,862)    (24,796)    (44,566)
Nonrefundable dealer reserves.....................    (75,702)    (73,179)    (63,761)
                                                       ----------  ---------- ----------
Finance receivables, net..........................    1,076,907   1,088,202   1,088,410

Deferred income taxes.............................    29,234      8,821       22,031
Furniture, fixtures and equipment, net of
    accumulated depreciation......................    8,072       5,964       7,022
Goodwill..........................................    14,666      15,476      15,274
Reinsurance receivable............................    34,396           0      89,962
Deferred acquisition costs........................    60,723      1,164       26,171
Other assets (including repossessions)............    164,769     20,765      121,038
                                                      ----------  ----------  ----------
TOTAL ASSETS......................................    $1,638,685  $1,170,397  $1,634,918
                                                      ==========  ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper.....................    $443,307    $397,311    $489,990
Senior debt, term notes...........................    488,750     398,875     438,750
Subordinated debt.................................    26,000      33,500      29,500
Accounts payable and other liabilities............    75,390      57,021      68,931
Unearned premium and claim reserves...............    228,737     1,180       195,761
Reinsurance payable...............................    40,845           0      105,081
Income taxes payable..............................    10,023      6,942       22,640
                                                      ----------  ----------  ----------
TOTAL LIABILITIES.................................    1,313,052   894,829     1,350,653
                                                      ----------  ----------  ----------
STOCKHOLDERS' EQUITY
Common stock-$1.00 par value:
                  500,000,000 shares authorized
     Sep 30 1996- 177,608,090 shares outstanding
     Sep 30 1995- 117,332,000 shares outstanding...
     Dec 31 1995- 176,477,520 shares outstanding      177,608     176,464     176,478
Paid in capital...................................    5,798           0          39
Retained earnings.................................    186,602     124,174     142,916
Unrealized appreciation...........................          0           0     1,969
Treasury stock at cost:
     Sep 30 1996- 4,566,557 shares
     Sep 30 1995- 2.974,657 shares
     Dec 31 1995- 3,896,557 shares................    (44,375)    (25,070)    (37,137)
                                                      ----------  ----------  ----------
TOTAL STOCKHOLDERS' EQUITY........................    325,633     275,568     284,265
                                                      ----------  ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $1,638,685  $1,170,397  $1,634,918
                                                      ==========  ==========  ==========

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED SEPTEMBER 30



(Dollars in thousands except per share amounts)    Three Months Ended                   Nine Months Ended

                                                      1996        1995                    1996        1995
(Unaudited)
INTEREST INCOME
Finance charges, fees and other interest .........    $75,853     $68,180                 $220,527    $196,297
Investment income                                       3,386         195                   8,985         590
                                                       ---------   ---------               ---------   ---------
Total interest income ............................     79,239      68,375                 229,512     196,887
Interest expense..................................     15,686      14,499                  47,705      41,505
                                                       ---------   ---------               ---------   ---------
Net interest income...............................     63,553      53,876                 181,807     155,382
Provision for finance credit losses...............     44,566       2,112                  50,283       6,962
                                                       ---------   ---------               ---------   ---------
Net interest income after provision for
    finance credit losses.........................     18,987      51,764                 131,524     148,420
                                                       ---------   ---------               ---------   ---------
OTHER INCOME
Insurance premiums and commissions................     35,717      10,892                  87,101      31,357
Fees and other....................................      1,869       3,020                   6,015       8,200
                                                       ---------   ---------               ---------   ---------
Total other income................................     37,586      13,912                  93,116      39,557
                                                       ---------   ---------               ---------   ---------
OTHER EXPENSES
Salaries and employee benefits....................     13,330      12,248                  40,029      35,368
Occupancy expense.................................      1,507       1,241                   4,378       3,527
Equipment expense.................................        677         531                   1,907       1,496
Data processing expense...........................        732         766                   2,247       2,241
Insurance claims expense..........................      9,314         847                  25,392       2,195
Other operating expenses..........................      5,791       4,975                  18,398      15,369
                                                       ---------   ---------               ---------   ---------
Total other expenses..............................     31,351      20,608                  92,351      60,196
                                                       ---------   ---------               ---------   ---------
Income before income taxes........................     25,222      45,068                 132,289     127,781
Applicable income taxes...........................      9,325      16,607                  49,716      47,491
                                                       ---------   ---------               ---------   ---------
Income before effect of accounting change.........     15,897      28,461                  82,573      80,290

Cumulative effect of accounting change............          0           0                       0           0
                                                       ---------   ---------               ---------   ---------
NET INCOME                                            $15,897     $28,461                 $82,573     $80,290
                                                       ==========  ==========              ==========  ==========
NET INCOME PER COMMON SHARE (adjusted for all
    stock splits).................................      $0.09       $0.16                   $0.48       $0.46
                                                       ==========  ==========              ==========  ==========
Weighted average number of common and common
    share equivalents outstanding.................    173,526     175,137                 173,740     173,973
                                                       ==========  ==========              ==========  ==========


MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30



(Dollars in thousands)                                1996        1995                    1996        1995
COMMON STOCK
Balance at beginning of period....................    $177,403    $117,332                $176,478    $116,080
Stock options exercised...........................        205         311                   1,392       1,739
Stock traded in to exercise stock options.........          0           0                    (262)       (176)
Stock split.......................................          0      58,821                       0      58,821
                                                      ----------  ----------              ----------  ----------
Balance at end of period..........................    $177,608    $176,464                $177,608    $176,464
                                                       ==========  ==========              ==========  ==========

PAID IN CAPITAL
Balance at beginning of period....................     $4,113     $13,769                     $39      $6,384
Stock options exercised...........................      1,685       2,289                   1,941       3,712
Tax benefit from stock options exercised..........          0       1,376                   3,818       7,338
Transfer from Retained Earnings...................          0      41,387                       0      41,387
Stock split.......................................          0     (58,821)                      0     (58,821)
                                                       ----------  ----------              ----------  ----------
Balance at end of period..........................     $5,798          $0                  $5,798          $0
                                                       ==========  ==========              ==========  ==========

RETAINED EARNINGS
Balance at beginning of period....................     $183,704    $160,488                $142,916    $128,157
Net income........................................     15,897      28,461                  82,573      80,290
Dividends.........................................    (12,999)    (23,388)                (38,887)    (42,886)
Transfer to Paid in Capital.......................          0     (41,387)                      0     (41,387)
                                                       ----------  ----------              ----------  ----------
Balance at end of period..........................     $186,602    $124,174                $186,602    $124,174
                                                       ==========  ==========              ==========  ==========

UNREALIZED APPRECIATION
Balance at beginning of period....................       (130)          0                   1,969           0
Change during the period..........................        130           0                  (1,969)          0
                                                       ----------  ----------              ----------  ----------
Balance at end of period..........................         $0          $0                      $0          $0
                                                       ==========  ==========              ==========  ==========


TREASURY STOCK
Balance at beginning of period....................     ($38,225)   ($25,070)               ($37,137)   ($23,107)
Purchases.........................................     (6,150)          0                  (7,238)     (1,963)
Retirements.......................................          0           0                       0           0
                                                       ----------  ----------              ----------  ----------
Balance at end of period..........................     ($44,375)   ($25,070)               ($44,375)   ($25,070)
                                                       ==========  ==========              ==========  ==========


Total stockholders' equity at end of period.......     $325,633    $275,568                $325,633    $275,568
                                                       ==========  ==========              ==========  ==========

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED SEPTEMBER 30


(Dollars in thousands)                               Three Months Ended                   Nine Months Ended

                                                      1996        1995                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................    $15,897     $28,461                 $82,573     $80,290
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for finance credit losses.............     44,566       2,112                  50,283       6,962
  Net finance receivables charged off against
     allowance for finance credit losses..........     (3,192)     (1,926)                 (8,233)     (4,654)
  Provision for deferred income taxes.............    (12,145)       (202)                 (7,203)     (1,531)
  Depreciation....................................        364         293                   1,092         815
  Amortization of goodwill........................        202         202                     608         608
  Net (increase) decrease in other assets.........    (49,964)     (1,677)                (22,719)      2,743
  Net increase (decrease) in other liabilities....     34,497      17,396                 (37,418)      6,871
  Net increase (decrease) in dealer reserves......    (20,494)      1,835                 (22,813)      6,702
                                                       ----------  ----------              ----------  ----------
    Net cash provided by operating activities.....      9,731      46,494                  36,170      98,806
                                                       ----------  ----------              ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash collected on finance receivables...........      283,427      257,559                 876,315     801,410
Finance receivables originated or acquired (gross)     (266,092)   (291,273)               (873,033)   (968,618)
Net change in unearned finance charges and
  unearned insurance commissions..................     (9,576)         28                 (11,016)     20,898
Net (increase) decrease in investment securities..     (9,482)         (2)                 20,842       2,217
Net increase (decrease) in unrealized appreciation        130           0                  (1,969)
Purchases of properties and equipment.............       (180)     (1,758)                 (2,142)     (3,287)
                                                       ----------  ----------              ----------  ----------
    Net cash used in investing activities.........     (1,773)    (35,446)                  8,997     (147,380)
                                                       ----------  ----------              ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in commercial paper.......     28,389      42,598                 (46,683)    (52,634)
Senior debt retired...............................    (15,000)    (25,000)                (40,000)    (26,500)
Senior debt issued................................          0           0                  90,000     160,000
Subordinated debt retired.........................          0      (2,000)                 (3,500)     (2,000)
Stock options exercised...........................      1,890       3,976                   6,889      12,614
Dividends paid....................................    (12,999)    (23,388)                (38,885)    (42,886)
Treasury stock acquired...........................     (6,150)          0                  (7,238)     (1,963)
                                                       ----------  ----------              ----------  ----------
Assets acquired...................................          0           0                       0           0
Liabilities assumed...............................          0           0                       0           0
                                                       ----------  ----------              ----------  ----------
Net assets acquired...............................          0           0                       0           0
Excess of purchase price over net assets acquired.          0           0                       0           0
                                                       ----------  ----------              ----------  ----------
    Net cash provided by financing activities.....     (3,870)     (3,814)                (39,417)     46,631
                                                       ----------  ----------              ----------  ----------
    Net increase (decrease) in cash and
     cash equivalents.............................      4,088       7,234                   5,750      (1,943)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD.....     24,629      10,803                  22,967      19,980
CASH AND CASH EQUIVALENTS ACQUIRED................          0           0                       0           0
                                                       ----------  ----------              ----------  ----------
CASH AND CASH EQUIVALENTS END OF PERIOD...........    $28,717     $18,037                 $28,717     $18,037
                                                       ==========  ==========              ==========  ==========
SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and state
 governments......................................    $15,250     $14,109                 $63,245     $40,714
                                                       ==========  ==========              ==========  ==========
Interest paid to creditors........................    $15,750     $14,499                 $39,104     $40,834
                                                       ==========  ==========              ==========  ==========




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

2. Effective September 30,1996, the Company adopted a new reserving methodology commonly referred to as "static pooling." The static pooling reserving methodology allows the Company to stratify components of its receivables portfolio (i.e., nonrefundable dealer reserves, principals loan balances, and related loan charge-offs) into separately identified and chronologically ordered pools. The method previously used by the Company analyzed reserve adequacy on a total loan portfolio basis. In management's view, static pooling provides a more sophisticated and comprehensive analysis of the adequacy of the reserves and is preferable to the method previously uses. With the adoption of static pooling, the Company increased, by a charge to operations, its allowance for loan losses in the amount of $33 million which is included in the aggregate provision for loan losses of $44.6 million and $50.3 million for the three months ended September 30, 1996 and the nine months ended September 30, 1996, respectively.

As a part of its adoption of the static pooling reserving methodology, the Company adjusted its newly identified September 30, 1996 nonrefundable dealer reserve pools to eliminate any negative pools, (i.e., those where related loan charge-offs exceeded available nonrefundable dealer reserve pool balances), and to reflect certain previous sales finance charge-offs as reductions in dealer reserves as opposed to reductions in the allowance for loan losses. The net effect of these adjustments was to increase nonrefundable dealer reserves by $34.8 million and decrease the allowance for loan losses buy a corresponding amount at September 30, 1996. These adjustments had no impace on operating results but only represented a reclassification of balances between nonrefundable dealer reserves and the allowance for loan losses.

Pursuant to static pooling, nonrefundable dealer reserves represent the Company's primary protection against future losses on sales finance contracts. To the extent that nonrefundable dealer reserve pools are insufficient to absorb estimated charge-offs adjusted for the impact of current delinquencies and other economic indicators, management provides for such deficiencies by charges to operations through the establishment of an allowance for loan losses. To the extent that nonrefundable dealer reserve pools are determined to be sufficient to absorb all charge-offs through the ultimate liquidation of the related loan pool, the sufficiency is accreted into income on an effective yield method over the estimated remaining life of each related loan pool.

3 Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding.
All per share amounts have been adjusted to reflect all stock splits declared by the Company.

4. Certain data from the prior year has been reclassified to conform to the 1996 presentation.

5. During 1996, the Company identified certain 1995 fourth quarter accounting transactions associated with single interest insurance that were incorrectly classified with nonrefundable dealer reserves thereby impacting the adequacy of the allowance for loan losses. Accordingly, effective September 30, 1996, the Company has restated its previously issued 1995 financial statements to appropriately reflect aggregate nonrefundable dealer reserves and a resulting impact on unearned single interest insurance commissions and finance charges and the allowance for loan losses. The impact of the restatement on the previously issued financial statements was to decrease nonrefundable dealer reserves by $6,392, increase unearned single interest insurance commissions by $4,794, increase unearned single interest finance charges by $1,598, and increase, by a charge to operations, the allowance for loan losses by $17,583; thereby reducing net income after taxes by $12,000 from that previously reported.

MERCURY FINANCE COMPANY
CONSOLIDATED AVERAGE BALANCE SHEETS
THREE AND SIX MONTHS ENDED SEPTEMBER 30






                                                    Three Months Ended                   Nine Months Ended

(Dollars in thousands)                              1996        1995                    1996        1995
(Unaudited)
ASSETS
Cash..............................................    $26,681     $13,913                 $25,638     $15,650
Investments.......................................    216,462      11,885                 216,626      13,058
Finance receivables...............................  1,196,163   1,169,045               1,209,761   1,119,770
  Less allowance for finance credit losses........    (27,835)    (24,673)                (27,614)    (23,930)
  Less nonrefundable dealer reserves..............    (69,377)    (73,610)                (70,649)    (70,755)
                                                    ----------  ----------              ----------  ----------
  Finance receivables, net........................  1,098,951   1,070,762               1,111,498   1,025,085

Deferred income taxes.............................     11,317       8,721                  11,696       8,193
Furniture, fixtures and equipment, net of
  accumulated depreciation........................      8,169       5,042                   8,155       4,275
Other assets (including repossessions & goodwill).    238,397      37,531                 201,187      38,013
                                                    ----------  ----------              ----------  ----------
    TOTAL ASSETS..................................  $1,599,977  $1,147,854              $1,574,800  $1,104,274
                                                    ==========  ==========              ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper.....................    429,113    $363,360                 416,822    $436,869
Senior debt, term notes...........................    496,250     419,708                 494,583     317,575
Subordinated debt.................................     26,000      33,833                  27,611      34,944
Accounts payable and other liabilities............    317,514      53,508                 308,055      58,382
Income taxes payable..............................      4,760       8,411                   9,421       8,453
                                                    ----------  ----------              ----------  ----------
    TOTAL LIABILITIES.............................  1,273,637     878,820               1,256,492     856,223
                                                    ----------  ----------              ----------  ----------

STOCKHOLDER'S EQUITY
Common stock......................................    177,506     117,481                 177,023     116,898
Paid in capital...................................      4,956      15,446                   2,771      11,361
Retained earnings.................................    185,179     161,177                 177,763     144,753
Unrealized appreciation...........................          0           0                       0           0
Treasury stock....................................    (41,301)    (25,070)                (39,250)    (24,961)
                                                    ----------  ----------              ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY....................    326,340     269,034                 318,307     248,051
                                                    ----------  ----------              ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....  $1,599,977  $1,147,854              $1,574,800  $1,104,274
                                                    ==========  ==========              ==========  ==========
NUMBER OF DAYS                                             92          92                     274         273
MONTHS COMPLETED                                            3           3                       9           9
RATIOS
Return on average equity..........................      19.49%      42.32%                  34.59%      43.16%
Return on average assets..........................       3.97%       9.92%                   6.99%       9.69%
Yield on earning assets...........................      22.44%      23.16%                  21.45%      23.17%
Rate on interest bearing liabilities..............       6.54%       7.04%                   6.77%       7.03%
Net interest margin...............................      18.03%      18.29%                  17.00%      18.27%

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

On October 20, 1995 Mercury acquired all the shares of ITT Lyndon Property and ITT Lyndon Life Insurance Company for $72.5 million in cash and the assumption of their net liabilities. ITT Lyndon Property and ITT Lyndon Life Insurance Company conducted their business through a central office in St. Louis, Missouri. Following the acquisition, the names of the companies were changed to Lyndon Property and Lyndon Life Insurance Companies ("Lyndon"). The acquisition was accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated statements of income and statements of cash flow since the date of acquisition. The excess of fair value over cost of nets assets acquired (negative goodwill of $10,299) relating to the acquisition was offset against the present value of future profits of acquired insurance in force. The balance of the present value of future profits was $16.6 million at December 31, 1995 and is being amortized over an approximate three year period.

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at September 30, 1996 (unaudited) when compared with September 30, 1995 (unaudited) and December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996 and 1995 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION
Assets and Finance Receivables

Total assets of the Company increased 40% to $1,639 million from $1,170 million one year ago. Finance receivables increased 2% to $1,204.5 million at September 30, 1996.

The increase in assets, exclusive of the growth in finance receivables, was primarily the result of the October 1995 acquisition of Lyndon. The increase in finance receivables was primarily attributable to production of receivables from the increased number of offices operated by the Company.

During the period from December 31, 1995 through March 31, 1996 total assets increased $3.8.

The Company's offices in Florida, Texas and Illinois accounted for approximately 46% of all finance receivables, with the remainder being originated in the other 28 states where offices are located. The total number of offices at September 30, 1996 was 287 compared to 260 at September 30, 1995 and 276 at December 31, 1995.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

               Sep. 30, 1996     Sep. 30, 1995    Dec. 31, 1995
                           %  of            %  of            %  of
               Amount      Total Amount     Total Amount     Total
Sales finance
 receivables   $1,250,136  87%  $1,294,366  90%   $1,256,977  87%
Direct finance
 receivables   187,868     13%   145,272    10%   184,309    13%
               -----       ---   -------    --    ------     ---
Total gross
 finance
 receivables   1,438,004   100%  1,439,638  100%  1,441,286  100%
               ===         ==    ===        ==    =====      ==
Unearned
 finance
 charges       (222,641)         (243,161)        (231,791)
Unearned
 insurance
 commissions,
 insurance
 premiums
 and
 insurance
 reserves      (10,982)          (10,300)         (12,758)
               ---               ----             ----
Finance
 receivables   $1,204,471        $1,186,177       $1,196,737
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

Effective September 30, 1996 the Company adopted a new reserving method referred to as "static pooling." Reference should be made to the footnotes accompanying the 10q for a detailed explanation of the method and its impact on the financial statements.

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the nine month periods ended September 30, 1996 (dollars in thousands):

                                    1996               1995
Balance at beginning of period      $44,566            $22,488
Acquisition                         0                  0
Provision charged to expense        50,283             4,850
Finance receivables charged-off     (9,823)            (3,506)
 recoveries                         1,590              778
Transfer to nonrefundable
 dealer reserves                    (34,754)           0
                                    ----               ----
Balance at September 30             $51,862            $24,610
                                    =====              =====
Allowance as a percent of finance
 receivables outstanding at end
 of period                          4.31%              2.14%
                                    =====              =====

The increase in the provision and allowance for finance credit losses in 1996 is attributable to the increase in finance receivables outstanding, the adoption of the static pool method of accounting for loss reserves, and expected increases in future losses.

Nonrefundable Dealer Reserves

Mercury purchases a majority of its sales finance contracts from dealers at a discount. A significant portion of the discount represents anticipated credit losses and based upon projected loss experience, is allocated to nonrefundable dealer reserves. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased.
The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the nine month periods ended September 30. Reference should be made to the footnotes for a complete explanation of the "static pool" method adopted by the Company on September 30, 1996.

                                    1996               1995
Balance at beginning of period      63,761             66,477
Discounts acquired on new volume    52,477             72,161
Transfers and other                 (16,341)           0
Losses absorbed                     (58,919)           (65,459)
Transfer from allowance for
 finance credit losses              34,754             0
                                    --------           --------
Balance at September 30             75,702             73,179
                                    =====              =====

Debt

The primary source for funding the Company's finance receivables comes from the issuance of debt. At September 30, 1996 the Company had total debt of $958.1 million which compares with $829.7 million at September 30, 1995.

In addition to the Company's outstanding debt the Company has revolving credit facilities and a back up line of credit which total $600 million. The revolving credit facilities and the back up line are totally available for use by the Company and at September 30, 1996 nothing was outstanding under these arrangements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                 Sep. 30, 1996 Sep. 30, 1995  Dec. 31, 1995
                 Balance  Rate  Balance  Rate  Balance   Rate
Senior Debt:
Commercial
  paper          $443,307 5.6%  $397,311 6.2%  $489,990  6.0%
 Term notes      488,750  7.0% 398,875   7.2%  438,750   7.2%
Subordinated
 debt            26,000   10.3% 35,500   10.2% 29,500    10.2%
                 ----     ---   ----     --    ----      ---
Total            $958,057 6.4%  $829,686 6.8%  $958,240  6.6%

                 ====     ==    =====    ==    =====     ==

The interest rates reflected in the preceding table do not include amortized costs related to the issuance of debt, costs related to the maintenance of credit line facilities and the interest differential related to interest exchange agreements. The effect of these costs, which are included in interest expense in the consolidated financial statements, increases the effective interest rate by approximately 12 basis points at September 30, 1996.

The following table sets forth information with respect to maturities of senior and subordinated debt at September 30, 1996
(dollars in thousands):

            Senior Debt  Senior Debt
Maturity    Commercial   Term        Subordinated
            Paper        Notes       Debt          Total
1996        $443,307     125         3,500         446,932
1997        0            96,625      15,000        111,625
1998        0            167,000     7,500         174,500
1999        0            81,000                    81,000
After 1999  0            144,000                   144,000
            ---          ----        ----          ----
Total       $443,307     $488,750    $26,000       $958,057
            ===          ===         ===           ===

Stockholders' Equity
The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at September 30, 1996 was $325.6 million which compares with $266.5 million at September 30, 1995 and $284.3 million at December 31, 1995. For the nine months ended September 30, 1996 the Company had net income of $82.666.7 million and paid cash dividends of $38.9 million resulting in a retention of 53% of current earnings.
In addition, eligible employees of the Company exercised options to purchase shares resulting in $6.9 million also being added to the equity of the Company. The Company also repurchased 670,000 shares during the year totaling $7.2 million.

At September 30, 1996 stockholders' equity stated as a percent of total assets was 19.87% which compares with 23.54% at September 30, 1995 and 17.39% at December 31, 1995.

RESULTS OF OPERATIONS

Net Income

For the three and nine months ended September 30, 1996 the Company had net income of $15.9 million and $82.6 million compared with the $28.5 million and $80.3 million earned in 1995. The year to date increase in net income is primarily attributable to income derived from increased finance receivables outstanding resulting from additional offices opened in 1996 and 1995, and a change in the portfolio mix to higher yielding direct loans, and increased insurance premiums resulting from the Company's insurance subsidiaries.


Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and nine months ended September 30, 1996 the Company's net interest income was $63.6 million and $181.8 million an increase of 18% and 17% from 1995. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 18.03% for the three months ended September 30, 1996 and 17% for the nine months ended September 30, 1996. This compares with a net interest margin of 18.29% and 18.12% for the three and nine months ended September 30, 1995.

The change in net interest margin is primarily attributable to lower yielding investment assets associated with the Lyndon acquisition and interest rate changes on the Company's various debt instruments. The following tables summarize the amount of the net interest margin for the three and six months ended September 30 (dollars in thousands):

                                                1996
                                               Annualized
Three Months Ended            Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Finance receivables           $1,196,163     $75,8534    23.37%
Investments                   216,462        3,386       6.62%
                              --------       --------    --------
Total interest earning
 assets                       $1,412,625     $79,239     22.44%
Interest bearing liabilities  951,363        15,686      6.54%
                              ----           ----        ---
Net                           $441,262       $63,553     15.90%
                              ====           ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.03%
                                                         ===

                                                1995
                                               Annualized
Three Months Ended            Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Finance receivables           $1,169,045     $68,180     23.33%
Investments                   11,885         195         6.56%
                              --------       --------    --------
Total interest earning
 assets                       $1,180,930     $68,375     23.16%
Interest bearing liabilities   816,901       14,499      7.04%
                              ----           ----        ---
Net                           $364,029       $53,876     16.12%
                              ====           ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.29%
                                                         ===

                                                1996
                                               Annualized
Nine Months Ended             Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Finance receivables           $1,209,761     $220,527    24.31%
Investments                   216,626        8,985       5.53%
                              --------       --------    --------
Total interest earning
 assets                       $1,426,387     $229,512    21.45%
Interest bearing liabilities  939,016        47,705      6.77%
                              ----           ----        ---
Net                           $487,371       $181,807    14.68%
                              ====           ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  17.00%
                                                         ===

                                                1995
                                               Annualized
Nine Months Ended             Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Finance receivables           $1,119,770     $196,297    23.37%
Investments                   13,058         590         6.03%
                              --------       --------    --------
Total interest earning
 assets                       $1,132,828     $196,877    23.17%
Interest bearing liabilities  789,388        41,505      7.03%
                              ----           ----        ---
Net                           $343,440       $155,382    16.14%
                              ====           ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.27%
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

For the three and nine months ended September 30, 1996, the Company experienced increases in its insurance premiums which are primarily attributable to the acquisition of Lyndon Insurance Companies in 1995. The following table summarizes the amounts earned from these products for the three and nine months ended September 30 (dollars in thousands):

                          Three Months Ended     Nine Months Ended
                          Sep. 30                Sep. 30
                          1996        1995       1996      1995
Insurance premiums and
 commissions              $35,717     $10,892    $87,101   $31,357
Vehicle protection club
 memberships              472         1,021      1,870     3,056
Fees and other            1,397       1,999      4,145     5,144
                          ---         ---        ---       ---
Total                     $37,586     $13,912    $93,116   $39,557
                          ====        ====       ====      ====
Other income as a %
 of average interest
 earnings assets
 (Annualized)             10.64%      4.71%      8.70%     4.66%
                          ====        ====       ====      ====

Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and nine months ended September 30 (dollars in thousands):

                          Three Months Ended     Nine Months Ended
                          Sep. 30                Sep. 30
                          1996        1995       1996      1995
Salaries and employees
 benefits                 $13,330     $12,248    $40,029   $35,368
Insurance claims expense  9,314       847        25,392    1,820
Other operating expenses  8,707       7,513      26,930    22,633
                          ---         ---        ---       ---
Total                     $31,351     $20,608    $92,351   $60,196
                          ====        ====       ====      ====
Other expenses as a % of
 average interest
 earning assets
 (Annualized)             8.88%       6.98%      8.63%     7.09%
                          ====        ====       ====      ====

Income Taxes

Income taxes increased due to a higher level of pretax income in 1996. The effective tax rate was 37.6% in 1996 and 37.2% in 1995.

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

                          Three Months Ended     Nine Months Ended
                          Sep. 30                Sep. 30
                          1996        1995       1996      1995
Loss provision charged to
 income                   $44,566     $2,112     $50,283   $6,962
Charge-offs net of
 recoveries               3,192       1,926      8,233     4,654
Net charge-offs against
 nonrefundable dealer
 reserves                 17,518      26,452     58,919    65,459

Allowance for finance
 credit losses at end
 of period                                       51,862    24,796
Dealer reserves at end
 of period                                       75,702    73,179

Ratios:
Net charge offs
 (annualized) against
 allowance to average
 finance receivables      1.07%       .66%       .91%      .55%
Net charge-offs against
 nonrefundable dealer
 reserves                 5.86%       9.05%      6.49%     7.79%
Allowance for finance
 credit losses to net
 finance receivables
 at end of period                                4.31%     2.09%
Dealer reserves to
 net sales finance
 receivables at end
 of period                                       6.06%     5.65%

Delinquencies

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent.
The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at September 30 (dollars in thousands):

               Sep. 30, 1996              Sep. 30, 1995
                       % of related               % of related
                       Gross Outstanding          Gross Outstanding
                       Receivable                 Receivable
               Amount  Balance            Amount  Balance
Sales finance
 receivables   $10,376 .83%               $8,948  .69%
Direct finance
 receivables   3,734   1.99%              3,046   2.09%
               ---     ---                ---     --
Total          $14,110 .98%               $11,994 .83%
               ===     ==                 ====    ==

LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in the Company's operations. The Company endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short term commercial paper, and
(c) direct borrowings available from commercial banks and insurance companies, consisting of short term lines of credit and long term senior and subordinated notes. Most of the assets are at fixed rates, and have an average initial maturity of approximately 26 months. Of the Company's total debt, 546% has an original maturity of greater than one year at a fixed rate of interest.

The Company also maintains back up revolving credit facilities totalling $600 million. At September 30, 1996 the Company had no debt outstanding under these credit arrangements.

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

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  (a)  Exhibits - See Exhibit Index following the signature page

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the third quarter of 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY FINANCE COMPANY
(Registrant)

Date: November 14, 1996     /s/      John N. Brincat
                                   John N. Brincat
                                   Chairman of the Board,
                                   President & Chief
                                   Executive Officer
                                   (Duly Authorized Officer)

Date: November 14, 1996     /s/      James A. Doyle
                                   James A. Doyle
                                   Senior Vice President,
                                   Controller & Principal
                                   Accounting Officer

Date: November 14, 1996     /s/      Bradley S. Vallem
                                   Bradley S. Vallem
                                   Treasurer
                                   & Principal Financial Officer

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

(Dollars in thousands except per share amounts)

                   Three Months Ended    Nine Months Ended
                   1996         1995     1996       1995
INCOME DATA:
1.  Net income
 Mercury Finance
 Company           $15,897      $28,461  $82,573    $80,290
2.  Weighted
 average common
 shares
 outstanding
 (adjusted for
 stock split)      177,506      176,233  176,936    175,351
3.  Treasury stock (4,266)      (2,974)  (4,087)    (2,974)

EFFECT OF COMMON
 STOCK EQUIVALENTS
 (C.S.E.):
4.  Weighted
 average shares
 reserved for
 stock options     326          1,878    991        1,596

NET INCOME PER
 COMMON SHARE:
5.  Weighted
 average common
 share and common
 stock equivalents
 (line 2+3+4)      173,566      175,137  173,740    173,973
6.  Mercury
 Finance Company
 net income per
 share
 (line 1/line 5)   $0.09        $0.16    $0.48      $0.46

MERCURY FINANCE COMPANY
EXHIBIT 12
RATIO OF EARNINGS TO FIXED CHARGES
THREE AND SIX MONTHS ENDED September 30
(Unaudited)

(Dollars in thousands except per share amounts)
                   Three Months Ended    Nine Months Ended
                   1996         1995     1996       1995
Net income         $15,897      $28,461  $82,573    $80,290
Provision for
 income taxes      9,325        16,607   49,716     47,491
                   ----         ----     ----       ---
Add Fixed Charges:
 Cost of
 borrowings        15,686       14,499   47,705     41,505
 One-thrid of
 rentals           425          342      1,254      986
                   ----         ----     ----       ---
Total fixed
 charges           16,111       14,841   48,959     42,491
                   ----         ----     ----       ---
Total net income,
 provision for
 income taxes and
 fixed charges
 "earnings"        $41,333      $59,909  $181,248   $170,272
                   =====        =====    =====      ====

Ratio of earnings
 to fixed charges 2.57         4.04     3.70       4.01
                   =====        =====    =====      ====