Form 10-K405/A
period 1995-12-31
MERCURY FINANCE CO
filed 1996-11-21
CIK 846378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

10-K405/A No. 2

ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission file number 1-10176

MERCURY FINANCE COMPANY (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 36-3627010 (I.R.S. Employer Identification No.)

100 Field Drive, Suite 340, Lake Forest, Illinois 60045
(Address of principal executive offices and zip code)
Registrant's telephone number, including area code: 847-295-8600
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK ($1 par value) (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 OR 15(D) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days. Yes  XX   No

Indicate by check mark if disclosure statement of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this for. XX

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. SUCH AGGREGATE MARKET VALUE TOTALED $1,923,995,444 (BASED ON THE CLOSING PRICE OF THE COMPANY'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION FOR MARCH 26, 1996)).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
COMMON STOCK, $1 PAR VALUE 172,583,306 SHARES OUTSTANDING AT MARCH 26, 1996 (NET OF TREASURY STOCK).

Documents incorporated by reference: List the following documents if incorporated by reference and the part of the form 10-K into which the document is incorporated: (1) Any annual report to security holders; and (2) Proxy or information statement; and (3) Any prospectus files pursuant to Rule 424(B) Or (C) Under the Securities Act of 1933.

PORTIONS OF THE 1995 ANNUAL REPORT TO SHAREHOLDERS AND THE
DEFINITIVE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF
SHAREHOLDERS (FILED ON MARCH 6, 1996 ARE INCORPORATED HEREIN BY
REFERENCE).

PART I
THE COMPANY
ITEM 1.
BUSINESS - GENERAL
Mercury Finance Company ("Mercury") ("Company") is a consumer finance concern engaged in the business of purchasing individual installment sales finance contracts from automobile dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products.

Mercury was organized in 1988, as a wholly owned subsidiary of First Illinois Corporation (an Evanston, Illinois based bank holding company), in order to hold 100% of the outstanding common stock of First Illinois Finance Company and First Illinois Life Insurance Company. On March 4, 1989 the Board of Directors of First Illinois Corporation approved a plan to spin-off Mercury in a stock distribution to its shareholders. On April 24, 1989, First Illinois Corporation distributed to its shareholders of record on April 10, 1989 one share of Mercury for each two shares of First Illinois Corporation stock held.

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

On October 20, 1995 Mercury acquired all the shares of ITT Lyndon Property and ITT Lyndon Life Insurance Company for $72.5 million in cash and the assumption of their net liabilities. ITT Lyndon Property and ITT Lyndon Life Insurance Company conducted their business through a central office in St. Louis, Missouri.
Following the acquisition, the names of the companies were changed to Lyndon Property and Lyndon Life Insurance Companies ("Lyndon"). The acquisition was accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated statements of income and statements of cash flow since the date of acquisition. The excess of fair value over cost of net assets acquired (negative goodwill of $10,299) relating to the acquisition was offset against the present value of future profits of acquired insurance in force.
The balance of the present value of future profits was $16.6 million at December 31, 1995 and is being amortized over an approximate three year period.

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

Mercury believes its growth is due to its targeted marketing strategy and its experienced consumer finance professionals who are able to assess, structure and initiate or purchase high margin consumer loans. Growth has come from an increase in existing office volume as well as new office openings and the acquisitions of Gulfco Investment Inc. and Midland Finance Co..

BRANCH OFFICE NETWORK/OPERATIONS

Mercury's branch office network consists of 276 offices in 28 states located primarily in the southeastern, central and western United States. An office typically starts with 2 employees and is expanded based on receivables generated. The largest office has approximately 20 people with a network average of approximately 6 people per office. Mercury is divided into 30 geographically organized districts, with each district headed by a district supervisor. A district supervisor is generally responsible for 7 to 11 offices (depending on size and geographical dispersion). District supervisors report directly to five group Vice Presidents of Operations.

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

The Company instituted an Accelerated Training Program (ATP) in July, 1991. The program is designed for either college graduates or individuals with comparable work experience who, in the opinion of the management of the Company, possess an above average ability to learn and succeed in the consumer finance business. The ATP supplements the Company's supply of promotable employees from the regular training program. ATP is a highly structured training program that is designed to be completed within a maximum of 12 months. Currently, there are 26 individuals participating at different training phases in the program. All ATP trainees must be willing to relocate. The Company has specific training offices with experienced training managers who are responsible for an ATP employee's development. In addition, to ensure broad based development of the trainees, the program is structured so as to include all levels of Operating Management in the training process.

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

Mercury's 276 offices are strategically located in areas of high traffic density for potential customers. Such sites are determined during the market research process. The traffic patterns are periodically reviewed. This process of site selection and review allows Mercury to maximize market potential and availability
of potential borrowers.   Since inception, Mercury has
closed two branch offices because traffic patterns and market potential changed from the original site selection.

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

The business mix of Mercury's branch office network between sales finance receivables which constitutes 87% of total receivables, and direct consumer loans constituting 13% of total receivables is generally consistent with the 30 supervisory districts of the country. The business mix in any one branch office is dependent upon the location of the office and the background of an office's loan personnel.

The geographic distribution of Mercury's offices are as follows:

State                   Office Locations
Alabama                 4
Arizona                 5

California              5
Delaware                2
Colorado                2
Florida                 37
Georgia                 14
Illinois                20
Indiana                 8
Kansas                  1
Kentucky                5
Louisiana               42
Michigan                5
Mississippi             15
Missouri                3
Nevada                  4
New Mexico              2
North Carolina          12
Ohio                    12
Oklahoma                3
Oregon                  1
Pennsylvania            3
South Carolina          5
Tennessee               8
Texas                   37
Virginia                13
Washington              2
Wisconsin               6
TOTAL                   276

LOAN ORIGINATION AND MARKETING

Mercury originates loans and purchases individual sale finance contracts through its office network based on a decentralized approval process tailored to the market in which the specific offices operates. All credit extensions are reviewed and approved at the branch level. Each branch office has specific credit limit authorization and any extension of credit above the branch limit must be approved by the district supervisor. Although Mercury's branch offices maintain local credit authority, all credit extensions must conform to the objective credit worthiness policies of Mercury. These policies require completed applications, background credit investigations, employment verification and evaluation and decision guidelines. While the ability and intent of the consumer to repay are essential prerequisites to any loan, collateral provides additional security for the lender. All of Mercury's sales finance contracts are secured with collateral while the majority of its direct consumer loans are also secured with collateral. The amount of collateral required depends upon the purpose of the loan, the size of the loan and the risk factors associated with the loan.

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

As part of certain dealer arrangements, dealers reserve and recourse agreements are entered into to protect Mercury from credit losses and early prepayments on installment sales finance contracts. These nonrefundable reserves are negotiated on a dealer by dealer basis and are subject to change based upon the performance of the sales finance contracts purchased.

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

INSURANCE OPERATIONS

In conjunction with their lending practices, the consumer finance subsidiaries, as agents for Gulfco Life, Lyndon and unaffiliated insurers, offer credit life, accident and health and property insurance to borrowers who obtain finance receivables directly from the consumer finance subsidiaries, and to borrowers under sales finance contracts and financing contracts purchased from merchants and automobile dealers. Commissions on credit life insurance and credit accident and health insurance from unaffiliated insurers are earned by Mercury over the average terms of the related policies on the sum-of-the-months digits method.

Lyndon is engaged in the business of direct writing of credit life, accident and health and health and various other credit related insurance policies for customers of Mercury and other companies. Lyndon Life is licensed in forty-eight (48) states and Lyndon Property is licensed in forty-seven (47) states. Mercury Life and Gulfco Life are engaged primarily in the business of reinsuring and direct writing respectively, of credit life and accident and health insurance policies issued to borrowers of finance receivables and sales finance contracts originated by Mercury. The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance payable in the event of death or disability of the debtor. Premiums are earned over the life of the contracts principally using pro-rata and sum-of-the months digits methods or in relation to anticipated benefits to the policy holder.

Mercury Life, Gulfco Life and Lyndon have established policy liabilities and claim reserves. The claim reserves are based upon accumulated estimates of claims reported, plus estimates of incurred but unreported claims.

SOURCE OF FUNDS

Mercury funds its operations through payments of principal and interest from finance receivables, capital funds and the sale of debt securities. At December 31, 1995, Mercury had total debt of $958.2 million. Of this total, 51% was in commercial paper and notes, 46% was in fixed rate senior term notes, 3% in fixed rate subordinated term notes.

In addition to its outstanding debt Mercury has unused bank lines of credit and maintains bank revolving credit facilities which totaled $500 million at December 31, 1995. These funds were totally available to Mercury at December 31, 1995.

In the past, Mercury had entered into interest exchange agreements ranging in maturity from one to five years. These agreements called for Mercury to pay interest at a fixed rate and receive interest at a floating rate on notional amounts. At December 31, 1995 Mercury was not a party to open interest exchange agreements.

Related to its placement of commercial paper Mercury maintains an investment grade rating of F-2 (upgraded in May 1990) with Fitch
Investors Service Inc., D-1-, with Duff and Phelps Inc.
(upgraded in May 1992) a A2 with Standard & Poors, a P2 with
Moody's Investors Service, Inc., and Thomson BankWatch 1.

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

EMPLOYEES

As of December 31, 1995, Mercury had approximately 1,800 employees. Mercury expects the total number of employees to increase as it continues to expand and believes that it has excellent relationships with its employees. None of its employees are represented by a collective bargaining agreement.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
                                                Period Served as
                                                Officer of the
                                                Company, Affiliated
                                                Company, or
Name            Age  The Company                Predecessor Company
John N. Brincat 59   President, Director and     1983 to Date
                     Chief Executive Officer of
                     the Company since 1989.
                     Formerly Chairman of the
                     Board and Chief Executive
                     Officer of the First
                     Illinois Finance Company (
                     the Company's predecessor)
                     from 1985 to 1989.  Executive
                     Vice President prior thereto.
                     President and Chief Operating
                     Officer of the financial ser
                     vice group of First Illinois
                     Corporation, 1987 to 1989.

James A. Doyle  44   Senior Vice President,      1977 to Date
                     Controller and Secretary
                     of the Company since
                     January 1991.  Formerly
                     Vice President, Controller
                     and Secretary of the Company
                     since 1989. Formerly
                     Executive Vice President and
                     Chief Financial Officer of
                     First Illinois Corporation
                     from 1987 to 1989.

Rich P. Bosson  53   Vice President - Operations 1986 to Date
                     of the Company since October
                     1991.  Formerly Assistant
                     Vice President/Regional
                     Director of Company and
                     First Illinois Finance
                     Company (the Company's
                     predecessor) from 1987,
                     Branch Manager prior thereto.

Edward G.
 Stautzenbach   57   Vice President. Marketing   1988 to Date
                     since 1991. Formerly
                     Assistant Vice President
                     from 1988. Formerly part
                     owner of a mail marketing
                     company from 1984.

John J. Pratt   56   Vice President - Operations 1985 to Date
                     of the Company since
                     September 1992. Formerly
                     Assistant Vice President/
                     Regional Director of
                     Company and First Illinois
                     Finance Company (the
                     Company's predecessor)
                     from 1986. Branch Manager
                     prior thereto.

Sheila M. Tilson 44   Vice President - Operations 1984 to Date
                     Assistant Secretary since
                     1995. Assistant Vie President
                     Operations from
                     January 1987.  Administrative
                     Assistant prior thereto.

John N. Brincat
, Jr.           34   Vice President - Operations 1985 to Date
                     of the Company since July
                     1994. Formerly Assistant
                     Vice President/Regional
                     Director of Company from
                     1991. Branch Manager prior
                     thereto.

Jeffrey R.
 Brincat        33   Vice President, Administration
                     1994 to date.
                     Formerly Assistant Vice
                     President from 1993 to
                     November 1994. Formerly
                     Branch Manager from 1992 to
                     1993. Formerly Management
                     Trainee 1991 to 1992. Waste
                     Management Inc. from 1990 to
                     1991. Formerly Captain U.S.
                     Marine Corps 1984 to 1990.

Charles H. Lam  44   Vice President - Operations 1987 to Date
                     of the Company since
                     February, 1996. Formerly
                     Assistant Vice President/
                     Regional Director of Company
                     from October 1990. Branch
                     Manager prior thereto.

Geral M. Mizel  62   Vice President - Operations 1994 to Date
                     since October 1994. Formerly
                     Executive Vice President
                     Midland Finance.

Bradley S.
 Vallem         42   Assistant Vice President    1995 to Date
                     and Treasurer since July
                     1995. Formerly Vice President -
                     Finance Bank One,
                     Chicago, from 1992 to 1995.
                     Prior thereto Senior Vice
                     President and Controller
                     with First Illinois Bank of
                     Evanston and First Illinois
                     Corporation.

Michael W.
 Stremlau       33   Vice President of Insurance 1993 to Date
                     since February 1996. Assist
                     ant Vice President of
                     Insurance from 1993.
                     Formerly Vice Presidents
                     of Insurance American
                     Bankers Insurance Group
                     prior thereto.

ITEM 2.
PROPERTIES

The executive offices of Mercury are located at 100 Field Drive, Lake Forest, Illinois 60045, telephone number (847)295-8600. Mercury occupies approximately 11,750 square feet of a modern office building and is under a lease having a six year initial term expiring on April 1, 1996 with an option to extend for an additional five years. Mercury also leases space for all its branch offices. The leases for the branch offices are generally for terms from 3 to 5 years. Total rent expense for the Company approximated $4,176,000, $3,169,000, $2,619,000 in 1995, 1994 and
1993 respectively.

ITEM 3.

LEGAL PROCEEDINGS

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including two cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries do vigorously defend litigation, but Mercury and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate.

Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred. Accordingly, no provision has been made in the consolidated financial statements for any of the pending proceedings.

At December 31, 1995, Lyndon was a party to a number of reinsurance agreements entered into by its former reinsurance operation. These agreements resulted in Lyndon assuming business on low risk basis primarily form large and highly rated life and health insurers for the purpose of providing statutory surplus to the ceding companies.

Prior to the acquisition of Lyndon by Mercury, this business was retroceded to a joint venture of third party reinsurers under similar terms as the original agreements. Al the risks of this business have been effectively transferred to the third party reinsurers. ITT Corporation has also agreed to indemnify Mercury Finance in the event any losses are incurred by Lyndon under the agreements. There was approximately $567 million of statutory surplus provided (assumed and ceded) under these agreements as of December 31, 1995. Virtually all of these reinsurance agreements are expected to be either terminated or novated during 1996 which will remove Lyndon from any potential contingent liabilities related to these agreements.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Information is presented on page 26 of the Registrant's Annual Report and is incorporated herein by reference.

ITEM 6.
SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA
(Dollars in thousands except per share amounts)

                   1995          1994         1993         1992         1991
SUMMARY INCOME STATEMENT

Interest income    $270,416      $211,565     $165,054     $121,531     $99,199
Interest expense   57,303        39,375       32,933       29,525       28,796
Net interest
income             213,113       172,190      132,121      92,006       70,403
Provision for
finance credit
losses             30,841        7,376        6,392        4,330        3,984
Net                182,272       164,814      125,729      87,676       66,419
Other income       77,911        40,907       29,342       20,345       16,339
Other expenses     101,233       64,731       50,204       34,359       29,256
Income before
income taxes and
cumulative effect
of change in
accounting
principle          158,950       140,990      104,867      73,662       53,502
Income taxes       60,043        54,445       40,174       27,939       20,686
Income before
cumulative effect
of change in
accounting
principle          98,907        86,545       64,693       45,723       32,816
Cumulative effect
of change in
accounting
principle          -             -            234          -            -
Net income         98,907        86,545       64,927       45,723       32,816
Net income per
share              .57           .49          .37          .26          .19
Dividends per
share              .25           .19          .14          .10          .06
Market value per
share              13.25         8.67         12.75        7.44          6.31
SELECTED BALANCES AT YEAR END
Total assets       $1,634,918    $1,036,403   $797,090     $593,703     $498,437
Finance receivables
(gross)            1,441,286     1,272,430    1,004,517    747,573      618,455
Finance receivables
(Net of unearned
charges)           1,196,737     1,039,867    820,287      618,648      514,586
Allowance for
finance credit
losses             44,566        22,488       18,344       13,198       11,334
Nonrefundable
dealer reserves    63,761        66,477       57,241       38,262       28,226
Senior debt,
commercial paper
and other notes    489,990       449,945      260,260      200,000      169,135
Senior debt, term
notes              438,750       265,375      266,000      175,500      143,000
Subordinated debt  29,500        35,500       35,000       41,000       51,000
Shareholders'
equity             284,265       227,514      193,527      144,920      105,089
SELECTED RATIOS
Net income average
assets             8.12%         9.71%        9.12%        8.36%         7.24%
Net income to
average share-
holders' equity    38.63         40.23        38.95        37.62         36.91
Earnings to fixed
charges            3.71          4.48         4.10         3.44          2.82
Shareholders'
equity to assets   17.39         21.95        24.28        24.41         21.08

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)
The following discussion is intended to assist readers in their analysis of the accompanying consolidated financial statements and notes that are presented elsewhere in this Annual Report of Mercury Finance Company.
FINANCIAL CONDITION
ASSETS AND FINANCE RECEIVABLES
Total assets of Mercury increased 58% to $1.6 billion at December 31, 1995. This follows an increase of 30% during 1994. Finance receivables increased 16% to $1.2 billion at December
31, 1995 which compared to an increase of 27% during 1994. $416 million of the increase in assets was attributable to Lyndon Insurance Companies, which Mercury acquired in October
1995. The remaining increases in assets and finance receivables are primarily attributable to the production of receivables from the increased number of offices operated by Mercury, the Midland acquisition and increased volume in existing offices. The Mercury offices in Florida, Texas and Illinois accounted for approximately 50% of all finance receivables in the 28 states where Mercury offices are located. The total number of offices was 276 at December 31, 1995, 247 at December 31, 1994 and 218 at December 31, 1993. The following tables summarize the composition of finance receivables at December 31:

Text                          1995        1994         1993
Sales finance receivables     $1,256,977  $1,136,958   $905,223
Direct finance receivables    184,309     135,472      99,294
Total gross finance
 receivables                  1,441,286   1,272,430    1,004,517
Less:  Unearned finance
 charges                      231,791     222,284      174,440
Unearned commissions,
 insurance premiums and
 insurance claim reserves     12,758      10,279       9,790
Finance receivables           $1,196,737  $1,039,867   $820,287

Gross Finance Receivables By Year of Office Openings
                                1995        1994         1993
Offices open at 12/31/93        $1,265,615  $1,190,723   $1,004,517
1994 office openings            92,525      41,060       0
1995 office openings            32,946      0            0
1994 Acquisition of Midland     50,200      40,647       0
Total gross finance receivables $1,441,286  $1,272,430   $1,004,517

ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES
Mercury maintains an allowance for losses at a level which, in the opinion of management, provides adequately for current and possible future losses in the finance receivables portfolio.
Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses. A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three years ended December 31:

                             1995        1994         1993
Balance at beginning of year $22,488     $18,344      $13,198
Allowance acquired           0           1,052        2,456
Provision charged to expense 30,841      7,376        6,392
Finance receivables
 charged-off                 (12,846)    (6,467)      (4,882)
Recoveries                   4,083       2,183        1,180
Balance at  year end         $44,566     $22,488      $18,344
Allowance as a percent of
 finance
 receivables outstanding     3.72%       2.16%        2.24%

The increase in the provision and allowance for finance credit losses in 1995 and 1994 is attributable to the increase in finance receivables outstanding and the increase in net charge-offs, including amounts related to insurance add-on products.
Mercury purchases a majority of its sales finance contracts from dealers at a discount. A significant portion of the discount represents anticipated credit losses and, based upon projected loss experience, is allocated to nonrefundable dealer reserves. Mercury negotiates the amount of the discount with the dealers based upon various criteria, one of which is the credit risk associated with
the sales finance contracts being purchased.   The following table
sets forth a reconciliation of the changes in nonrefundable dealer reserves for the years ended December 31:

                             1995       1994         1993
Balance at beginning of year $66,477    $57,241      $38,262
Discounts acquired on
 new volume                  100,359    84,252       71,400
Losses absorbed              (96,117)   (70,419)     (50,281)
Other                        (6,958)    (4,597)      (2,140)
Balance at end of year       63,761     66,477       57,241

DEBT
The primary source for funding Mercury's finance receivables comes from debt issued by Mercury. At December 31, 1995, Mercury had total debt of $958.2 million, which compares to $750.8 million and $561.3 million at December 31, 1994 and 1993, respectively. During 1995 Mercury issued $200.0 million in senior term notes at an average rate of 7.2%. The following table represents Mercury's debt instruments and the corresponding rates on the debt at the end of the periods indicated:

             Dec. 31, 1995      Dec. 31,1994      Dec. 31, 1993
Text         Balance     Rate   Balance    Rate   Balance     Rate
Senior Debt:
 Commercial
 paper       $489,990    6.0%   $449,945    6.4%   $260,260   3.5%
Term notes   438,750     7.2    265,375     7.1    266,000    7.2
Subordinated
 debt        29,500      10.2   35,000      10.2   35,000     10.2
Total        $958,240    6.6%   $750,820    6.8%   $561,260   5.7%

The interest rates in the preceding table do not include certain costs related to the placement of debt associated with debt assumed in the acquisition of Gulfco, fees associated with the revolving credit facility and interest associated with interest exchange agreements which are amortized to interest expense. The effect of such costs which are included in interest expense in the consolidated financial statements increases the effective interest rate by approximately 20 basis points in 1995 and 30 basis points in both 1994 and 1993.

SHAREHOLDERS' EQUITY
The other primary source for funding the growth in finance receivables comes from the retention of earnings by Mercury. Total shareholders' equity at December 31, 1995 was $284.3 million which compares with $227.5 million at December 31, 1994. During the year Mercury had net income of $98.9 million, paid dividends of $42.8 million and purchased back 1.1 million shares costing $14.0 million. At December 31, 1995, Mercury's shareholders' equity as a percent of total assets was 17.39% which compares with 21.95% at December 31, 1994. The decrease in the percentage of shareholders' equity to total assets resulted from the purchase of the assets of the Lyndon Insurance Companies.
RESULTS OF OPERATIONS

NET INCOME
For the year ended December 31, 1995, Mercury had net income of $98.9 million, which represents an increase of 14% from the $86.5 million earned in 1994. The increase in net income is primarily attributable to income derived from increased finance receivables outstanding caused by additional offices opened during 1994 and 1995 and increased volume in existing offices.

INTEREST INCOME AND INTEREST EXPENSE
The largest single component of net income is net interest income which is the difference between interest income and interest expense. For the year ended December 31, 1995, net interest income was $213.1 million, which compares with $172.2 million and $132.1 million in 1994 and 1993, respectively. The primary factor attributable to the growth in net interest income is the volume increase in finance receivables outstanding. Also impacting growth in interest income was the investment portfolio of the Lyndon Insurance Companies, acquired in October 1995.
For the year ended December 31, 1995, Mercury's net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 17.64%. This compares with a net interest margin of 18.55% and 17.73% in 1994 and 1993, respectively. The change in the net interest margin is primarily attributable to interest rate changes on interest earning assets and interest bearing liabilities. The changes in interest rates are reflective of general interest rate trends in the U.S. economy. In addition, the investment portfolio of Lyndon (which yields approximately 7% vs. approximately 23% for the finance receivable portfolio), contributed to the reduction in the margin percentage in 1995 from 1994.
The following table summarizes net interest income and the net interest margin for the three years ended December 31:

                             1995          1994         1993
Average interest earning
  assets                     $1,208,235    $928,060     $745,164
Average interest bearing
  liabilities                816,182       612,700      494,590
Net                          $392,053      $315,360     $250,574
Interest income              $270,416      $211,565     $165,054
Interest expense             57,303        39,375       32,933
Net interest income          $213,113      $172,190     $132,121
Rate earned                  22.38%        22.80%       22.15%
Rate paid                    7.02          6.43         6.65
Net                          15.36%        16.37%       15.50%
Net interest margin          17.64%        18.55%       17.73%

OTHER INCOME
In addition to finance charges and interest, Mercury derives commission income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of Mercury. Other credit-related sources of revenue are derived from the sale of other products and services.
Lyndon earns insurance premiums on business it has underwritten through outside distributors, business in a run-off mode from subsidiaries of its prior owner, and going forward, through Mercury's branch offices. Insurance premiums are also earned by Mercury's other insurance subsidiaries as a reinsurers of credit life and accident and health policies issued through Mercury branch offices.
For the year ended December 31, 1995, Mercury experienced increases primarily in its insurance commissions and insurance premiums.
This is primarily attributable to the fourth quarter acquisition of Lyndon as well as to additional loan volume, increased commission rates, income from Gulfco and the increased number of borrowers obtaining these types of products. Excluding Lyndon, 1995 other income would have been 28% higher than in 1994.The following table summarizes the amounts earned from these products for the three years ended December 31:

                              1995        1994         1993
Insurance commissions         $32,187     $20,507      $12,318
Insurance premiums            35,076      9,056        8,648
Vehicle protection club
 memberships                  3,992       3,929        3,478
Fees and other                6,656       7,415        4,898
Total                         $77,911     $40,907      $29,342
Other income as a % of
 average interest earning
 assets                       6.45%       4.41%        3.94%

OTHER EXPENSES
In addition to interest expense and the provision for finance credit losses, Mercury incurs other operating expenses in the conduct of its business. During 1995 other operating expenses increased 56% over 1994, which in turn had increased 30% over 1993. Excluding Lyndon, other expenses increased 26% over the 1994 amount. During the same period, total assets of Mercury have increased 58% and 30%. During 1994 additional legal fees and settlement costs were incurred associated with a judgement which was rendered against one of Mercury's subsidiaries in Alabama. The following table summarizes the components of other expenses for the three years ended December 31:

                              1995       1994         1993
Salaries and employee
 benefits                     $48,590    $36,852      $29,058
Incurred insurance claims
 expense
 and other underwriting
 expense                      21,073     2,722        3,338
Other operating expenses      31,570     25,157       17,808
Total                         $101,233   $64,731      $50,204
Operating expenses as a % of
 average interest earning
 assets                       8.38%      6.97%        6.74%

INCOME TAXES

Income taxes increased 10% to $60.0 million when compared with $54.4 million and $40.2 million in 1994 and 1993, respectively.
The increase in income taxes is primarily attributable to a higher level of pretax earnings including Lyndon during the fourth quarter of 1995. The effective tax rates on income before income taxes were 37.8%, 38.6% and 38.3% in 1995, 1994 and 1993, respectively.
CREDIT LOSSES AND DELINQUENCIES
Direct finance receivables on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance receivables which are contractually delinquent 150 days are charged off monthly before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize an extension if collection appears imminent during the next calendar month.
The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                  1995         1994         1993
Loss provision charged to income  $30,841      $7,376       $6,392
Charge-offs net of recoveries     8,763        4,284        3,702
Net charge-offs against
 nonrefundable dealer reserves    96,117       70,419       50,281
Allowance for finance credit
 losses at end of period          44,566       22,488       18,344
Dealer reserves at end of period  63,761       66,477       57,241

RATIOS

                                  1995         1994         1993
Net charge-offs against allowance
 to average finance receivables   .77%         .47%         .49%
Net charge-offs against
 nonrefundable dealer reserves to
 average finance receivables      8.47%        7.69%        6.84%
Allowance for finance credit
 losses at end of period          3.72%        2.16%        2.24%
Dealer reserves to net sales
 finance receivables at end of
 period                           6.13%        7.11%        7.65%

The increase in net charge-offs is attributable to changes in the mix of the finance receivables portfolio during 1994 and 1995, the decline in economic conditions of consumer borrowers which is reflective of general trends in the economy and charge offs resulting from certain insurance add-on products which were not collected from borrowers.

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts, at December 31 (dollars in thousands):

60 Days and Over Delinquencies  1995        1994         1993
Sales finance receivables       $13,965     $7,492       $5,366
Direct finance receivables      2,782       2,709        3,099
Total                           $16,747     $10,201      $8,465
Outstanding
Sales finance receivables       $1,256,977  $1,136,958   $905,223
Direct finance receivables      184,309     135,472      99,294
Total                           $1,441,286  $1,272,430   $1,004,517
Delinquency as a % of
Receivables Outstanding
Sales finance receivables       1.11%       .66%         .59%
Direct finance receivables      1.51%       2.00%        3.12%
Total                           1.16%       .80%         .84%

LIQUIDITY AND FINANCIAL RESOURCES
Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in Mercury's operations. Mercury endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short-term commercial paper, and
(c) direct borrowings available from commercial banks and insurance companies, consisting of short-term lines of credit and long-term senior and subordinated notes. Most of the assets of Mercury are at fixed rates, and have an average initial maturity of approximately 24 months. Of Mercury's total debt, 49% has an original maturity of greater than one year at a fixed rate of interest.

ACCOUNTING CHANGES
In December 1986, the Financial Accounting Standards Board issued FASB Statement No. 91 which relates to the accounting for nonrefundable fees and cost associated with originating or acquiring loans. The statement requires that loan origination and commitment fees and certain direct loan origination costs be deferred and amortized as an adjustment to the related loan's yield. Mercury has not adopted the provisions of this statement because adoption would not have a material effect on Mercury's reported results of operation or financial condition.
Effective January 1, 1993 Mercury adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to adoption of FASB 109 Mercury accounted for income taxes under APB 11.
The Financial Accounting Standards Board has issued FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Statement 121 will be effective for financial statements for the fiscal years beginning after December 15, 1995. Statement 121 requires entities to perform separate calculations for long-lived assets to determine whether recognition of an impairment loss is required and, if so, to measure that impairment. Management believes that the impact of the adoption of this statement will not have any impact on the financial position of Mercury.
The Financial Accounting Standards Board has issued FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 allows companies to retain the current approach for recognizing stock-based expense in the financial statements; however, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee stock options. Companies that do not elect the new fair value based method will be required to provide expanded disclosures in the footnotes. Statement 123 is effective for fiscal years beginning after December 15, 1995. At this time management expects to comply with the disclosure alternative provide by Statement 123.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT
THE BOARD OF DIRECTORS AND SHAREHOLDERS
MERCURY FINANCE COMPANY
We have audited the accompanying consolidated balance sheets of Mercury Finance Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of Mercury Finance Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Finance Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.
/s/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
February 12, 1996, except as to notes 1, 4, 7, 12, 14, 15, 16 and 17, which are dated as of October 23, 1996.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                              December 31,
Text                                          1995        1994
ASSETS
Cash                                          $22,967     $19,980
Investments available-for-sale at fair value  229,418     -
Investments to be held-to-maturity
(fair value of $12,209 and $13,942)           12,625      14,184
Finance receivables                           1,196,737   1,039,867
Less allowance for finance credit losses      (44,566)    (22,488)
Less nonrefundable dealer reserves            (63,761)    (66,477)
Finance receivables, net                      1,088,410   950,902
Deferred income taxes                         22,031      7,290
Premises and equipment (at cost less
accumulated depreciation of $7,247 and
$6,158)                                       7,022       3,492
Goodwill                                      15,274      15,404
Reinsurance receivable                        89,962      -
Deferred acquisition costs and present
  value of future profits                     26,171      243
Other assets (including repossessions)        121,038     24,908
TOTAL ASSETS                                  1,634,918   1,036,403
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper and notes       $489,990    $449,945

Senior debt, term notes                       438,750     265,375
Subordinated debt                             29,500      35,500
Accounts payable and other liabilities        68,931      52,635
Unearned premium and claim reserves           195,761     766
Reinsurance payable                           105,081     -
Income taxes payable                          22,640      4,668
TOTAL LIABILITIES                             1,350,653   808,889
SHAREHOLDERS' EQUITY
Common stock - $1.00 par value:
  300,000,000 shares authorized
  1995 - 176,477,520 shares outstanding
  1994 - 116,079,703 shares outstanding       176,478     116,080
Paid in capital                               39          6,384
Retained earnings                             142,916     128,157
Unrealized appreciation on available-for-
  sale securities, net of tax                 1,969       -
Treasury stock, 3,896,557 and 1,839,705
  shares at cost                              (37,137)    (23,107)
TOTAL SHAREHOLDERS' EQUITY                    284,265     227,514
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    1,634,918   1,036,403

See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)
Years ended December 31,
Text                         1995          1994         1993
INTEREST INCOME
Finance charges and loan
  fees                       $265,263      $210,891     $164,572
Investment income            5,153         674          482
Total finance charges, fees
  and investment income      270,416       211,565      165,054
Interest expense             57,303        39,375       32,933
Net interest income          213,113       172,190      132,121
Provision for finance credit
  losses                     30,841        7,376        6,392
Net interest income after
  provision for finance
  credit losses              182,272       164,814      125,729
OTHER INCOME
Insurance commissions        32,187        20,507       12,318
Insurance premiums           35,076        9,056        8,648
Fees and other               10,648        11,344       8,376
Total other income           77,911        40,907       29,342
OTHER EXPENSES
Salaries and employee
  benefits                   48,590        36,852       29,058
Occupancy expense            4,880         3,730        3,216
Equipment expense            2,041         1,665        1,244
Data processing expense      3,071         2,551        1,984
Incurred insurance claims
  and other underwriting
  expense                    21,073        2,722        3,338
Other operating expenses     21,578        17,211       11,364
Total other expenses         101,233       64,731       50,204
Income before income taxes
  and cumulative effect of
  change in accounting
  principle                  158,950       140,990      104,867
Applicable income taxes      60,043        54,445       40,174
Income before cumulative
  effect of change in
  accounting principle       98,907        86,545       64,693
Cumulative effect of change
  in accounting principle    -             -            234
NET INCOME                   98,907        86,545       64,927
NET INCOME PER SHARE         $ .57         $ .49        $ .37

See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands except per share amounts)
                    Common      Paid in     Retained   Unrealized   Treasury
                    Stock       Capital     Earnings   Appreciation Stock        Total
Balance at January
  1, 1993           $86,125     $5,274      $53,692    $0          ($171)       $144,920
1993 net income                             64,927
  64,927
Stock options
  exercised         703         6,328       7,031
Cash dividends
  ($.14 per share)                          (23,351)                            (23,351)
Transfer to Paid
  in Capital                    20,075      (20,075)
  -
Two for one stock
  split             28,821      (28,821)
  -
Balance at December
  31, 1993          115,649     2,856       75,193     0            (171)       193,527
1994 net income                             86,545                              86,545
Stock options
  exercised         431         3,528                                           3,959
Cash dividends
  ($.19) per share                          (33,581)                            (33,581)
Treasury stock
  acquired                                                         (22,936)    (22,936)
Balance at December
  31, 1994          116,080     6,384       128,157    0           (23,107)     227,514
1995 net income                             98,907                              98,907
Stock options
  exercised         1,573       11,181                                          12,754
Cash dividends
  ($.25) per share                          (42,849)                            (42,849)
Transfer to Paid
  in Capital                    41,299      (41,299)                            -
Three for two
  stock split       58,825      (58,825)                                        -
Unrealized
  appreciation on
  available-for-
  sale securities
  net of tax                                           1,969                    1,969
Treasury stock
  acquired                                                         (14,030)     (14,030)
BALANCE AT
DECEMBER 31,
1995                $176,478    $39         $142,916   $1,969      ($37,137)    $284,265

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)       Years ended December 31,
Text                                   1995     1994     1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $98,907  $86,545  $64,927
Adjustments to reconcile net income to
  cash provided by operating activities:
  Provision for finance credit losses  30,841   7,376    6,392
Net finance receivables charged off
   against allowance for finance credit
   losses                              (8,763)  (4,284)  (3,702)
Provision for deferred income taxes    (9,911)  (1,779)  (1,305)
Depreciation                           1,153    902      673
Amortization of goodwill and purchase
   accounting adjustments              3,208    596      385
Gain on sale of investment securities  (19)     (24)     (28)
Net (increase) decrease in
   reinsurance receivable              (37,476) -        -
Net (increase) decrease in deferred
   acquisition costs and present value
   of future profits                   (5,208)  (220)    (23)
Net (increase) decrease in other
   assets                              (48,191) (13,008) (1,166)
Net increase (decrease) in
   reinsurance payable                 (14,116) -        -
Net increase (decrease) in
   unearned premium and claim reserves 10,970   10       (157)
Net increase (decrease) in other
   liabilities                         18,392   14,919   6,402
Net increase (decrease)in
   nonrefundable dealer
   reserves                            (2,716)  5,727    18,979
 Net cash provided by operating
   activities                          37,071   96,760   91,377
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on finance
   receivables                         835,580  694,792  572,992
Finance receivables originated or
   acquired                           (992,450)(887,902)(724,104)
  Purchases of investment securities   (24,010) (7,896)  (3,646)
Proceeds from sales of investment
   securities                          55,694   3,938    2,165
Proceeds from maturities of
   investment securities               3,413    331      2,320
Purchase of premises and equipment    (4,683)  (1,456)  (1,032)
Assets acquired                       (393,318)(26,014) (55,504)
Liabilities assumed                    310,519  16,866   43,746
Net assets acquired                    (82,799) (9,148)  (11,758)
Purchase price less than (in excess
   of) fair value of net assets
   acquired                            10,299   (5,905) (10,498)
Net cash used in investing
    activities                        (198,956)(213,246)(173,561)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in senior
   debt, commercial paper              40,045   184,485  55,289
Senior debt, term notes retired        (26,625) (35,125) (79,500)
Subordinated debt retired              (6,000)  (2,320)  (6,000)
Senior debt, term notes issued         200,000  30,000   135,000
Stock options exercised                12,754   3,959    7,031
Dividends paid                         (42,849) (33,581) (23,351)
Treasury stock acquired                (14,030) (22,936) -
Net cash provided by financing
    activities                         163,295  124,482  88,469
Net increase (decrease) in cash
    and cash equivalents               1,410    7,996    6,285
CASH AT BEGINNING OF YEAR              19,980   11,621   4,820
CASH ACQUIRED                          1,577    363      516
CASH AT END OF YEAR                    $22,967  $19,980  $11,621
Supplemental Disclosures
   Income taxes paid to federal and
   state governments                   $51,967  $53,262  $39,160
Interest Paid to Creditors             $57,797  $39,502  $33,038

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993 (Dollars in thousands except per share amounts)
1) Organization and Affiliations

Mercury Finance Company ("Mercury"), through its predecessor companies, commenced operations in February 1984 and through December 31, 1995 established consumer finance subsidiaries in 28 states, doing business in 276 offices under the Mercury Finance Company, MFC Finance Company, MERC Finance Company, Gulfco Finance Company and Midland Finance Co. names. On April 1, 1993 Mercury acquired all the shares of Gulfco Investment Inc. for $22.3 million in cash. Gulfco Investment Inc. was the parent company which owned all of the stock of Gulfco Finance Company and Gulfco Life Insurance Company. Gulfco Finance Company conducted its consumer finance business through a branch network of 62 offices located in Louisiana, Mississippi and Texas.

On September 30, 1994 Mercury acquired all the shares of Midland Finance Co. for $15.1 million in cash and the assumption of its net liabilities. Midland Finance Co. conducted its consumer finance business through a central office in Chicago, Illinois. The acquisitions were accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated statements of income and statements of cash flow since the dates of acquisition. The excess of cost over fair value of net assets acquired (goodwill) relating to the acquisitions is being amortized over twenty years on the straight line method.

On October 20, 1995 Mercury acquired all the shares of ITT Lyndon Property and ITT Lyndon Life Insurance Company for $72.5 million in cash and the assumption of their net liabilities.
ITT Lyndon Property and ITT Lyndon Life Insurance Company conducted their business through a central office in St. Louis, Missouri. Following the acquisition, the names of the companies were changed to Lyndon Property and Lyndon Life Insurance Companies "Lyndon". The acquisition was accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated statements of income and statements of cash flow since the date of acquisition. The excess of fair value over cost of net assets acquired (negative goodwill of $10,299) relating to the acquisition was offset against the present value of future profits of acquired insurance in force. The balance of the present value of future profits was $16.6 million at December 31, 1995 and is being amortized over an approximate three year period.

The following table presents unaudited, proforma financial results for the years ended December 31, 1995 and 1994, as though Lyndon had been acquired on January 1, 1994. These proforma results have been prepared for comparative purposes only and are not indicative of the results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The business which was acquired by Mercury was substantially different than the business Lyndon had been conducting prior to the acquisition. Lyndon is no longer underwriting certain business it previously conducted with current and prior subsidiaries of ITT Corporation.

Text                                       1995            1994
Net interest income & other income         $406,004        $318,824
Net income                                 117,150         121,979
Net income per share                       $ .67           $ .70

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accounting and reporting policies of Mercury conform to generally accepted accounting principles and to the general practice within the finance and insurance industries. The consolidated financial statements include the accounts of the consumer finance subsidiaries, Mercury Life Insurance Company ("Mercury Life"), Gulfco Investment Inc. ("Gulfco"),
Midland Finance Co. ("Midland"), Gulfco Life Insurance Company ("Gulfco Life") and Lyndon Property and Lyndon Life Insurance Companies ("Lyndon"). In addition certain data from prior years has been reclassified to conform to the 1995 presentation.

REVENUE RECOGNITION
CONSUMER FINANCE SUBSIDIARIES
Finance charges on precomputed loans and sales finance contracts are credited to unearned finance charges at the time the loans and sales finance contracts are made or acquired. Interest income is calculated using the interest method.
If a precompute account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, the accrual of income is suspended until one or more full contractual monthly payments are received. Interest on interest bearing loans and sales finance contracts is calculated on a 360-day year basis and recorded on the accrual basis; accrual is suspended during the time an account is 60 or more days contractually delinquent. Late charges and deferment charges on all contracts are taken into income as collected. Extension fees are taken into income on the same basis as finance charges.

Fees and other income are derived from the sale of other products and services.

INSURANCE OPERATIONS
In conjunction with their lending practices, the consumer finance subsidiaries, as agents for Gulfco Life, Lyndon and unaffiliated insurers, offer credit life, accident and health and property insurance to borrowers who obtain finance receivables directly from the consumer finance subsidiaries, and to borrowers under sales finance contracts and financing contracts purchased from merchants and automobile dealers. Commissions on credit life insurance and credit accident and health insurance from unaffiliated insurers are earned by Mercury over the average terms of the related policies on the sum-of-the months digits method.

Lyndon is engaged in the business of direct writing of credit life, accident and health and various other credit related insurance policies for customers of Mercury and other companies. Lyndon Life is licensed in forty-eight (48) states and Lyndon Property is licensed in forty-seven (47) states. Mercury Life and Gulfco Life are engaged primarily in the business of reinsuring and direct writing, respectively, of credit life and accident and health insurance policies issued to borrowers of finance receivables and sales finance contracts originated by Mercury. The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance payable in the event of death or disability of the debtor. Premiums are earned over the life of the contracts principally using pro-rata and sum-of-the months digits methods or in relation to anticipated benefits to the policy holders.

Mercury Life, Gulfco Life and Lyndon have established policy liabilities and claim reserves. The claim reserves are based upon accumulated estimates of claims reported, plus estimates of incurred but unreported claims.

ALLOWANCE FOR FINANCE CREDIT LOSSES
Mercury maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current and possible future losses that may develop in the present receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses (losses on sales finance contracts are primarily charged off against nonrefundable dealer reserves). A provision for losses is charged to earnings in an amount sufficient to maintain the allowance.

Direct installment loans on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance accounts which are contractually delinquent 150 days are charged off monthly before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize an extension if collection appears imminent during the next calendar month.

INVESTMENTS
Mercury accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (Statement 115). Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, and all investments in debt securities. Mercury classifies its debt securities into one or more of three categories specified by Statement 115: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of Mercury's overall asset and liability strategy. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. Mercury has no securities designated as trading. Held-to-maturity securities are recorded at cost adjusted for amortization of premium and accretion of discount to the earlier of the call date or maturity date using the level yield method.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related income tax effect, are excluded from income and reported as a separate component of shareholders' equity. If a decrease in the market value of a security is expected to be other than temporary, the security is written down to its fair value through a charge to income. Realized gains and losses on the sale of investment securities are recorded using the specific identification method.

PREMISES AND EQUIPMENT
Premises and equipment are carried at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives.

NONREFUNDABLE DEALER RESERVES
Mercury purchases a majority of its sales finance contracts from dealers at a discount. A significant portion of this discount represents anticipated credit losses and, based upon projected loss experience, is allocated to nonrefundable dealer reserves. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased.

REINSURANCE ACTIVITIES
The balance sheet includes approximately $90 million and $105 million of reinsurance receivable and reinsurance payable, respectively. These amounts relate to certain reinsurance agreements entered into by Lyndon Insurance Companies' former reinsurance operations (prior to acquisition by Mercury). The business assumed by Lyndon under these agreements has been retroceded to third parties under similar terms as the original agreements, resulting in offsetting receivable and payable amounts (the difference represents cash received by Lyndon). Prior to the acquisition of Lyndon by Mercury, Lyndon's reinsurance operations were ceded to third party reinsurers. The majority of these reinsurance agreements are expected to be either terminated or novated to the third parties during 1996 as part of the sale agreement and the corresponding assets and liabilities will be removed from Mercury's financial statements.

In the normal course of business, the insurance companies assume and cede reinsurance on both a pro rata and excess basis. Reinsurance provides greater diversification of business and limits the maximum net loss potential arising from large claims. Although the ceding of reinsurance does not discharge an insurer from its primary legal liability to a policy holder, the reinsuring company assumes the related liability. Lyndon monitors the financial condition of its reinsurers on a periodic basis.

DEFERRED ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS Policy acquisition costs, representing commissions, premium taxes and certain other underwriting expenses, are deferred and amortized over policy terms. Estimates of future revenues, including investment income and tax benefits, are compared to estimates of future costs, including amortization of policy acquisition costs, to determine if business currently in force is expected to result in a net loss. No revenue deficiencies have been determined in the periods presented. The present value of future profits represents the portion of the purchase price of Lyndon allocated to the future profits attributable to the insurance in force at the date of acquisition. The present value of future profits is amortized in relationship to the expected emergence of such future profits and is discounted at rates between 12-15%.

INTEREST EXCHANGE AGREEMENTS
The interest differential to be paid or received on interest exchange agreements is accrued monthly and is recognized over the life of the agreement.

INCOME TAXES
The consumer finance subsidiaries are members of Mercury's consolidated Federal income tax group. The consumer finance subsidiaries file individual state income tax returns.
Lyndon Insurance Companies, Mercury Life and Gulfco Life file their own tax returns and are not part of Mercury's consolidated tax group for Federal and state income tax purposes.

Effective January 1, 1993 Mercury adopted the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounts which are subject to such estimation techniques most significantly include the allowance for finance credit losses and insurance claim reserves. Actual results could differ from these estimates.

3) INVESTMENTS
The amortized cost, gross unrealized gains and losses and approximate fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 1995 and 1994 were as follows:

                                  December 31, 1995
                        Amortized Cost   Gross Unrealized   Gross Unrealized     Approximate
                                         Gains              Losses               Fair Value
AVAILABLE-FOR-SALE:
  U.S. Treasury securities
   and obligations of
   U.S. Government
   agencies and
   corporations         $10,802          $75                $3                   $10,874
  Obligations
   of States
   and political
   subdivisions         50,864           853                142                  51,575
  Corporate             139,786          2,246              1                    142,031
  Mortgage backed
   securities           14,238           37                 18                   14,257
  Other securities      10,681           0                  0                    10,681
  Total available-
   for-sale             226,371          3,211              164                  229,418


HELD-TO-MATURITY:
  U.S. Treasury
   securities and
   obligations of
   U.S. Government
   agencies and
   corporations         1,950            27                 3                    1,974
  Obligations of
   States and
   political sub-
   divisions            2,994            77                 1                    3,070
  Corporate             1,046            70                 0                    1,116
  Other securities      6,320            0                  0                    6,320
  Equity securities     315              121                7                    429
  Total held-to-
   maturity             12,625           295                11                   12,909
  TOTAL                 $238,996         $3,506             $175                 $242,327

                                  December 31, 1994
                     Amortized Cost      Gross Unrealized   Gross Unrealized   Approximate
                                         Gains              Losses             Fair Value
HELD-TO-MATURITY:
  U.S. Treasury
   securities and
   obligations of
   U.S. Government
   agencies and
   corporations      $1,424              $5                  $87               $1,342
  Obligations of
   States and
   political
   subdivisions      1,912               0                   120               1,792
  Corporate          1,096               2                   45                1,053
  Other securities   9,311               0                   43                9,268
  Equity securities  441                 55                  9                 487
  Total held-to-
   maturity          $14,184             $62                 $304              $13,942

Other securities include mutual fund and money market investments. Proceeds from the sale of investment securities, gross realized gains and losses were as follows during the years ended December 31, 1995, 1994, and 1993:

                           1995       1994       1993
Proceed from sales         $55,694    $3,938     $2,165
Gains                      73         42         31
Losses                     54         18         4

Maturities of investment securities were as follows at December 31, 1995. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are excluded from the table.

                           Amortized Cost   Approximate Fair
                                            Value
AVAILABLE-FOR-SALE:
  Due in one year or less  $81,977          $81,785
  Due after one thru
   five years              61,091           62,177
  Due after five thru ten
   years                   51,411           52,806
  Due after ten years      31,892           32,650
  TOTAL AVAILABLE-FOR-SALE
   SECURITIES              226,371          229,418
HELD-TO-MATURITY:
  Due in one year or less  $6,496           $6,496
  Due after one thru five
   years                   2,807            2,833
  Due after five thru ten
   years                   2,144            2,246
  Due after ten years      863              905
  TOTAL HELD-TO-MATURITY
  DEBT SECURITIES          12,310           12,480
 TOTAL                     $238,681         $241,898

To comply with state regulatory requirements, the company has securities totaling $9,685 and $110 pledged to meet depository requirements of various state insurance departments at December 31, 1995 and 1994, respectively.
4) FINANCE RECEIVABLES
Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 36 months with maximum terms of 48 months. Loans outstanding at December 31, 1995 and 1994, were as follows:

Text                            1995            1994
DIRECT FINANCE RECEIVABLES
 Interest bearing               $72,046         $34,191
 Precompute                     112,263         101,281

 Total direct finance
  receivables                   184,309         135,472

SALES FINANCE RECEIVABLES       1,256,977       1,136,958
Total gross finance receivables 1,441,286       1,272,430
Less: Unearned finance charges  231,791         222,284
      Unearned commissions,
       insurance premiums
       and insurance claim
       reserves                 12,758           10,279

Finance receivables             $1,196,737      $1,039,867

Included in finance receivables at December 31, 1995 and 1994 were $16,747 and $10,201, respectively, of receivables for which interest accrual had been suspended. Repossessed assets totaled $10,621 and $8,258 at December 31, 1995 and 1994, respectively.
Contractual maturities of the finance receivables by year are not readily available at December 31, 1995 and 1994, but experience has shown that such information is not significant in that receivables may be renewed, converted, or paid in full prior to actual maturity.

Principal cash collections (excluding finance charges earned) for the years ended December 31, 1995 and 1994, were as follows:

Text                                    1995            1994
DIRECT FINANCE RECEIVABLES
Principal cash collections              $105,901        $70,892
Percent of average net balances         85.56 %         82.09%
SALES FINANCE RECEIVABLES
Principal cash collections              $729,679        $623,990
Percent of average net balances         72.19%          72.60%

A summary of the activity in the allowance for finance credit losses for the years ended
December 31, was as follows:

Text                                  1995       1994       1993
Balance at beginning of year          $22,488    $18,344    $13,198
Allowance acquired                    -          1,052      2,456
Provision for finance credit losses   30,841     7,376      6,392
Finance receivables charged off       (12,846)   (6,467)    (4,882)
Recoveries                            4,083      2,183      1,180
Balance at end of year                $44,566    $22,488    $18,344

A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows:

                                   1995        1994        1993
Balance at beginning of year       $66,477     $57,241     $38,362
Discounts acquired on new volume   100,359     84,252      71,400
Losses absorbed                    (96,117)    (70,419)    (50,281)
Other                              (6,958)     (4,597)     (2,140)
Balance at end of year             $63,761     $66,477     $57,241

5) SENIOR AND SUBORDINATED DEBT, LINES OF CREDIT AND COMMITMENT
 FEES

Senior and Subordinated debt at December 31, 1995 and 1994, consisted of the following:

Text                                     1995        1994
SENIOR DEBT, COMMERCIAL PAPER AND NOTES  $489,990    $449,945
SENIOR DEBT, TERM NOTES
Due 1995 - interest rate 9.02%           $0          $10,000
Due 1995 - interest rate 5.88%           0           15,000
Due 1995 - interest rate 7.13%           0           125
Due 1996 - interest rate 9.00%           25,000      25,000
Due 1996 - interest rate 6.41%           15,000      15,000
Due 1996 - interest rate 7.13%           125         125
Due 1997 - interest rate 7.67%           15,000      15,000
Due 1997 - interest rate 8.15%           17,500      17,500
Due 1997 - interest rate 6.29%           24,000      24,000
Due 1997 - interest rate 7.13%           125         125
Due 1997 - interest rate 6.86%           0           1,500
Due 1997 - interest rate 6.41%           40,000      0
Due 1998 - interest rate 6.70%           35,000      35,000
Due 1998 - interest rate 6.16%           76,000      76,000
Due 1998 - interest rate 8.62%           20,000      20,000
Due 1998 - interest rate 8.50%           10,000      10,000
Due 1998 - interest rate 7.13%           1,000       1,000

Due 1998 - interest rate 7.16%           25,000      0
Due 1999 - interest rate 7.33%           30,000      0
Due 2000 - interest rate 7.42%           58,000      0
Due 2001 - interest rate 7.50%           30,000      0
Due 2002 - interest rate 7.59%           17,000      0
TOTAL SENIOR DEBT, TERM NOTES            $438,750    $265,375

                                         1995       1994
SUBORDINATED DEBT
Due 1995 - interest rate 9.76%           $0         $4,000
Due 1995 - interest rate 10.86%.         0          1,500
Due 1996 - interest rate 9.76%           4,000      4,000
Due 1996 - interest rate 10.86%          3,000      3,000
Due 1997 - interest rate 9.76%           12,000     12,000
Due 1997 - interest rate 10.86%.         3,000      3,000
Due 1998 - interest rate 10.86%.         7,500      7,500
Due 1998 - interest rate 7.38%           0          500
TOTAL SUBORDINATED DEBT                  $29,500    $ 35,500

The following table sets forth information with respect to maturities of senior and subordinated debt at December 31, 1995.

          Senior debt
          commercial      Senior debt     Subordinated
Text      Paper & Notes   Term Notes      Debt         Total
1996      $489,990        $40,125         $7,000       $537,115
1997      0               96,625          15,000       111,625
1998      0               167,000         7,500        174,500
1999      0               30,000          0            30,000
2000      0               58,000          0            58,000
2001      0               30,000          0            30,000
2002      0               17,000          0            17,000
TOTAL     $489,990        $438,750        $29,500      $958,240

Credit facilities extended by banks and related commitment fees at December 31, 1995 and 1994, were as follows:

Text                            1995          1994
Unused bank lines               $0            $  20,000
Revolving credit facilities     500,000       400,000
Total lines of credit           $500,000      $420,000
Commitment fees (charged to
interest expense)               $884          $928

The revolving credit facilities have commitment periods through August 31, 1998 and are subject to annual extension for additional one year periods at the request of Mercury with the consent of each of the banks in the facility. Currently the facilities carry a weighted average annual commitment fee of 17 basis points of the total amount. Outstanding borrowings bear interest at floating rates, at Mercury's option, either equal to the reference bank's prime rate, or 1/2 of 1% above LIBOR rate.

6) INTEREST EXCHANGE AGREEMENTS
In the past Mercury had entered into interest exchange agreements ranging in maturity from one to five years. These agreements called for Mercury to pay interest at a fixed rate and receive interest at a floating rate on notional amounts. The net (income) expense associated with these agreements, which is included in interest expense in the accompanying consolidated statements of income, was $0, $192 and $1,497 in 1995, 1994 and 1993, respectively.

At December 31, 1995 Mercury was not a party to any open interest exchange agreements.

7) DIVIDEND RESTRICTIONS

Payment of dividends by Mercury is subject to certain limitations in the various debt agreements and the revolving credit facilities. Under the most restrictive provisions of these agreements, approximately $2,176 of the retained earnings of Mercury at December 31, 1995 were available for distribution. Payment of dividends by the insurance subsidiaries to Mercury from statutory- basis retained earnings (surplus) in excess of defined limits (generally, the lesser of statutory-basis net gain from operations or 10% of prior year-end statutory-basis surplus) is subject to approval by state regulatory authorities. The amount available for payment of dividends to Mercury by its insurance subsidiaries without regulatory approval, totaled $6,135 at December 31, 1995.

8) COMMON STOCK
During the period since Mercury became an independent publicly traded company the following stock splits have been distributed:

Dates                               Type
December 28, 1989                   4 for 3 split
October 31, 1990                    4 for 3 split
June 10, 1991                       4 for 3 split
December 5, 1991                    4 for 3 split
June 19, 1992                       2 for 1 split
June 22, 1993                       4 for 3 split
October  31, 1995                   3 for 2 split

Earnings per share is computed by dividing net income by the total of weighted average common shares and common stock equivalents outstanding during the periods, adjusted for all stock splits. The calculated averages were as follows:

Text                    1995            1994          1993
Weighted Average:
Common Shares           175,631,175     173,864,469   172,976,916
Treasury Shares         (3,182,283)     (522,158)     (94,808)
Common Equivalents      1,660,524       1,808,034     2,567,556
Total                   174,109,416     175,150,345   175,449,664

8) STOCK OPTIONS
Under the terms of Mercury's 1989 Stock Option and Incentive Compensation Plan, 24,837,036 common shares were reserved for the future granting of options to officers, non-employee directors and other key employees. Options become exercisable in whole or in part up to two years after the date of grant at the closing price of Mercury's common stock on the date of grant. Options are forfeited upon termination of employment. Shares available for future grants totaled 891,055 and 2,044,680 at December 31, 1995 and 1994 respectively.

Activity with respect to stock options follows:
(As adjusted for all stock splits)
Text                             1995                1994
Outstanding January 1            10,183,320          6,252,314
Options granted (average price
 of $11.38 in
 1995 and $11.17 in 1994)        1,582,375           4,622,625
Forfeited                        (428,750)           (45,000)
Options exercised (average
 price of $3.12 in
 1995 and $3.74 in 1994)         (2,622,453)         (646,619)
Outstanding December 31          8,714,492           10,183,320

The average option price under the plans was $9.45 and $7.53 at December 31, 1995 and 1994 respectively.
10) CONTINGENCIES AND LEGAL MATTERS
In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including two cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred. Accordingly, no provision has been made in the consolidated financial statements for any of the pending proceedings.
At December 31, 1995, Lyndon was a party to a number of reinsurance agreements entered into by its former reinsurance operation. These agreements resulted in Lyndon assuming business on a low risk basis primarily from large and highly rated life and health insurers for the purpose of providing statutory surplus to the ceding companies.
Prior to the acquisition of Lyndon by Mercury, this business was retroceded to a joint venture of third party reinsurers under similar terms as the original agreements. All the risks of this business have been effectively transferred to the third party reinsurers. ITT Corporation has also agreed to indemnify Mercury Finance in the event any losses are incurred by Lyndon under the agreements. There was approximately $567 million of statutory surplus provided (assumed and ceded) under these agreements as of December 31, 1995. Virtually all of these reinsurance agreements are expected to be either terminated or novated during 1996 which will remove Lyndon from any potential contingent liabilities related to these agreements.
11) Pension Plan and Other Employee Benefits
Substantially all employees of Mercury are covered by a non-contributory defined benefit pension plan. Total pension expense aggregated $317, $654 and $554 in 1995, 1994 and 1993 respectively.

The following table sets forth the funded status of Mercury's qualified plan amounts recognized in the 1995, 1994 and 1993 consolidated financial statements.

Text                        1995        1994          1993
Actuarial present value of
 benefit obligation:
Accumulated benefit
 obligations, including
 vested benefits of $5,631,
 $4,407, and $4,296         $6,430      $4,973        $4,905
Projected benefit
 obligation for service
 rendered to date           $(9,763)    $(7,596)      $(8,193)
Plan assets at fair value   11,542      9,303         9,685
Plan assets in excess of
 projected benefit
 obligation.                1,779       1,707         1,492
Unrecognized net asset
 as of December 31, being
 recognized over 22 years   (442)       (830)         (337)
Unrecognized net loss (gain)(1,397)     (437)         (185)
Unrecognized prior service
 cost                       106         67             70
Prepaid pension expense     $46         $507           $1,040
Components of net pension
 expense:
Service cost-benefits
 earned during the period   $884        $964           $764
Interest cost on projected
 benefit obligation         601         567            416
Actual return on plan
 assets                     (1,743)     321            (1,809)
Net amortization and
 deferral                   575         (1,198)        1,183
Net periodic pension
 expense                    $317        $654           $554

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50%, 8.25% and 7.25% at December 31, 1995, 1994 and 1993
respectively. The rates of increase in future compensation were 5.5% - 7% at December 31, 1995, 1994 and 1993. The expected long-term rate of return on plan assets in 1995, 1994 and 1993 was 9%.

Mercury also maintains a nonqualified, unfunded pension benefit plan for certain employees whose calculated benefit payments under the qualified plan are expected to exceed the limits imposed by Federal tax law. The projected benefit obligations of the plan, and the expenses related to this plan, are not material.
Mercury has an employee stock purchase plan and a tax deferred Retirement Savings Trust (401-k) plan; employees are eligible to participate in the plans after having attained specified terms of service. Both plans cover substantially all full time employees of Mercury and provide for employee contributions and partial matching contributions by Mercury. The expenses related to these plans are not material.

12) Income Taxes
The components of the 1995, 1994 and 1993 provisions were as follows:

Text                            1995      1994     1993
CURRENT INCOME TAX EXPENSE
Federal                         $60,042   $48,365  $35,792
State                           9,912     7,859    5,453
Total                           69,954    56,224   41,245
Deferred income tax benefit     (9,911)   (1,779)  (1,305)
Total income tax provision      $60,043   $54,445  $39,940

The effective tax rates on income before income taxes were 37.8%, 38.6% and 38.3% in 1995, 1994, and 1993 respectively. State income taxes accounted for the difference between the effective income tax rate and the statutory Federal tax rate of 35% for 1995, 1994 and 1993. The total income tax benefit reflected in shareholders' equity for stock options exercised was $7,363, $1,535 and $2,698 in 1995, 1994 and 1993 respectively. Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, were as follows:

Text                                  1995          1994
DEFERRED TAX ASSETS:
Allowance for finance credit
 losses and prepaid pension expense   $17,201       $8,048
Purchase accounting adjustments       $4,830        $0
Deferred tax assets                   $22,031       $8,048
DEFERRED TAX LIABILITIES:
Unrealized appreciation on
 available-for-sale securities        $1,362        $0
Premises and equipment
 depreciation and other miscellaneous
 items                                0             758
Net deferred tax assets               $20,669       $7,290

No valuation allowance for deferred tax assets has been recorded at December 31, 1995 and 1994 as Mercury believes it is more likely than not that the tax deferred tax assets will be realized in the future.
As discussed in note 1, Mercury adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $234 is determined as of January 1, 1993 and is reported separately in the consolidated statement of income for the year ended December 31, 1993.
13) Leases
Mercury and its subsidiaries lease offices generally under cancelable operating leases expiring in various years through 2001. Most of these leases are renewable for periods ranging from three to five years. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:

Year                       Amount
1996                       $ 3,920
1997                       3,323
1998                       2,470
1999                       1,204
2000 and after             394
Total                      $11,311

It is expected that in the normal course of business, office leases that expire will be renewed or replaced by leases on other properties. Total rent expense approximated $4,176, $3,169, and $2,619 in 1995, 1994 and 1993 respectively.
14) Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for Mercury's financial instruments; they are subjective in nature and involve uncertainties, matters of significant judgment and, therefore, cannot be determined with precision. Fair value estimates do not reflect the total value of Mercury as a going concern.
INVESTMENTS
For bonds the estimated fair value is based on quoted market price. For other investments, which consist primarily of short-term money market instruments, the carrying amount is a reasonable estimate of fair value.

FINANCE RECEIVABLES
The fair value of finance receivables is computed using estimated market rates of return desired by bulk purchasers.

SENIOR DEBT, COMMERCIAL PAPER
The debt consists principally of short term commercial paper for which the carrying amount is a reasonable estimate of fair value.

SENIOR AND SUBORDINATED DEBT, TERM NOTES
Rates currently available to Mercury for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
The estimated fair values of Mercury's financial instruments at December 31, were as follows:

                                              1995
                                              Carrying   Fair
                                              Amount     Value
FINANCIAL ASSETS:
Cash                                          $ 22,967   $22,967
Investments                                   242,043    242,327
Finance Receivables                           1,196,737  1,250,383
Less Allowance for Finance Credit Losses      (44,566)   (44,566)
Less Nonrefundable Dealer Reserves            (63,761)   (63,761)
Total                                         $1,353,420 $1,407,350
FINANCIAL LIABILITIES:
Senior Debt, Commercial Paper                 $489,990   $489,990
Senior Debt, Term Notes                       438,750    443,437
Subordinated Debt                             29,500     30,715
Total                                         $958,240   $964,142

                                              1994
                                              Carrying   Fair
                                              Amount     Value


FINANCIAL ASSETS
Cash                                          $19,980    $19,980
Investments                                   14,184     13,942
Finance Receivables                           1,039,867  1,096,249
Less Allowance for Finance Credit Losses      (22,488)   (22,488)
Less Nonrefundable Dealer Reserves            (66,477)   (66,477)
Total                                         $985,066   $1,041,206
FINANCIAL LIABILITIES:
Senior Debt, Commercial Paper                 $449,945   $449,945
Senior Debt, Term Notes                       265,375    255,618
Subordinated Debt                             35,500     35,746
Total                                         $750,820   $741,309

15) BUSINESS SEGMENT DATA
The Finance segment consists of the noninsurance segment of Mercury. The insurance segment consists of Mercury's insurance subsidiaries including Gulfco Life, Mercury Life and the Lyndon Insurance Companies.
Included in revenues are net interest income and other income. Operating profit represents income before income taxes but includes interest expense, as financing costs are integral to the Company's operations. Income by segment assumes each business services its own debt (including acquisition debt). The segments generally provide for income taxes as if separate returns were filed subject to certain consolidated return limitations and benefits. Equity is allocated to the business segments based on underlying regulatory and business requirements.
The following table presents the business segment data of Mercury
(in millions).

Year Ended December 31
Text                  1995             1994           1993
REVENUES
Finance               $253.2           $203.5         $152.4
Insurance             37.8             9.6            9.1
Total                 $291.0           $213.1         $161.5
OPERATING PROFITS
Finance               $146.6           $137.9         $102.5
Insurance             12.4             3.1            2.4
Total                 $159.0           $141.0         $104.9
NET INCOME
Finance               $91.1            $84.4          $63.3
Insurance             7.8              2.1            1.6
Total                 $98.9            $86.5          $64.9
IDENTIFIABLE ASSETS
Finance               $1,204.9         $1,025.1       $789.0
Insurance             430.0            11.3           8.1
Total                 $1,634.9         $1,036.4       $797.1

16) QUARTERLY FINANCIAL DATA (UNAUDITED)

BALANCE SHEET AVERAGE FOR THE QUARTER 1995
Text                 4th Qrtr    3rd Qrtr    2nd Qrtr    1st Qrtr
                                                             ASSETS
Cash                 $22,266     $13,913     $15,252     $17,786
Investments          260,312     11,885      14,048      13,240
Finance Receivables  1,174,138   1,169,045   1,130,040   1,065,226
Allowance for Credit
 Losses              (28,009)    (24,673)    (24,163)    (22,955)
Nonrefundable Dealer
 Reserves            (64,720)    (73,610)    (70,723)    (67,931)
Other Assets         194,340     51,294      46,006      49,142
Total Assets         $1,558,327  $1,147,854  $1,110,460  $1,054,508
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Senior Debt, Short
 Term                $432,291    $363,360    $493,654    $453,593
Senior Debt, Long
 Term                432,104     419,708     267,641     265,375
Subordinated Debt    32,167      33,833      35,500      35,500
Other Liabilities    381,847     61,919      66,725      71,861
Total Shareholders'
 Equity              279,918     269,034     246,940     228,179
Liabilities and
 Shareholders'
 Equity              $1,558,327  $1,147,854  $1,110,460  $1,054,508
INCOME STATEMENT
Interest Income      $73,928     $68,375     $65,718     $62,395
Interest Expense     15,797      14,499      13,897      13,110
Net Interest Income  58,131      53,876      51,821      49,285
Provision for Credit
 Losses              23,879      2,112       2,426       2,424
Net Interest Income
 after Credit Losses 34,252      51,764      49,395      46,861
Other Income         37,954      13,912      13,304      12,741
Other Expenses       41,037      20,608      20,347      19,241
Income Before Income
 Taxes               31,169      45,068      42,352      40,361
Applicable Income
 Taxes               12,552      16,607      15,534      15,350
Net Income           18,617      28,461      26,818      25,011
Average Common &
 Equivalent
 Shares Outstanding  174,518     175,137     173,764     173,018
Per Common Share
 (adjusted for
 stock splits)
Net Income           $.11        $.16        $.15        $.15
Cash Dividend        .08         .06         .06         .05
Market Price:
  High               16 3/8      16 5/8      12 7/8      11 1/4
Low                  11 3/8      12 1/8      9 3/4       8 1/4
  Close at End of
  Period             13 1/4      16 1/4      12 7/8      10 5/8
Ratios
Net Interest Margin  16.25%      18.29%      18.10%      18.13%
Net Income to
Average Assets         4.78      9.92        9.66        9.49
Net Income to
 Average
 Shareholders'
 Equity              26.60       42.32       43.44       43.84


BALANCE SHEET AVERAGE FOR THE QUARTER 1994
Text                 4th Qrtr    3rd Qrtr    2nd Qrtr    1st Qrtr
ASSETS
Cash                 $14,742     $13,859     $12,629     $13,464
Investments          $12,600     $12,448     $11,746     $11,248
Finance Receivables  $1,000,640  $932,434    $892,076    $839,051
Allowance for Credit
 Losses              (22,002)    (20,331)    (19,617)    (18,681)
Nonrefundable Dealer
 Reserves            (71,261)    (68,829)    (65,818)    (59,675)
Other Assets         48,356      34,910      30,153      29,805
Total Assets         983,075     904,491     861,169     815,212
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Senior Debt, Short
 Term                $385,243    $316,070    $288,452    $258,582
Senior Debt, Long
 Term                264,533     265,167     266,000     266,000
Subordinated Debt    35,750      35,000      35,000      35,000
Other Liabilities    67,888      64,814      61,044      58,820
Total Shareholders'
 Equity              229,661     223,440     210,673     196,810
Liabilities and
 Shareholders' Equity $983,075    $904,491    $861,169    $815,212
INCOME STATEMENT
Interest Income      $59,531     $53,399     $50,818     $47,816
Interest Expense     11,575      9,969       9,302       8,528
Net Interest Income  47,956      43,430      41,516      39,288
Provision for Credit
 Losses              2,543       1,657       1,409       1,766
Net Interest Income
 After Credit Losses 45,413      41,773      40,107      37,522
Other Income         13,575      10,228      8,588       8,516
Other Expenses       20,633      15,362      14,523      14,192
Income Before
 Income Taxes        38,335      36,639      34,172      31,846
Applicable Income
 Taxes               14,827      14,158      13,170      12,290
Net Income           23,508      22,481      21,002      19,556
Average Common and
 Equivalent Shares
 Outstanding         173,147     175,792     175,833     175,836
Per Common Share
 (adjusted for stock
 splits)
Net Income           $.14        $.13        $.12        $.11
Cash Dividend        .05         .05         .04         .04
Market Price:
 High                10 1/8      11 3/4      12 5/8      12 3/4
 Low                 7 3/8       9           10 1/8      9 7/8
Close at End of
 Period              8 5/8       9 5/8       11          11 1/4
Ratios:
Net Interest Margins 18.97%      18.42%      18.36%      18.43%
Net Income to
Average Assets       9.57        9.94        9.76        9.60
Net Income to Ave
 rage Shareholders'
 Equity              40.94       40.25       39.88       39.75

The common stock of Mercury Finance Company began trading on The
New York Stock Exchange on April 11, 1989 under the symbol MFN.
Mercury common stock is also traded on The Chicago Stock Exchange.
On December 31, 1995 Mercury had approximately 4,100 holders of record of common stock, exclusive of holders of shares in "street" or nominee names.
17) SUBSEQUENT EVENT
During 1996, the Company identified certain 1995 fourth quarter accounting transactions associated with single interest insurance that were incorrectly classified with nonrefundable dealer reserves, thereby impacting the adequacy of the allowance for loan losses.
Accordingly, effective September 30, 1996, the Company has restated its previously issued 1995 financial statements to appropriately reflect aggregate nonrefundable dealer reserves and a resulting impact on unearned single interest insurance commissions and finance charges and the allowance for loan losses. The impact of the restatement on the previously issued financial statements was to decrease nonrefundable dealer reserves by $6,392, increase unearned single interest insurance commissions by $4,794, increase unearned single interest finance charges by $1,598, and increase, by a charge to operations, the allowance for loan losses by $17,583, thereby reducing net income after taxes by $12,000 from that previously reported.
Effective August 1, 1996, the Company amended its various debt agreements. In negotiating this amendment with the Company's lenders, it was determined that the computation of retained earnings available for distribution under the pre-existing agreement had been misinterpreted. The appropriate interpretation resulted in a revised calculation of dividends available for distribution from $54,632 as reported previously at December 31, 1995 to $2,176, including the effect of the aforementioned restatement. After amending its various debt agreements on August 1, 1996, the amount of retained earnings that would have been available for distribution as of December 31, 1995 would have increased to $44,576 from $2,176.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES.
None.

PART III
ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors is contained in Mercury's
1996 Proxy and information regarding executive officers is set forth in Item 1 herein.

ITEM 11.
EXECUTIVE COMPENSATION
Information is contained in Mercury's 1996 Proxy and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNER'S AND
MANAGEMENT
Information is contained in Mercury's 1996 Proxy and is incorporated herein by reference.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information is contained in Mercury's 1996 Proxy and is incorporated herein by reference.

PART IV
ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
Financial Statements Filed in Mercury's 1995 Annual Report

Consolidated Balance Sheets as of December 31, 1995 and 1994. Consolidated Statements of Income for the Three Year Period Ended December 31, 1995, 1994 and 1993.
Consolidated Statements of Changes in Shareholders' Equity for the Three Year Period Ended December 31, 1995, 1994 and 1993. Consolidated Statements of Cash Flows for the Three Year Period Ended December 31, 1995, 1994 and 1993.
Notes to Consolidated Financial Statements for the Three Year Period Ended December 31, 1995, 1994 and 1993.
Independent Auditors' Report.

FINANCIAL STATEMENT SCHEDULE
None. All schedules omitted are inappropriate or the information required is shown in the consolidated financial statements or notes hereto.

REPORTS ON FORM 8-K
Mercury filed a report on Form 8-K on November 10, 1995. In that report, Mercury disclosed that on October 23, 1995, it had acquired all the stock of ITT Life Insurance Company and ITT
Lyndon Property Insurance Company for $72.5 million in cash.
Financial statements were filed for this acquisition in a subsequent report on Form 8-K January 9, 1996.

EXHIBITS
A list of all exhibits included as part of this report is set forth in the Exhibit Index accompanying this report, which is included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY FINANCE COMPANY
(Registrant)

March 29, 1996           John N. Brincat
[DATE]                  John N. Brincat
                       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

March 29, 1996            John N. Brincat
Date                     John N. Brincat
                         Chief Executive Officer

March 29, 1996            James A. Doyle
Date                     James A. Doyle
                         Principal Accounting Officer

March 29, 1996            Bradley S. Vallem
Date                     Bradley S. Vallem
                         Principal Financial Officer

The Board of Directors of the registrant has given the following persons its power of attorney for signing this report on its behalf and on behalf of the individual directors of the registrant.

March 29, 1996            John N. Brincat
Date                     John N. Brincat
                         Chief Executive Officer

March 29, 1996            James A. Doyle
Date                     James A. Doyle
                         Principal Accounting Officer

March 29, 1996            Bradley S. Vallem
Date                     Bradley S. Vallem
                         Principal Financial Officer

As attorneys in fact pursuant to power of attorney granted to said parties.

The following exhibits required by Item 601 of Regulation S-K are not contained herein (except exhibits 11, 12, 13, 22 and 24) but are filed separately with this Form 10-K filing:

                                                       SEQUENTIAL
EXHIBIT                                                PAGE
NUMBER   DESCRIPTION OF EXHIBITS ENCLOSED
NUMBERS
3A       *Certificate of Incorporation
3B       *Bylaws
10A      *1989 Stock Option Plan
10B      *Employee Stock Purchase Plan
10C      *Retirement Plan and Trust
10D      *Deferred Compensation Plan for Directors
10E      *Dividend Reinvestment Plan
10G      *Employment Agreement Dated as of January 1, 1989, Between
           First Illinois Corporation and John N. Brincat
10H      **Employment Agreement Dated as of February 20, 1989,
           Between Mercury Finance Company and Charely A. Pond
10J      *Lease Dated December 6, 1985 Between Teachers Realty
           Corporation and First Illinois Finance Company
10K      *Life Reinsurance Agreement Between American Bankers Life
           Assurance Company of Florida and First Illinois Finance
           Company
10L      *Accident and Health Reinsurance Agreement Between
           American Bankers Life Assurance Company of Florida and
           First Illinois Finance Company Dated as of June 1, 1986.
10M      *Agency Agreement Dated February 1, 1985 Between American
           Bankers Insurance Group and First Illinois Finance
           Company
10N      *Form of Mercury Finance Company Commercial Paper Note
10O      *$200,000,000 Credit Agreement Dated as of December 23,
           1988 Among Mercury Finance Company and Harris Trust and
           Savings Bank
10P      **First Amendment Dated as of December 18, 1989 to
            $200,000,000 Credit Agreement Dated as of December 23,
            1988 Among Mercury Finance Company and Harris Trust and
            Savings Bank as agent for the Bank Parties thereto
10Q      **Second Amendment Dated as of December 31, 1989 to
            $200,000,000 Credit Agreement Dated as of December 23,
            1988 Among Mercury Finance Company and Harris Trust and
            Savings Bank as agent for the Bank Parties thereto
10R      Third Amendment Dated as of May 14, 1990 to
          $200,000,000 Credit Agreement Dated as of December 23,
          1988 Among Mercury Finance Company and Harris Trust and
          Savings Bank as agent for the Bank Parties thereto
10S      Fourth Amendment Dated as of December 23, 1990 to
          $200,000,000 Credit Agreement Dated as of December 23,
          1988 Among Mercury Finance Company and Harris Trust and
          Savings Bank as agent for the Bank Parties thereto
10T      *Senior Subordinated Note Dated as of March 3, 1989
           Between Australia and New Zealand Banking Group Limited
           and First Illinois Finance Company
10U      *Note Purchase Agreement Dated as of May 30, 1986 Between
           First Illinois Finance Company and American Bankers Life
           Assurance Company of Florida
10V      *Note Purchase Agreement Dated as of May 30, 1986 Between
         First Illinois Finance Company and American Bankers Life
         Assurance Company of Florida
10W      *Interest Rate Swap Agreement Dated as of May 10, 1988
         Between Continental Illinois National Bank and Trust
         Company of Chicago and First Illinois Finance Company
10X      *Master Interest Rate Swap Agreement Dated as of June 18,
         1986 Between Harris Trust and Savings Bank and First
         Illinois Finance Company
10Y      **Term Loan Agreement Dated as of September 27, 1989
         Between Mercury Finance Company and National Westminster
         Bank, U.S.A
10Z      **Term Loan Agreement Dated as of September 28, 1989
         Between Mercury Finance Company and Northern Trust Company
10AA     **Term Loan Agreement Dated as of September 29, 1989
         Between Mercury Finance and Mellon Bank, N.A.
10AB     **Subordinated Note Agreement Dated as of October 17,
         1989, Between Mercury Finance Company and State Bank of
         South Australia
10AC     **Amendment Dated December 1, 1989 to Subordinated Note
         Agreement Dated as of October 17, 1989 Between Mercury
         Finance Company and State Bank of South Australia

10AD     **Senior Note Agreement Series A and B Dated as of
         December 1, 1989 Between Mercury Finance Company and:
         - Insurance Company of North America
         - Life Insurance Company of North America
         - The Lincoln National Life Insurance Company
         - First-Penn Pacific Life Insurance Company
         - The Mutual Life Insurance Company
         - Phoenix Mutual Life Insurance Company
         - Provident Mutual Life Insurance Company
         - SMA Life Assurance Company
         - State Mutual Life Assurance Company
         - State Mutual Life Assurance Company of America
10AE     **Senior Subordinated Note Agreement Series C Dated as of
         December 1, 1989 Between Mercury Finance Company and:
         - Cigna Property and Casualty Insurance Company
         - Connecticut General Life Insurance Company
         - Life Insurance Company of North America
         - Phoenix Mutual Life Insurance Company
10AF     ***Senior Subordinated Note Agreement Series D Dated as of
         May 15, 1990 Between Mercury Finance Company and:
         - Cigna Property and Casualty Company
         _ Connecticut General Life Insurance Company
10AG     ***Senior Note Agreement Dated as of September 1, 1990
         Between Mercury Finance Company and Aetna Life Insurance
         Company
10AH     ****Senior Note Agreement Dated as of June 1, 1991 Between
         Mercury Finance Company and Allstate Insurance Company
10AI     ****Senior Note Agreement Dated as of September 1, 1991
         Between Mercury Finance Company and Principal Mutual Life
         Insurance Company
10AJ     ****Loan Agreement Dated October 30, 1992 Between mercury
         Finance Company and Allomon Funding Corporation
         (Uncommitted Credit Facility)
10AK     *****Senior Note Agreement Dated march 1, 1992 Between
         Mercury Finance Company and Principal Mutual Life
         Insurance Company
10AL     *****Senior Note Agreement Dated may 1, 1992 Between
         Mercury Finance Company and:

         - Allstate Life Insurance Company
         - State Mutual Life Assurance Company of America
10AM     *****Interest Rate Swap Transaction Dated July 2, 1992
         Between Mercury Finance Company and Continental Bank N.A.
10AN     *****Senior Note Agreement Dated September 1, 1992 Between
         Mercury Finance Company and The Equitable Life Assurance
         Society of the United States

10AO     *****Senior Note Agreement Dated September 15, 1992
         Between Mercury Finance Company and The Equitable Life
         Assurance Society of the United States
10AP     *****Credit Agreement Dated September 15, 1992 Between
         Mercury Finance Company and:
         *****Credit Agreement Dated September 15, 1992 Between
         Mercury Finance Company and:
         - Harris Trust and Savings Bank
         - Continental Bank N.A.
         - Canadian Imperial Bank of Commerce
         - The Northern Trust Company
         - The Daiwa Bank, Ltd.
         - Mellon Bank, N.A.
         - Bank One, Evanston, N.A.
         - NBD Bank, N.A.
         - First Wisconsin national Bank of Milwaukee
         - Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
         - Bank Hapoalim B.M.
         - Bank of Hawaii
10AQ     *****Credit Agreement Dated September 15, 1992 Between
         Mercury Finance Company and:
         - Harris Trust and Savings Bank
         - Continental Bank N.A.
         - Canadian Imperial Bank of Commerce
         - The Northern Trust Company
         - The Daiwa Bank, Ltd.
         - Mellon Bank, N.A.
         - Bank One, Evanston, N.A.
         - NBD Bank, N.A.
         - First Wisconsin National Bank of Milwaukee
         - Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
         - Bank Hapoalim B.M.
         - Bank of Hawaii
10AR     ******Purchase Agreement Dated April 1, 1993 Between
          Mercury Finance Company and Independent Life Insurance
          Company
10AS     ******Senior Note Agreement Dated March 1, 1993 Between
          Mercury Finance Company and Principal Mutual Life
          Insurance Company
10AT     ******Senior Note Agreement Dated July 1, 1993 Between
          Mercury Finance Company and Pacific Mutual Life Insurance
         Company
10AU     ******Senior Note Agreement Dated December 1, 1993 Between
         Mercury Finance Company and:
         - American United Life Insurance Company
         - MONY Capital Management
         - Pacific Mutual Life Insurance Company
         - Principal Mutual Life Insurance Company
10AV     ******Second Amendment to Revolving Credit Agreement Dated
         July 15, 1993 Between Mercury Finance Company and:
         - Harris Trust and Savings Bank
         - Continental Bank N.A.
         - Canadian Imperial Bank of Commerce
         - The Northern Trust Company
         - The Daiwa Bank, Ltd.
         - Mellon Bank, N.A.
         - Bank One, Evanston, N.A.
         - NBD Bank, N.A.
         - First Wisconsin National Bank of Milwaukee
         - Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
         - Bank Hapoalim B.M.
         - Bank of Hawaii
10AW     ******Third Amendment to Revolving Credit Agreement Dated
         July 15, 1993 Between Mercury Finance Company and:
         - Harris Trust and Savings Bank
         - Continental Bank N.A.
         - Canadian Imperial Bank of Commerce
         - The Northern Trust Company
         - The Daiwa Bank, Ltd.
         - Mellon Bank, N.A.
         - Bank One, Evanston, N.A.
         - NBD Bank, N.A.
         - First Wisconsin National Bank of Milwaukee
         - Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
         - Bank Hapoalim B.M.
         - Bank of Hawaii
10AX     *******Purchase Agreement Dated September 30, 1994 Between
         Mercury Finance Company and Midland Finance Co.
10AY     ********Employment Agreement Dated January 1, 1994 Between
         Mercury Finance Company and John N. Brincat
10AZ     ********Senior Note Agreement Dated December 15, 1994
         Between Mercury Finance Company and Norddeutsche
         Landesbank Girozentrale
10BA     ********Senior Note Agreement Dated December 15, 1994
         Between Mercury Finance Company and The Long-Term Credit
         Bank of Japan, Ltd.
10BB     Senior Note Agreement Dated June 29, 1995 Between Mercury
         Finance Company and:
         - Allstate Life Insurance Company
         - Allstate Insurance Company
         - Metropolitan Life Insurance Company
         - Principal Mutual Life Insurance Company
         - Pacific Mutual Life Insurance Company
         - PM Group Life Insurance Company
         - TMG Life Insurance Company
         - Lincoln-Security Life Insurance Company
         - Security-Connecticut Life Insurance Company
         - Oxford Life Insurance Company
         - London Life International Reinsurance Corporation
         - American States Life Insurance Company
         - Phoenix Home Life Mutual Insurance Company
         - Phoenix American Life Insurance Company
         - American Guardian Life Assurance Company
10BC     Senior Note Agreement Date October 3, 1995 Between Mercury
         Finance Company and Bank of America Illinois
10BD     Fourth Amendment to Revolving Credit Agreement Date July
         15, 1993 Between Mercury Finance Company and:
         - Nations Bank
         - Bank One
         - Harris Trust and Savings Bank
         - Bank of America Illinois
         - NBD Bank
         - Westdeutsche Landesbank Girozentale
         - The Daiwa Bank, Ltd.
         - Mellon Bank, N.A.
         - Dresdner Ban AG
         - Bank Hapoalim B.M.
         - Union Bank
         - The Northern Trust Company
         - Credit Lyonnais New York Branch
         - LaSalle National Bank
         - Bank of Hawaii
         - First Interstate Bank of California
         - The Boatmen's National Bank of St. Louis
         - Firststar Bank Milwaukee, N.A.
         - First National Bank of Chicago

10BE     Purchase Agreement Dated October 20, 1995 Between Mercury
         Finance Company and ITT Corporation
11       Computation of Net Income Per Share
12       Ratio of Earnings to Fixed Charges
13       Annual Report to Shareholders (for information of the
         Securities and Exchange Commission and not being filed
         with Commission except for this portion expressly)
22       Subsidiaries of Mercury Finance Company
23       Consent of KPMG Peat Marwick LLP
*        Incorporated by reference to the Form 10K filed by
         Mercury Finance Company 1989
**       Incorporated by reference to the 1989 Form 10K filed by
         Mercury Finance Company
***      Incorporated by reference to the 1990 Form 10K filed by
         Mercury Finance Company
****     Incorporated by reference to the 1991 Form 10K filed by
         Mercury Finance Company
*****    Incorporated by reference to the 1992 Form 10K filed by
         Mercury Finance Company
******   Incorporated by reference to the 1993 Form 10K filed by
         Mercury Finance Company
*******  Incorporated by reference to the 1994 Form 10K filed by
         Mercury Finance Company

EXHIBIT 11
MERCURY FINANCE COMPANY

COMPUTATION OF NET INCOME PER SHARE
Year Ended December 31 (dollars in thousands except per share amounts)

Income Data:                        1995      1994      1993
1.  Net Income                      $98,907   $86,545   $64,927
2.  Weighted average common
    shares outstanding, adjusted
    for stock splits                175,631   173,864   172,977
3.  Weighted average shares of
    treasury stock outstanding,
    adjusted for stock splits       3,182     522       95
4.  Weighted average shares reserved
    for stock options (utilizing the
    treasury stock method)          1,660     1,808     2,568
NET INCOME PER COMMON SHARE

5.  Common Shares Outstanding       174,109   175,150   175,450
    (Line 2-3+4)
6.  Net income per common shares    $.57      $.49      $.37
    (Line 1 - 5)
DIVIDEND DATA
1.  Dividends Declared              $42,849   $33,581   $23,351
2.  Average common shares
    outstanding on dividend
    record date                     172,548   173,694   173,019
3.  Dividends per common share      $.25      $.19      $.14

EXHIBIT 12
MERCURY FINANCE COMPANY

RATIO OF EARNINGS TO FIXED CHARGES
Year Ended December 31 (dollars in thousands)

                   1995      1994      1993      1992       1991
Net Income         $98,907   $86,545   $64,927   $45,723    $32,816
Added fixed charges:
Cost of Borrowing  57,303    39,375    32,993    29,525     28,796
One-third of
 rentals           1,370     1,056     873       635        536

Total fixed charges$58,673   $40,431   $33,806   $30,160    $29,332
Provisions for
 income taxes:
Federal            51,425    46,797    34,634    23,914     17,429
State              8,618     7,648     5,306     4,025      3,257
Total income taxes $60,043   $54,445   $39,940   $27,939    $20,686
Total "earnings"
 (net income,
 fixed charges
 and income
 taxes)            $217,645  $181,421  $138,673  $103,822   $82,834

Ratio of
  "earnings"
  to fixed
  charges          3.71       4.48      4.10      3.44       2.82

EXHIBIT 22
MERCURY FINANCE COMPANY
SUBSIDIARIES

Mercury Life Insurance Company (Ariz)
Mercury Finance Corporation of Alabama (Ala)
Mercury Finance Company of Arizona (Ariz)
Merc Finance Company of California (Cal)
Mercury Finance Company of Colorado (Del)
Mercury Finance Company of Delaware (Del)
Mercury Finance Company of Florida (Del)
Mercury Finance Company of Georgia (Del)
Mercury Finance Company of Illinois (Del)
Mercury Finance Company of Indiana (Del)
Mercury Finance Company of Kansas (Del)
Mercury Finance Company of Kentucky (Del)
Mercury Finance Company of Louisiana (Del)
Mercury Finance Company of Michigan (Del)
Mercury Finance Company of Mississippi (Del)
Mercury Finance Company of Missouri (Del)
Mercury Finance Company of Nevada (Nev)
Mercury Finance Company of New Mexico (Del)
Mercury Finance Company of North Carolina (Del)
Mercury Finance Company of Ohio (Del)
Mercury Finance Company of Oklahoma (Del)
Mercury Finance Company of Oregon (Del)
Mercury Finance Company of Pennsylvania (Del)
Mercury Finance Company of South Carolina (Del)
Mercury Finance Company of Tennessee (Tenn)
MFC Finance Company of Texas (Del)
Mercury Finance Company of Virginia (Del)
Mercury Finance Company of Washington (Del)
Mercury Finance Company of Wisconsin (Del)
MFC Financial Services, Inc. (Fla)
Gulfco Investment Inc. (La)
Gulfco Finance Company (La)
Gulfco Life Insurance Company (La)
Midland Finance Co.
Lyndon Life Insurance Company
Lyndon Property Insurance Company

EXHIBIT 24
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
The Board of Directors
Mercury Finance Company:
RE: REGISTRATION STATEMENTS OF FORM S-8
*  Employee Stock Purchase Plan
*  1989 Stock Option and Incentive Compensation Plan
*  401(k) Plan

We consent to incorporation by reference in the subject Registration statements (filed with the Securities and Exchange Commission on May 3, 1989, May 11, 1989 and June 26, 1989) of Mercury Finance Company of our report dated February 12, 1996 except as for Notes 1, 4, 7, 12, 14, 15, 16 and 17 which are dated October 23, 1996, relating to the consolidated balance sheets of Mercury Finance Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K/A No. 1 of Mercury Finance Company.

KPMG Peat Marwick LLP

Chicago, Illinois
November 14, 1996