Form 10-Q/A
period 1996-03-31
MERCURY FINANCE CO
filed 1996-11-21
CIK 846378

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q/A No. 1

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

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MERCURY FINANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)March 31                    Dec. 31
                    1996         1995          1995
(Unaudited)
ASSETS
Cash                $25,524      $15,972       $22,967
Investments         221,029      13,795        242,043
Finance receivables 1,210,941    1,099,173     1,196,737
Less allowance for
 finance credit
 losses             (44,885)     (23,606)      (44,566)
Less Nonrefundable
 dealer reserves    (64,345)     (69,908)      (63,761)

Finance receivables,
 net                1,101,711    1,005,659     1,088,410
Deferred income
 taxes              17,741       7,999         22,031
Furniture, fixtures
 and equipment, net
 of accumulated
 depreciation       8,015        3,477         7,022
Goodwill            15,071       15,201        15,274
Reinsurance
 receivable         33,741       0             89,962
Deferred acquisition
 costs              39,107       0             26,171
Other assets
 (including
 repossessions)     99,156       22,072        121,038

TOTAL ASSETS        $1,561,095   $1,084,175    $1,634,918
                    =====        =====         =====
LIABILITIES AND
STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt,
 commercial paper
 and notes          $464,127     $470,066      $489,990
Senior debt, term
 notes              443,750      265,375       438,750
Subordinated debt   29,500       35,500        29,500
Accounts payable
 and other
 liabilities        70,777       62,932        68,931
Unearned premium and
 claim reserves     185,790      0             195,761
Reinsurance payable 46,337       0             105,081
Income taxes payable19,265       17,745        22,640

TOTAL LIABILITIES   1,259,546    851,618       1,350.653

STOCKHOLDERS' EQUITY
Common stock - $1.00
 par value:
 300,000,000 shares
 authorized
 Mar 31 1996 -
  176,579,863 shares
  outstanding
 Mar 31 1995 -
  116,250,826 shares
  outstanding
 Dec 31 1995 -
  176,477,520 shares
  outstanding       176,580      116,251       176,478
Paid in capital     621          7,621         39
Retained earnings   162,232      133,755       142,916
Unrealized
 appreciation       341          0             1,969
Treasury stock at
 cost:
  Mar 31 1996 -
   3,996,557 shares
   outstanding
  Mar 31 1995 -
   1,983,105 shares
   outstanding
  Dec 31 1995 -
   3,896,557 shares
   outstanding      (38,225)     (25,070)      (37,137)

TOTAL STOCKHOLDERS'
 EQUITY             301,549      232,557       284,265

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY             $1,561,095   $1,084,175    $1,634,918
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
                    =====               ====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31
(Unaudited)
(Dollars in thousands)

                    Three Months Ended
                    1996                1995
COMMON STOCK
Balance at beginning
 of period          $176,478            $116,080
Stock options
 exercised          102                 171
Stock traded in to
 exercise stock
 options            0                   0
Stock split         0                   0

Balance at March 31 $176,580            $116,251
                    =====               ====
PAID IN CAPITAL
Balance at beginning
 of period          $39                 $6,384
Stock options
 exercised          208                 689
Tax benefit from
 stock options
 exercised          374                 548
Transfer from
 Retained Earnings  0                   0
Stock split         0                   0

Balance at March 31 $621                $7,621
                    =====               ====
RETAINED EARNINGS
Balance at
 beginning of period$142,916            $128,157
Net income          32,253              25,011
Dividends           (12,937)            (19,413)
Transfer to Paid
 in Capital         0                   0

Balance at March 31 $162,232            $133,755
                    =====               ====
UNREALIZED APPRECIATION
Balance at
 beginning of period1,969               0
Change during
 the period         (1,628)             0

Balance at March 31 $341                $0
                    =====               ====
TREASURY STOCK
Balance at
 beginning of period($37,137)           ($23,107)
Purchases           (1,088)             (1,963)
Retirements         0                   0
Balance at March 31 ($38,225)           ($25,070)
                    =====               ====
Total stockholders'
 equity             $301,549            $232,557
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

4. During 1996, the Company identified certain 1995 fourth quarter transactions associated with single interest insurance that were incorrectly classified with nonrefundable dealer reserves thereby impacting the adequacy of the allowance for loan losses. Accordingly, effective September 30, 1996, the Company has restated its previously issued 1995 financial statements to appropriately reflect aggregate nonrefundable dealer reserves and a resulting impact on unearned single interest insurance commissions and finance charges and the allowance for loan losses. The impact of the restatement on the previously issued financial statements was to decrease nonrefundable dealer reserves by $6,392, increase unearned single interest insurance commissions by $4,794, increase unearned single interest finance charges by $1,598, and increase, by a charge to operations, the allowance for loan losses by $17,583; thereby reducing net income after taxes by $12,000 from that previously reported.

MERCURY FINANCE COMPANY
CONSOLIDATED AVERAGE BALANCE SHEETS
THREE MONTHS ENDED MARCH 31
(Unaudited)
(Dollars in thousands)

                    Three Months Ended
                    1996                1995
ASSETS
Cash                $22,649             $17,786
Investments         231,786             13,240
Finance receivables 1,199,673           1,065,226
Less allowance for
 finance credit
 losses             (44,658)            (22,955)
Less nonrefundable
 dealer reserves    (65,630)            (67,931)

Finance receivables,
 net                1,089,385           974,340
Prepaid pension
 expense            0                   507
Deferred income
 taxes              18,449              7,531
Furniture, fixtures
 and equipment, net
 of accumulated
 depreciation       7,665               3,482
Other assets
 (including
 repossessions &
 goodwill)          215,166             37,622

TOTAL ASSETS        $1,585,100          $1,054,508
                    =====               =====
LIABILITIES AND
 STOCKHOLDERS'
 EQUITY
 LIABILITIES
Senior debt,
 commercial paper   $477,724            $453,593
Senior debt, term
 notes              439,583             265,375
Subordinated debt   29,500              35,500
Accounts payable
 and other
 liabilities        333,456             61,004
Income taxes payable20,101              10,857

TOTAL LIABILITIES   1,300,364           826,329

STOCKHOLDERS' EQUITY
Common stock        176,518             116,202
Paid in capital     286                 7,230
Retained earnings   155,976             129,490
Unrealized
 appreciation       0                   0
Treasury stock      (38,044)            (24,743)

TOTAL STOCKHOLDERS'
 EQUITY             284,736             228,179

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY             $1,585,100          $1,054,508
                    =====               =====
NUMBER OF DAYS      91                  90
MONTHS COMPLETED    3                   3
RATIOS (Annualized)
Return on average
 equity             45.31%              43.84%
Return on average
 assets             8.14%               9.49%
Yield on earning
 assets             20.78%              23.14%
Rate on interest
 bearing liabilities6.79%               7.05%
Net interest margin 16.29%              18.21%

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

FINANCIAL CONDITION
Assets and Finance Receivables
Total assets of the Company increased 44% to $1,561.1 million from $1,084.2 million one year ago. The increase in Company assets, exclusive of the growth in finance receivables, was primarily the result of the October 1995 acquisition of Lyndon. Finance receivables increased 10% to $1,210.9 million at March 31, 1996. The increase in finance receivables was primarily attributable to the production of receivables from the increased number of offices operated by the Company and increased volume in existing offices.

During the period from December 31, 1995 through March 31, 1996 total assets decreased $73.8 million principally because of offsetting reductions in reinsurance receivable and payable.

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

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

         March 31, 1996         March 31, 1995      Dec. 31, 1995
         %  of                  %  of               %  of
         Amount     Total       Amount     Total    Amount
Total


Sales
 finance
 receiva
  bles   $1,280,632 88%         $1,210,507  90%     $1,256,977 87%
Direct
 finance
 receiva
  bles   178,237    12%         131,531     10%     184,309    13%

Total
 gross
 finance
 receiva
  bles   1,458,869  100%        1,342,038   100%    1,441,286  100%
                    ===                     ===                ===
Unearned
 finance
 charges (236,001)              (233,627)           (231,791)
Unearned
 insuran
  ce commis
  sions,
  insuran
  ce prem
  iums and
  insurance
  reser
  ves    (11,927)               (9,238)             (12,758)

Finance
 receiva
  bles   $1,210,941             $1,099,173          $1,196,737
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

                    1996                1995
Balance at beginning
 of period          $44,566             $22,488
Provision charged
 to expense         2,879               2,424
Finance receivables
 charged-off        (3,220)             (1,707)
Recoveries          660                 401

Balance at March 31 $44,885             $23,606
                    ====                =====
Allowance as a
 percent of
 finance
 receivables
 outstanding at
 end of period      3.71%               2.15%
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

(Dollars in thousands)
                    1996                1995

Balance at
 beginning of
 period             $63,761             $66,477
Discounts acquired
 on new volume      21,617              22,533
Losses absorbed     (21,033)            (19,102)

Balance at March 31 $64,345             $69,908
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
        ======               ======         =====       ======

Stockholders' Equity
The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at March 31, 1996 was $301.5 million which compares with $232.6 million at March 31, 1995 and $284.3 million at December 31, 1995. For the three months ended March 31, 1996 the Company had net income of $32.3 million and declared cash dividends of $12.9 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $684 thousand also being added to the equity of the Company.

At March 31, 1995 stockholders' equity stated as a percent of total assets was 19.3% which compares with 21.5% at March 31, 1995 and 17.4% at December 31, 1995.

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

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1996 the Company's net interest income increased 18% to $58.3 million when compared with $49.3 million in 1995. The net interest margin (annualized) which is the ratio of net interest income divided by average interest earning assets was 16.30% in 1996 compared with 18.21% in 1995. The change in net interest margin is primarily attributable to lower yielding investment assets and interest rate changes on the Company's various debt instruments. The changes in interest rates are reflective of general interest rate trends in the U.S. economy. The following table summarizes the amount of the net interest margin for the three months ended March 31 (dollars in thousands):

                    1996                  1995
Three Months Ended Annualized            Annualized
            Average    Interest   Rate     Average Interest  Rate
            Out-       Income/    Earned   Out-    Income/   Earned
            standing   Expense    & Paid   standing Expense  & Paid
Finance
 receivables$1,199,673 68,771     22.93%    1,065,226 62,195 23.35%
Investments 231,786    2,609      4.50%     13,240    200    6.04%

Total
 Interest
 earning
 assets     $1,431,459 $74,380    20.78%    $1,078,466$62,39523.14%
Interest
 bearing
 liabilities946,807    16,036     6.79%     754,468   13,110 7.05%
---------------------------------------------------------------
Net         $484,652   $58,344    13.99%    $323,998  $49,28516.09%
            =====      ====       ====      =====     ====   ====
Net interest
 margin as a
 percentage
 of average
 interest
 earning
 assets                           16.30%                     18.21%
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
                           ====                ====

Other income as a % of
 average interest
 earnings assets
 (Annualized)              6.91%               4.73%
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

During 1996 other operating expenses increased 49.2% over 1995.
The following table summarizes the components of other expenses for the three months ended March 31 (dollars in thousands):

                           Three Months Ended
                           March 31
                           1996                1995
Salaries and employees
 benefits                  $13,540             $11,203
Insurance claims expense   6,304               627
Other operating expenses   8,867               7,411

Total                      $28,711             $19,241
                           ====                ====
Other expenses as a % of
 average interest
 earning assets
 (Annualized)              8.02%               7.13%
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

                           Three Months Ended
                           March 31
                           1996                1995
Loss provision charged to
 income                    $2,879              $2,424
Charge-offs net of
 recoveries                2,560               1,306
Net charge-offs against
 nonrefundable dealer
 reserves                  21,033              19,102
Allowance for finance
 credit losses at end of
 period                    44,885              23,606
Dealer reserves at end of
 period                    64,345              69,908

Ratios:

Net charge-offs
 (annualized) against
 allowance to average-
 finance receivables       .85%                .49%
Net charge-offs against
 nonrefundable dealer
 reserves to average
 finance receivables       7.01%               7.17%
Allowance for finance
 credit losses to net
 finance receivables at
 end of period             3.71%               2.15%
Dealer reserves to net
 sales finance receivables
 at end of period          6.01%               7.05%

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
6. Mercury Finance Company
   net income per share
   (line 1 divided by
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