Form 10-Q/A
period 1996-06-30
MERCURY FINANCE CO
filed 1996-11-21
CIK 846378

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


Common Stock - $1 par value, 177,522,152 shares as of August 12,
1996.
Treasury Stock - 4,236,557 shares as of August 12, 1996

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

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MERCURY FINANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) June 30                          Dec. 31
                       1996           1995              1995
(Unaudited)
ASSETS
Cash                   $24,629        $10,803           $22,967
Investments            211,719        11,966            242,043
Finance receivables    1,212,230      1,152,491         1,196,737
Less allowance for
 finance credit losses (45,242)       (24,610)          (44,566)
Less Nonrefundable
 dealer reserves       (61,442)       (71,344)          (63,761)
                       ------------   -----------       -----------
Finance receivables,
 net                   1,105,546      1,056,537         1,088,410
Deferred income taxes  17,089         8,619             22,031
Premises, fixtures and
 equipment at cost,
 net of accumulated
 depreciation          8,256          4,499             7,022
Goodwill               14,868         15,679            15,274
Reinsurance
 receivable            34,055         0                 89,962
Deferred acquisition
 costs                 47,338         817               26,171
Other assets
 (including
 repossessions)        128,531        19,434            121,038
                       ----------     ---------         --------
TOTAL ASSETS           $1,592,031     $1,128,354        $1,634,918
                       =====          =====             =====

LIABILITIES AND
STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt,
 commercial paper      $414,918       $354,713          $489,990
Senior debt,
 term notes            503,750        423,875           438,750
Subordinated debt      26,000         35,500            29,500
Accounts payable and
 other liabilities     65,156         42,353            68,931
Unearned premium and
 claim reserves        199,508        950               195,761
Reinsurance payable    40,797         0                 105,081
Income taxes payable   15,037         4,444             22,640
                       ----------     ---------         --------
TOTAL LIABILITIES      1,265,166      861,835           1,350,653
                       ----------     ---------         --------

STOCKHOLDERS' EQUITY
Common stock - $1.00
 par value:
 5000,000,000 shares
 authorized
Jun 30 1996 -
 177,403,354 shares
 outstanding
Jun 30 1995 -
 117,332,000 shares
 outstanding
Dec 31 1995 -
 176,478,520 shares
 outstanding           177,403        117,332           176,478
Paid in capital        4,113          13,769            39
Retained earnings      183,704        160,488           142,916
Unrealized
 appreciation          (130)          0                 1,969
Treasury stock at cost
 Jun 30, 1996 -
  3,996,557 shares
 Jun 30, 1995 -
  1,983,105 shares
 Dec 31, 1995 -
  3,896,557 shares     (38,225)       (25,070)          (37,137)
                       ----------     ---------         --------
TOTAL STOCKHOLDERS'
 EQUITY                326,865        266,519           284,265
                       ----------     ---------         --------
TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY                $1,592,031     $1,128,354        $1,634,918
                       =====          =====             =====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
(Dollars in thousands except per share amounts)

                            Three Months Ended  Six Months Ended
                            1996      1995      1996       1995
INTEREST INCOME
Finance charges, fees and
 other interest             $72,904   $65,523   $144,675   $127,717
Investment income           2,989     195       5,598      395
                            -------   -------   --------   --------
Total interest income       75,893    65,718    150,273    128,112
Interest expense            15,983    13,897    32,019     27,006
                            -------   --------  --------   -------
Net interest income         59,910    51,821    118,254    101,106
Provision for finance
 credit losses              2,838     2,426     5,717      4,850
                            -------   --------  --------   -------
Net interest income after
 provision for finance
 credit losses              57,072    49,395    112,537    96,256
                            -------   --------  --------   -------
OTHER INCOME
Insurance premiums and
 commissions                28,244    10,492    50,941     20,465
Fees and other              2,110     2,812     4,147      5,581
                            -------   --------  --------   -------
Total other income          30,354    13,304    55,088     26,046
                            -------   --------  --------   -------
OTHER EXPENSES
Salaries and employee
 benefits                   13,167    11,916    26,707     23,120
Occupancy expense           1,453     1,160     2,871      2,286
Equipment expense           678       504       1,229      966
Data processing expense     706       734       1,516      1,475
Insurance claims expense    9,332     720       15,636     1,348
Other operating expenses    6,512     5,313     12,599     10,394
                            -------   --------  --------   -------
Total other expenses        31,848    20,347    60,558     39,589
                            -------   --------  --------   -------
Income before income taxes  55,578    42,352    107,067    82,713
Applicable income taxes     21,157    15,534    40,391     30,884
                            -------   --------  --------   -------
NET INCOME                  $34,421   $26,818   $66,676    $51,829
                            =====     =====     =====      ====
NET INCOME PER COMMON SHARE
 (adjusted for all
 stock splits)              $0.20     $0.15     $0.38      $0.30
                            =====     =====     =====      ====
Weighted average number of
 common and common share
 equivalents outstanding    173,937   173,764   173,998    173,391
                            =====     =====     =====      ====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
(Dollars in thousands)

                            Three Months Ended  Six Months Ended
                            1996      1995      1996       1995
COMMON STOCK
Balance at beginning of
 period                     $176,580  $116,251  $176,478   $116,080
Stock options exercised     1,085     1,257     1,187      1,428
Stock traded in to
exercise stock options      (262)     (176)     (262)      (176)
                            -------   --------  --------   -------
Balance at June 30          $177,403  $117,332  $177,403   $117,332
                            =====     =====     =====      ====
PAID IN CAPITAL
Balance at beginning
 of period                  $621      $7,621    $39        $6,384
Stock options exercised     48        734       256        1,423
Tax benefit from stock
 options exercised          3,444     5,414     3,818      5,962
                            -------   --------  --------   -------
Balance at June 30          $4,113    $13,769   $4,113     $13,769
                            =====     =====     =====      ====
RETAINED EARNINGS
Balance at beginning of
 period                     $162,232  $133,755  $142,916   $128,157
Net income                  34,424    26,818    66,676     51,829
Dividends                   (12,949)  (85)      (25,888)   (19,498)
                            -------   --------  --------   -------
Balance at June 30          $183,704  $160,488  $183,704   $160,488
                            =====     =====     =====      ====

UNREALIZED APPRECIATION
Balance at beginning
 of period                  $341      $0        $1,969     $0
Change during the period    (471)     0         (2,099)    0
                            --------  --------  --------   --------
Balance at end of period    ($130)    $0        ($130)     $0
                            =====     =====     =====      =====

TREASURY STOCK
Balance at beginning of
 period                     ($38,225) ($25,070) ($37,137) ($23,107)
Purchases                   0         0         (1,088)   (1,963)
                            -------   --------  --------  -------
Balance at June 30          ($38,225) ($25,070) ($38,225) ($25,070)
                            =====     =====     =====     =====

Total stockholders' equity  $326,865  $266,519  $326,865  $266,519
                            =====     =====     =====     =====

MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
(Dollars in thousands)

                            Three Months Ended  Six Months Ended
                            1996      1995      1996      1995
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income                  $34,421   $26,818   $66,676   $51,829
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
   Provision for finance
   credit losses            2,838     2,426     5,717     4,850
   Net finance receivables
   charged off against
   allowance for finance
   credit losses            (2,481)   (1,422)   (5,041)   (2,728)
   Provision for deferred
   income taxes             652       (620)     2206      (1,329)
   Depreciation             364       271       728       522
   Amortization of goodwill 203       203       406       406
   Net (increase) decrease
   in other assets          (37,920)  1,139     29,803    4,219
   Net increase (decrease)
   in other liabilities     (1,671)   (32,931)  (71,917)  (10,324)
   Net increase (decrease)
   in dealer reserve        (2,903)   1,436     (2,319)   4,867
                            -------   --------  --------  -------
Net cash provided by
 operating activities       (6,497)   (2,680)   26,439    52,312
                            -------   --------  --------  -------
CASH FLOWS FROM
INVESTING ACTIVITIES
Cash collected on
 finance receivables        283,824   269,407   576,716   529,460
Finance receivables
 originated or acquired     (280,294) (333,293) (590,769) (662,954)
Net change in unearned
 finance charges and
 unearned insurance
 commissions                (4,819)   10,568    (1,440)   20,870
Net (increase) decrease in
 investment securities      9,310     1,830     30,324    2,219
Net increase (decrease)
 in unrealized
 appreciation               (471)     0         (2,099)
Purchases of properties
 and equipment              (605)     (1,293)   (1,962)   (1,529)
                            -------   --------  --------  -------
Net cash used in
 investing activities       6,945     (52,781)  10,770    (111,934)
                            -------   --------  --------  -------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Net increase (decrease)
 in commercial paper        (49,209)  (115,353) (75,072)  (95,232)
Senior debt retired         0         (1,500)   (25,000)  (1,500)
Senior debt issued          60,000    160,000   90,000    160,000
Subordinated debt retired   3,500     0         3,500     0
Stock options exercised     4,315     7,230     4,999     8,638
Dividends paid              (12,949)  (85)      (25,886)  (19,498)
Treasury stock acquired     0         0         (1,088)   (1,963)
                            -------   --------  --------  -------
Net cash provided by
 financing activities       (1,343)   50,292    (35,547)  50,445
                            -------   --------  --------  -------
Net increase (decrease)
 in cash and cash
 equivalents                (895)     5,169)    1,662     (9,177)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD        25,524    15,972    22,967    19,980
                            -------   --------  --------  -------
CASH AND CASH EQUIVALENTS
 END OF PERIOD              $24,629   $10,803   $24,629   $10,803
                            =====     =====     =====     ====

                            Three Months Ended  Six Months Ended
                            1995      1994      1995      1994
SUPPLEMENTAL DISCLOSURES
Income taxes paid to
 federal and state
 governments                $25,385   $24,157   $47,995   $26,605
                            =====     =====     =====     ====
Interest paid to creditors  $11,750   $13,897   $23,354   $25,885
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

MERCURY FINANCE COMPANY
CONSOLIDATED AVERAGE BALANCE SHEETS
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
(Dollars in thousands)

                        Three Months Ended    Six Months Ended
                        1996       1995       1996       1995
ASSETS
Cash                    $25,116    $15,252    $23,883    $16,519
Investments             216,708    14,048     224,247    13,644
Finance receivables     1,210,168  1,130,040  1,204,921  1,100,133
Less allowance for
 finance credit losses  (45,087)   (24,163)   (44,873)   (23,559)
Less nonrefundable
 dealer reserves        (64,893)   (70,723)   (65,262)   (69,327)
                        -------    --------   --------   -------
Finance receivables,
 net                    1,100,188  1,035,154  1,094,786  1,007,247
Deferred income taxes   17,469     8,327      17,959     7,929
Furniture, fixtures
 and equipment, net
 of accumulated
 depreciation           8,148      4,302      7,907      3,892
Other assets
 (including
 repossessions
 & goodwill)            182,582    33,377     198,874    33,253
                        -------    --------   --------   -------
TOTAL ASSETS            $1,550,211 $1,110,460 $1,567,656 $1,082,484
                        =====      =====      =====      ====
LIABILITIES AND
STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt,
 commercial paper       $410,676   $493,654   $444,200   $473,624
Senior debt,
 term notes             493,750    267,641    466,667    266,508
Subordinated debt       28,417     35,500     28,958     35,500
Accounts payable and
 other liabilities      303,325    60,634     318,390    60,819
Income taxes payable    11,752     6,091      15,927     8,474
                        -------    --------   --------   -------
TOTAL LIABILITIES       1,247,920  863,520    1,274,142  844,925
                        -------    --------   --------   -------
STOCKHOLDERS' EQUITY
Common stock            176,782    117,010    176,650    116,606
Paid in capital         1,679      11,408     983        9,319
Retained earnings       162,055    143,592    154,016    136,541
Unrealized appreciation 0          0          0          0
Treasury stock          (38,225)   (25,070)   (38,135)   (24,907)
                        -------    --------   --------   -------
TOTAL STOCKHOLDERS'
 EQUITY                 302,291    246,940    293,514    237,559
                        -------    --------   --------   -------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY   $1,550,211 $1,110,460 $1,567,656 $1,082,484
                        =====      =====      =====      ====
NUMBER OF DAYS          91         91         182        181
MONTHS COMPLETED        3          3          6          6
RATIOS
Return on
 average equity         45.55%     43.44%     45.43%     43.63%
Return on
 average assets         8.88%      9.66%      8.51%      9.58%
Yield on
 earning assets         21.28%     22.98%     21.03%     23.00%
Rate on interest
 bearing liabilities    6.87%      7.00%      6.83%      7.02%
Net interest margin     16.79%     18.10%     16.55%     18.12%

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at June 30, 1996 (unaudited) when compared with June 30, 1995 (unaudited) and December 31, 1995 and the results of operations for the three and six months ended June 30, 1996 and 1995 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION
Assets and Finance Receivables

Total assets of the Company increased 41% to $1,592.0 million from $1,128.4 million one year ago. Finance receivables increased 5% to $1,212.2 million at June 30, 1996.

The increase in assets, exclusive of the growth in finance receivables, was primarily the result of the October 1995 acquisition of Lyndon. The increase in finance receivables was primarily attributable to production of receivables from the increased number of offices operated by the Company.

During the period from December 31, 1995 through June 30, 1996 total assets decreased $42.9 million principally because of offsetting reductions in reinsurance receivable and payable.

The Company's offices in Florida, Texas and Illinois accounted for approximately 46% of all finance receivables, with the remainder being originated in the other 28 states where offices are located. The total number of offices at June 30, 1996 was 287 compared to 260 at June 30, 1995 and 276 at December 31, 1995.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

               June 30, 1996     June 30, 1995    Dec. 31, 1995
                           %  of            %  of            %  of
               Amount      Total Amount     Total Amount     Total
Sales finance
 receivables   $1,272,861  87%  $1,271,322 90%   $1,256,977  87%
Direct finance
 receivables   182,478     13%   134,602    10%   184,309    13%
               -----       ---   -------    --    ------     ---
Total gross
 finance
 receivables   1,455,339   100%  1,405,924  100%  1,441,286  100%
               ===         ==    ===        ==    =====      ==
Unearned
 finance
 charges       (231,458)         (244,124)        (231,791)
Unearned
 insurance
 commissions,
 insurance
 premiums
 and
 insurance
 reserves      (11,624)          (9,309)          (12,758)
               ---               ----             ----
Finance
 receivables   $1,212,230        $1,152,491       $1,196,737
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

                                    1996               1995
Balance at beginning of period      $44,566            $22,488
Acquisition                         0                  0
Provision charged to expense        5,717              4,850
Finance receivables charged-off     (6,158)            (3,506)
 recoveries                         1,117              778
                                    ----               ----
Balance at June 30                  $45,242            $24,610
                                    =====              =====
Allowance as a percent of finance
 receivables outstanding at end
 of period                          3.73%              2.14%
                                    =====              =====

The increase in the provision and allowance for finance credit losses in 1996 is primarily attributable to the increase in finance receivables outstanding.

Nonrefundable Dealer Reserves

Mercury purchases a majority of its sales finance contracts from dealers at a discount.A significant portion of the discount represents anticipated credit losses and based upon projected loss experience, is allocated to nonrefundable dealer reserves. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased.
The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the six month periods ended June 30.

                                    1996               1995
Balance at beginning of period      63,761             66,477
Discounts acquired on new volume    38,640             45,424
Losses absorbed                     (40,959)           (40,557)
                                    --------           --------
Balance at June 30                  61,442             71,344
                                    =====              =====

Debt

The primary source for funding the Company's finance receivables comes from the issuance of debt. At June 30, 1996 the Company had total debt of $944.7 million which compares with $814.1 million at June 30, 1995.

In addition to the Company's outstanding debt the Company has revolving credit facilities and a back up line of credit which total $500 million. The revolving credit facilities and the back up line are totally available for use by the Company and at June 30, 1996 nothing was outstanding under these arrangements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                 June 30, 1996  June 30, 1995  Dec. 31, 1995
                 Balance  Rate  Balance  Rate  Balance   Rate
Senior Debt:
Commercial
  paper          $414,918 5.7%  $354,713 6.2%  $489,990  6.0%
 Term notes      503,750  7.2%  423,875  7.1%  438,750   7.2%
Subordinated
 debt            26,000   10.2% 35,500   10.2% 29,500    10.2%
                 ----     ---   ----     --    ----      ---
Total            $944,668 6.5%  $814,088 6.7%  $958,240  6.6%

                 ====     ==    =====    ==    =====     ==

The interest rates reflected in the preceding table do not include amortized costs related to the issuance of debt, costs related to the maintenance of credit line facilities and the interest differential related to interest exchange agreements. The effect of these costs, which are included in interest expense in the consolidated financial statements, increases the effective interest rate by approximately 23 basis points at June 30, 1996.

The following table sets forth information with respect to maturities of senior and subordinated debt at June 30, 1996
(dollars in thousands):

            Senior Debt  Senior Debt
Maturity    Commercial   Term        Subordinated
            Paper        Notes       Debt          Total
1996        $414,918     15,125      0             430,043
1997        0            96,625      14,000        110,625
1998        0            167,000     12,000        179,000
1999        0            81,000                    81,000
After 1999  0            144,000                   144,000
            ---          ----        ----          ----
Total       $414,918     $503,750    $26,000       $944,668
            ===          ===         ===           ===

Stockholders' Equity
The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at June 30, 1996 was $326.9 million which compares with $266.5 million at June 30, 1995 and $284.3 million at December 31, 1995. For the six months ended June 30, 1996 the Company had net income of $66.7 million and paid cash dividends of $25.9 million resulting in a retention of 61% of current earnings. In addition, eligible employees of the Company exercised options to purchase shares resulting in $8.6 million also being added to the equity of the Company.

At June 30, 1996 stockholders' equity stated as a percent of total assets was 20.53% which compares with 23.6% at June 30, 1995 and 17.39% at December 31, 1995.

RESULTS OF OPERATIONS

Net Income

For the three and six months ended June 30, 1996 the Company had net income of $34.4 million and $66.7 million which represent increases of 28% and 29% from the $26.8 million and $51.8 million earned in 1995. The increase in net income is primarily attributable to income derived from increased finance receivables outstanding resulting from additional offices opened in 1996 and 1995 and increased volume in existing offices.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1996 the Company's net interest income was $59.9 million and $118.3 million an increase of 16% and 17% from 1995. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 16.79% for the three months ended June 30, 1996 and 16.55% for the six months ended June 30, 1996. This compares with a net interest margin of 18.10% and 18.12% for the three and six months ended June 30, 1995.

The change in net interest margin is primarily attributable to lower yielding investment assets associated with the Lyndon acquisition and interest rate changes on the Company's various debt instruments. The following tables summarize the amount of the net interest margin for the three and six months ended June 30 (dollars in thousands):

                                                1996
                                               Annualized
Three Months Ended            Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Finance receivables           $1,210,168     $72,9904    24.10%
Investments                   216,708        2,989       5.52%
                              --------       --------    --------
Total interest earning
 assets                       $1,426,876     $75,893     21.28%
Interest bearing liabilities  932,843        15,983      6.87%
                              ----           ----        ---
Net                           $494,033       $59,910     14.41%
                              ====           ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  16.79%
                                                         ===

                                                1995
                                               Annualized
Three Months Ended            Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Finance receivables           $1,130,040     $65,523     23.19%
Investments                   14,048         195         5.55%
                              --------       --------    --------
Total interest earning
 assets                       $1,144,088     $65,718     22.98%
Interest bearing liabilities  796,795        13,897      7.00%
                              ----           ----        ---
Net                           $347,293       $51,821     15.98%
                              ====           ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.10%
                                                         ===

                                                1996
                                               Annualized
Six Months Ended              Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Finance receivables           $1,204,921     $144,675    24.01%
Investments                   224,247        5,598       4.99%
                              --------       --------    --------
Total interest earning
 assets                       $1,429,168     $150,273    21.03%
Interest bearing liabilities  939,825        32,019      6.83%
                              ----           ----        ---
Net                           $489,343       $118,254    14.20%
                              ====           ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  16.55%
                                                         ===

                                                1995
                                               Annualized
Six Months Ended              Average        Interest    Rate
                              Out-           Income      Earned
                              standing       Expense     and Paid
Finance receivables           $1,100,133     $127,717    23.22%
Investments                   13,644         395         5.79%
                              --------       --------    --------
Total interest earning
 assets                       $1,113,777     $128,112    23.00%
Interest bearing liabilities  775,632        27,006      7.02%
                              ----           ----        ---
Net                           $338,145       $101,106    15.98%
                              ====           ====        ===
Net interest margin as a
percentage of average
interest earning assets                                  18.12%
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

For the three and six months ended June 30, 1996, the Company experienced increases in its insurance premiums which are primarily attributable to the acquisition of Lyndon Insurance Companies in 1995. The following table summarizes the amounts earned from these products for the three and six months ended June 30 (dollars in thousands):

                          Three Months Ended     Six Months Ended
                          June 30                June 30
                          1996        1995       1996      1995
Insurance premiums and
 commissions              $28,244     $10,492    $50,941   $20,465
Vehicle protection club
 memberships              792         1,050      ?1,398    2,035
Fees and other            1,318       1,762      2,748     3,546
                          ---         ---        ---       ---
Total                     $30,354     $13,304    $55,088   $26,046
                          ====        ====       ====      ====
Other income as a %
 of average interest
 earnings assets
 (Annualized)             8.51%       4.65%      7.71%     4.68%
                          ====        ====       ====      ====

Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and six months ended June 30 (dollars in thousands):

                          Three Months Ended     Six Months Ended
                          June 30                June 30
                          1996        1995       1996      1995
Salaries and employees
 benefits                 $13,167     $11,916    $26,707   $23,120
Insurance claims expense  9,332       720        15,636    1,348
Other operating expenses  9,349       7,711      18,215    15,121
                          ---         ---        ---       ---
Total                     $31,848     $20,347    $60,558   $39,589
                          ====        ====       ====      ====
Other expenses as a % of
 average interest
 earning assets
 (Annualized)             8.93%       7.11%      8.47%     7.11%
                          ====        ====       ====      ====

Income Taxes

Income taxes increased due to a higher level of pretax income in 1996. The effective tax rate was 37.7% in 1996 and 37.3% in 1995.

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

                          Three Months Ended     Six Months Ended
                          June 30                June 30
                          1996        1995       1996      1995
Loss provision charged to
 income                   $2,838      $2,426     $5,717    $4,850
Charge-offs net of
 recoveries               2,481       1,422      5,041     2,728
Net charge-offs against
 nonrefundable dealer
 reserves                 19,926      21,455     40,959    40,557

Allowance for finance
 credit losses at end
 of period                                       45,242    24,610
Dealer reserves at end
 of period                                       61,442    71,344

Ratios:
Net charge offs
 (annualized) against
 allowance to average
 finance receivables      .82%        .50%       .84%      .49%
Net charge-offs against
 nonrefundable dealer
 reserves                 6.59%       7.59%      6.80%     7.37%
Allowance for finance
 credit losses to net
 finance receivables
 at end of period                                3.71%     2.14%
Dealer reserves to
 net sales finance
 receivables at end
 of period                                       5.82%     6.85%

Delinquencies

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at June 30 (dollars in thousands):

               June 30, 1996              June 30, 1995
                       % of related               % of related
                       Gross Outstanding          Gross Outstanding
                       Receivable                 Receivable
               Amount  Balance            Amount  Balance
Sales finance
 receivables   $10,022 .79%               $8,387  .66%
Direct finance
 receivables   3,412   1.87%              2,859   2.12%
               ---     ---                ---     --
Total          $13,434 .92%               $11,246 .80%
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

The Company also maintains back up lines of credit totalling $ 25 million and revolving credit facilities totalling $500 million. At June 30, 1996 the Company had no debt outstanding under these credit arrangements.

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

MERCURY FINANCE COMPANY
(Registrant)

Date: August 12, 1996     /s/      John N. Brincat
                                   John N. Brincat
                                   Chairman of the Board,
                                   President & Chief
                                   Executive Officer
                                   (Duly Authorized Officer)

Date: August 12, 1996     /s/      James A. Doyle
                                   James A. Doyle
                                   Senior Vice President,
                                   Controller & Principal
                                   Accounting Officer

Date: August 12, 1996     /s/      Bradley S. Vallem
                                   Bradley S. Vallem
                                   Treasurer
                                   & Principal Financial Officer

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

(Dollars in thousands except per share amounts)

                   Three Months Ended    Six Months Ended
                   1996         1995     1996       1995
INCOME DATA:
1.  Net income
 Mercury Finance
 Company           $34,421      $26,818  $66,676    $51,829
2.  Weighted
 average common
 shares
 outstanding
 (adjusted for
 stock split)      176,782      175,514  176,651    174,909
3.  Treasury stock (3,997)      (2,974)  (3,997)    (2,974)

EFFECT OF COMMON
 STOCK EQUIVALENTS
 (C.S.E.):
4.  Weighted
 average shares
 reserved for
 stock options     1,152        1,224    1,344      1,456

NET INCOME PER
 COMMON SHARE:
5.  Weighted
 average common
 share and common
 stock equivalents
 (line 2+3+4)      173,937      173,764  173,998    173,391
6.  Mercury
 Finance Company
 net income per
 share
 (line 1/line 5)   $0.20        $0.15    $0.38      $0.30

MERCURY FINANCE COMPANY
EXHIBIT 12
RATIO OF EARNINGS TO FIXED CHARGES
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)

(Dollars in thousands except per share amounts)
                   Three Months Ended    Six Months Ended
                   1996         1995     1996       1995
Net income         $34,421      $26,818  $66,676    $51,829
Provision for
 income taxes      21,157       15,534   40,391     30,884
                   ----         ----     ----       ---
Add Fixed Charges:
 Cost of
 borrowings        15,983       13,897   32,019     27,006
 One-thrid of
 rentals           425          327      829        644
                   ----         ----     ----       ---
Total fixed
 charges           16,408       14,224   32,848     27,650
                   ----         ----     ----       ---
Total net income,
 provision for
 income taxes and
 fixed charges
 "earnings"        $71,986      $56,576  $139,915   $110,363
                   =====        =====    =====      ====

Ratio of earnings
 to fixed charges  4.39         3.98     4.26       3.99
                   =====        =====    =====      ====