Form 10-Q/A
period 1995-03-31
MERCURY FINANCE CO
filed 1998-01-07
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended March 31, 1995                 Commission File No. 1-10176



                             MERCURY FINANCE COMPANY
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             36-3627010
  (State or other jurisdiction of         (I.R.S. Employer identification no.)
   incorporation or organization)


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


Yes      No  X

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.


Common Stock - $1 par value, 117,039,126 shares as of April 28, 1995. Treasury Stock - 1,983,105 shares as of April 28, 1995.


                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
PART I    FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
          Consolidated Balance Sheets . . . . . . . . . . .                1
          Consolidated Statements of Income . . . . . . . .                2
          Consolidated Statements of Changes in Stockholders'
            Equity  . . . . . . . . . . . . . . . . . . . .                3
          Consolidated Statements of Cash Flows . . . . . .                4
          Notes to Consolidated Financial Statements  . . .                5
          Consolidated Average Balance Sheets . . . . . . .                7
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS . . . . . . . . . . . . . . . . . .                8
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .                18
Item 2.   Changes in Securities . . . . . . . . . . . . . .                18
Item 3.   Defaults Upon Senior Securities . . . . . . . . .                18
Item 4.   Submission of Matters to a Vote of Security Holders              18
Item 5.   Other Information . . . . . . . . . . . . . . . .                18
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .                18
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .                19
INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .                20
          Exhibit No. 11 - Computation of Net Income Per
           Share  . . . . . . . . . . . . . . . . . . . . .                21



PART 1 - FINANCIAL INFORMATION

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

ITEM 1.  FINANCIAL STATEMENTS


                    MERCURY FINANCE COMPANY
                    CONSOLIDATED BALANCE SHEETS


                                                                               March 31              Dec. 31

(Dollars in thousands)                                                    1995        1994            1994

                                                                             (Unaudited)
ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $15,972      $13,114         $19,980
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .           13,795       11,758          14,184
Finance receivables . . . . . . . . . . . . . . . . . . . . . .        1,095,675      872,513       1,039,867
Less allowance for finance credit losses  . . . . . . . . . . .          (23,606)     (19,278)       (22,488)
Less Nonrefundable dealer reserves  . . . . . . . . . . . . . .          (69,908)     (63,689)       (66,477)

Finance receivables, net  . . . . . . . . . . . . . . . . . . .        1,002,161      789,546         950,902

Prepaid pension expense . . . . . . . . . . . . . . . . . . . .              507        1,040             507
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .            7,999        6,202           7,290
Furniture, fixtures and equipment, net of
      accumulated depreciation  . . . . . . . . . . . . . . . .            3,477        3,300           3,492
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,201        9,981          15,404
Other assets (including repossessions)  . . . . . . . . . . . .           20,356        8,921          24,644

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .       $1,079,468     $843,862      $1,036,403

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper and notes . . . . . . . . . . . .         $470,066     $275,851        $449,945
Senior debt, term notes . . . . . . . . . . . . . . . . . . . .          265,375      266,000         265,375
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . .           35,500       35,000          35,500
Accounts payable and other liabilities  . . . . . . . . . . . .           63,607       46,571          53,401
Income taxes payable  . . . . . . . . . . . . . . . . . . . . .           15,734       14,288           4,668

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .          850,282      637,710         808,889

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:
                             300,000,000 shares authorized
          Mar 31 1995 - 116,250,826 shares outstanding
          Mar 31 1994 - 115,769,306 shares outstanding
          Dec 31 1994 - 116,079,703 shares outstanding  . . . .          116,251      115,769         116,080
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .            7,621        3,900           6,384
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .          130,384       86,654         128,157
Treasury stock 1,983,105 shares at cost at March 31, 1995 . . .          (25,070)        (171)        (23,107)

TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .          229,186      206,152         227,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .       $1,079,468     $843,862      $1,036,403



               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31
                    (Unaudited)


                                                                                           Three Months Ended

(Dollars in thousands except per share amounts)                                               1995      1994

INTEREST INCOME
Finance charges, fees and other interest  . . . . . . . . . . . . . . . . . . . .          $59,270    $47,816
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,110      8,528

Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,160     39,288
Provision for finance credit losses . . . . . . . . . . . . . . . . . . . . . . .            2,424      1,766

Net interest income after provision for
     finance credit losses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,736     37,522

OTHER INCOME
Insurance commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,830      4,030
Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,584      2,216
Fees and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,968      2,270

Total other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,382      8,516

OTHER EXPENSES
Salaries and employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . .           11,203      8,406
Occupancy expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,127        875
Equipment expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              461        393
Data processing expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              741        619
Insurance claims expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              116        716
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,382      3,183

Total other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,030     14,192

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,088     31,846
Applicable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,448     12,290

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $21,640    $19,556

NET INCOME PER COMMON SHARE
     (adjusted for all stock splits)  . . . . . . . . . . . . . . . . . . . . . .            $0.19      $0.17

Weighted average number of common and
     common share equivalents outstanding . . . . . . . . . . . . . . . . . . . .          115,346    117,224




     MERCURY FINANCE COMPANY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     THREE MONTHS ENDED MARCH 31
          (Unaudited)


                                                                                           Three Months Ended

(Dollars in thousands)                                                                       1995        1994

COMMON STOCK
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         $116,080   $115,649
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              171        120
Stock split . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0          0

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $116,251   $115,769

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .           $6,384     $2,856
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              689        603
Tax benefit from stock options exercised  . . . . . . . . . . . . . . . . . . . .              548        441
Transfer from Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . .                0          0
Stock split . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0          0

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $7,621     $3,900

RETAINED EARNINGS
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         $128,157    $75,193
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           21,640     19,556
Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (19,413)    (8,095)
Transfer to Paid in Capital . . . . . . . . . . . . . . . . . . . . . . . . . . .                0          0

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $130,384    $86,654

TREASURY STOCK
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         ($23,107)     ($171)
Purchases (143,400 shares)  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,963)         0
Retirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0          0

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($25,070)     ($171)


Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $229,186   $206,152



               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31
                    (Unaudited)


                                                                                           Three Months Ended

(Dollars in thousands)                                                                       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $21,640    $19,556
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for finance credit losses  . . . . . . . . . . . . . . . . . . . .            2,424      1,766
     Net finance receivables charged off against
         allowance for finance credit losses  . . . . . . . . . . . . . . . . . .           (1,306)      (832)
     Provision for deferred income taxes  . . . . . . . . . . . . . . . . . . . .             (709)      (691)
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              251        212
     Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .              203        132
     Net (increase) decrease in other assets  . . . . . . . . . . . . . . . . . .            4,288      1,904
     Net increase (decrease) in other liabilities . . . . . . . . . . . . . . . .           21,272     18,556
     Net increase (decrease) in nonrefundable dealer reserves . . . . . . . . . .            3,431      6,448

         Net cash provided by operating activities  . . . . . . . . . . . . . . .           51,494     47,051

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance receivables  . . . . . . . . . . . . . . . . . . .          187,331    166,844
Finance receivables originated or acquired  . . . . . . . . . . . . . . . . . . .         (243,139)  (219,070)
Net (increase) decrease in investment securities  . . . . . . . . . . . . . . . .              389     (1,225)
Purchases of properties and equipment . . . . . . . . . . . . . . . . . . . . . .             (236)      (767)

         Net cash used in investing activities  . . . . . . . . . . . . . . . . .          (55,655)   (54,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in commercial paper and notes . . . . . . . . . . . . . .           20,121     15,591
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,408      1,164
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (19,413)    (8,095)
Treasury stock acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,963)         0

         Net cash provided by financing activities  . . . . . . . . . . . . . . .              153      8,660

         Net increase (decrease) in cash and
          cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,008)     1,493

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .           19,980     11,621

CASH AND CASH EQUIVALENTS END OF PERIOD . . . . . . . . . . . . . . . . . . . . .          $15,972    $13,114


SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and state governments  . . . . . . . . . . . . . . .           $2,448     $1,229

Interest paid to creditors  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $11,988     $7,473


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

4.   Restatement of Financial Statements.

     In January, 1997, Mercury discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, Mercury has restated the previously reported financial statements for 1995 as follows:

                                                                    Three Months Ended
                                                                       March 31, 1995

 Decrease in finance charges and loan fees                                 $3,125
 Decrease in other income                                                   2,359
 (Decrease) in other expenses                                                (211)

 Decrease in income before income taxes                                     5,273
 Decrease in provision for income taxes                                     1,902

 Decrease in net income for 1995 and
   decrease in retained earnings as of
   December 31, 1995                                                       $3,371


 Decrease in net income per common share                                    $.03


5. See Current Report on Form 8-K filed November 6, 1997, containing 1996, 1995 (as restated) and 1994 financial statements for additional information regarding the impact of the overstatement of earnings and the restatement of previously issued financial statements.


               MERCURY FINANCE COMPANY
               CONSOLIDATED AVERAGE BALANCE SHEETS
               THREE MONTHS ENDED MARCH 31
                    (Unaudited)


                                                                                           Three Months Ended

(Dollars in thousands)                                                                       1995        1994

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $17,786    $13,464
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,240     11,248
Finance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,064,352    839,051
   Less allowance for finance credit losses . . . . . . . . . . . . . . . . . . .          (22,955)   (18,681)
   Less nonrefundable dealer reserves . . . . . . . . . . . . . . . . . . . . . .          (67,931)   (59,675)

   Finance receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          973,466    760,695
Prepaid pension expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              507      1,040
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,531      5,772
Furniture, fixtures and equipment, net of accumulated depreciation  . . . . . . .            3,482      3,172
Other assets (including repossessions & goodwill) . . . . . . . . . . . . . . . .           37,319     19,821

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,053,331   $815,212

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . .         $453,593   $258,582
Senior debt, term notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          265,375    266,000
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,500     35,000
Accounts payable and other liabilities  . . . . . . . . . . . . . . . . . . . . .           61,173     49,677
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,354      9,143

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          825,995    618,402
STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          116,202    115,703
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,230      3,358
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          128,647     77,920
Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (24,743)      (171)

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .          227,336    196,810

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,053,331   $815,212

NUMBER OF DAYS                                                                                  90         90
MONTHS COMPLETED                                                                                 3          3
RATIOS (Annualized)
Return on average equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            38.08%     39.75%
Return on average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8.22%      9.60%
Yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22.00%     22.49%
Rate on interest bearing liabilities  . . . . . . . . . . . . . . . . . . . . . .             7.05%      6.18%
Net interest margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17.07%     18.43%


PART 1 -  FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

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

FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company increased 27% to $1,079.5 million from $843.9 million one year ago. Finance receivables increased 25% to $1,095.7 million at March 31, 1995. The increase in assets and finance receivables were primarily attributable to the production of receivables from the increased number of offices operated by the Company, the inclusion of the Midland branch acquired in 1994 and increased volume in existing offices.

During the period from December 31, 1994 through March 31, 1995 total assets and finance receivables increased 17% and 21% respectively on an annualized basis.

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

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                MARCH 31, 1995         MARCH 31, 1994           DEC. 31, 1994
                                                            %  of                 %  of                  %  of
                                                  Amount    Total       Amount    Total         Amount   Total

Sales finance receivables . . . . . . . .    $1,209,257       90%    $977,978       91%    $1,136,958      89%
Direct finance receivables  . . . . . . .       131,531       10%      93,184        9%       135,472      11%

Total gross finance receivables . . . . .     1,340,788      100%   1,071,162      100%     1,272,430      100%

Unearned finance charges  . . . . . . . .      (236,627)             (189,062)               (222,284)
Unearned insurance commissions,
    insurance premiums and
    insurance reserves  . . . . . . . . .        (8,486)               (9,587)                (10,279)

Finance receivables . . . . . . . . . . .    $1,095,675              $872,513              $1,039,867


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

                                                                              1995             1994

Balance at beginning of period  . . . . . . . . . . . . . . . . . .          $22,488          $18,344
Provision charged to expense  . . . . . . . . . . . . . . . . . . .            2,424            1,766
Finance receivables charged-off . . . . . . . . . . . . . . . . . .           (1,707)          (1,220)
Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              401              388

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . .          $23,606          $19,278

Allowance as a percent of finance receivables
    outstanding at end of period  . . . . . . . . . . . . . . . . .            2.15%            2.21%


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

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                                                  MARCH 31, 1995        MARCH  31, 1994         DEC. 31, 1994
                                                 Balance     Rate      Balance     Rate        Balance     Rate

Senior Debt:
   Commercial paper . . . . . . . . . . .       $470,066     6.3%     $275,851     3.7%       $449,945     6.4%
   Term notes . . . . . . . . . . . . . .        265,375     7.1%      266,000     7.2%        265,375     7.1%
Subordinated debt . . . . . . . . . . . .         35,500    10.2%       35,000    10.2%         35,500   10.2%

        Total . . . . . . . . . . . . . .       $770,941     6.8%     $576,851     5.8%       $750,820     6.8%


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

The following table sets forth information with respect to maturities of senior and subordinated debt at March 31, 1995 (dollars in thousands):

                                             SENIOR DEBT          SENIOR DEBT      SUBORDINATED
MATURITY                                   COMMERCIAL PAPER       TERM NOTES           DEBT           TOTAL

1995  . . . . . . . . . . . . .                 $470,066            25,125             -              495,191
1996  . . . . . . . . . . . . .                   -                 40,125             -              40,125
1997  . . . . . . . . . . . . .                   -                 59,125           20,000           79,125
1998  . . . . . . . . . . . . .                   -                 141,000          15,500           156,500

Total . . . . . . . . . . . . .                 $470,066          $265,375           $35,500        $770,941


STOCKHOLDERS' EQUITY

The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at March 31, 1995 was $229.2 million which compares with $206.2 million at March 31, 1994 and $227.5 million at December 31, 1994. For the three months ended March 31, 1995 the Company had net income of $21.6 million and declared cash dividends of $19.4 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $1.4 million also being added to the equity of the Company.

At March 31, 1995 stockholders' equity stated as a percent of total assets was 21.2% which compares with 24.4% at March 31, 1994 and 22.0% at December 31, 1994.

RESULTS OF OPERATIONS

NET INCOME

For the three months ended March 31, 1995 the Company had net income of $21.6 million which represent an increase of 11% from the $19.6 million earned in 1994. The increase in net income is primarily attributable to income derived from increased finance receivables outstanding resulting from additional offices opened in 1995 and 1994 and increased volume in existing offices.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1995 the Company's net interest income increased 17% to $46.2 million when compared with $39.3 million in 1994. The net interest margin (annualized) which is the ratio of net interest income divided by average interest earning assets was 17.07% in 1995 compared with 18.43% in 1994. The change in net interest margin is primarily attributable to interest rate changes on the Company's various debt instruments. The changes in interest rates are reflective of general interest rate trends in the U.S. economy. The following table summarizes the amount of the net interest margin for the three months ended March 31 (dollars in thousands):

                                                  1995                                       1994
                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid

Interest earning assets . . . . $1,077,592       $59,270      22.00%         $850,299       $47,816     22.49%
Interest bearing liabilities  .    754,468        13,110       6.95%          559,582         8,528      6.18%

Net . . . . . . . . . . . . . .   $323,124       $46,160      15.05%         $290,717       $39,288     16.31%

Net interest margin as a
percentage of average interest
earning assets  . . . . . . . .                               17.07%                                    18.43%


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

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                             1995        1994

Insurance commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $6,830      $4,030
Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,584       2,216
Fees and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,968       2,270

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $10,382      $8,516

Other income as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.85%       4.01%


OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

During 1995 other operating expenses increased 34.1% over 1994. The following table summarizes the components of other expenses for the three months ended March 31 (dollars in thousands):

                                                                                             THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                             1995        1994

Salaries and employees benefits . . . . . . . . . . . . . . . . . . . . . . . . .          $11,203      $8,406
Insurance claims expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              116         716
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,711       5,070

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $19,030     $14,192

Other expenses as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.06%       6.67%


INCOME TAXES

Income taxes increased due to a higher level of pretax income in 1995. The effective tax rate was 38.3% in 1995 and 38.6% in 1994.

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

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                             1995        1994

Loss provision charged to income  . . . . . . . . . . . . . . . . . . . . . . . .           $2,424      $1,766
Charge-offs net of recoveries . . . . . . . . . . . . . . . . . . . . . . . . . .            1,306         832
Allowance for finance credit losses at end of period  . . . . . . . . . . . . . .           23,606      19,278
Dealer reserves at end of period  . . . . . . . . . . . . . . . . . . . . . . . .           69,908      63,689

Ratios:

Net charge offs (annualized) against allowance
to average finance receivables  . . . . . . . . . . . . . . . . . . . . . . . . .             .49%         .40%
Allowance for finance credit losses to net finance
receivables at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . .            2.15%        2.21%
Dealer reserves to gross sales finance receivables
at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.78%        6.51%


DELINQUENCIES

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at March 31 (dollars in thousands):

                                                       MARCH 31, 1995                  MARCH 31, 1994

                                                              % of related                    % of related
                                                             Gross Outstanding                Gross Outstanding
                                                              Receivable                      Receivable
                                                    Amount     Balance              Amount     Balance

Sales finance receivables . . . . . . . . . .       $8,068        .67%              $5,315         .54%
Direct finance receivables  . . . . . . . . .        2,761       2.10%               3,067        3.29%

              Total                                $10,829        .81%              $8,382         .78%


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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - See footnote 10 of the 1996, 1995 (as restated) and 1994 financial statements contained in the Current Report on Form 8-K filed November 6, 1997.

Item 2.   Changes in Securities - Not Applicable.

Item 3. Defaults Upon Senior Securities - See Current Report on Form 8-K filed November 6, 1997, containing 1996, 1995 (as restated) and 1994 financial statements.

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



                             MERCURY FINANCE COMPANY
                                  (Registrant)



Date:  January 7, 1998        /s/  William A. Brandt, Jr.
                                   William A. Brandt, Jr.
                                   President and
                                   Chief Executive Officer



                                INDEX OF EXHIBITS


     Exhibit No.                        Description


          11.                      Computation of Net Income Per Share