Form 10-Q/A
period 1995-06-30
MERCURY FINANCE CO
filed 1998-01-07
CIK 846378

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

                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
PART I    FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
          Consolidated Balance Sheets . . . . . . . . . . .                1
          Consolidated Statements of Income . . . . . . . .                2
          Consolidated Statements of Changes in Stockholders'
            Equity  . . . . . . . . . . . . . . . . . . . .                3
          Consolidated Statements of Cash Flows . . . . . .                4
          Notes to Consolidated Financial Statements  . . .                6
          Consolidated Average Balance Sheets . . . . . . .                8
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS . . . . . . . . . . . . . . . . . .                9
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .                18
Item 2.   Changes in Securities . . . . . . . . . . . . . .                18
Item 3.   Defaults Upon Senior Securities . . . . . . . . .                18
Item 4.   Submission of Matters to a Vote of Security Holders              18
Item 5.   Other Information . . . . . . . . . . . . . . . .                18
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .                18
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .                19
INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .                20
        Exhibit No. 11 - Computation of Net Income Per
                         Share  . . . . . . . . . . . . . .                21



PART 1 - FINANCIAL INFORMATION

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

ITEM 1.  FINANCIAL STATEMENTS


                    MERCURY FINANCE COMPANY
                    CONSOLIDATED BALANCE SHEETS

                                                                               June 30              Dec. 31

(Dollars in thousands)                                                    1995        1994            1994

                                                                             (Unaudited)
ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $10,803      $13,164        $19,980
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .           11,966       10,732         14,184
Finance receivables . . . . . . . . . . . . . . . . . . . . . .        1,136,587      913,607      1,039,867
Less allowance for finance credit losses  . . . . . . . . . . .          (25,210)     (19,995)       (22,488)
Less Nonrefundable dealer reserves  . . . . . . . . . . . . . .          (70,744)     (67,580)       (66,477)

Finance receivables, net  . . . . . . . . . . . . . . . . . . .        1,040,633      826,032        950,902
Prepaid pension expense . . . . . . . . . . . . . . . . . . . .              507          860            507
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .            8,847        6,568          7,290
Premises, fixtures and equipment at cost, net of
      accumulated depreciation  . . . . . . . . . . . . . . . .            4,499        3,350          3,492
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,679        9,850         15,404
Other assets (including repossessions)  . . . . . . . . . . . .           18,161       10,756         24,644

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .       $1,111,095     $881,312     $1,036,403

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . . . . . . .         $354,713     $309,209       $449,945
Senior debt, term notes . . . . . . . . . . . . . . . . . . . .          423,875      266,000        265,375
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . .           35,500       35,000         35,500
Accounts payable and other liabilities  . . . . . . . . . . . .           44,653       47,421         53,401
Income taxes payable  . . . . . . . . . . . . . . . . . . . . .           (2,295)       2,791          4,668

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .          856,446      660,421        808,889

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:
                             300,000,000 shares authorized
          Jun 30 1995 - 117,332,000 shares outstanding
          Jun 30 1994 - 115,976,409 shares outstanding
          Dec 31 1994 - 116,079,703 shares outstanding  . . . .          117,332      115,976        116,080
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .           13,769        5,541          6,384
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .          148,618       99,545        128,157
Treasury stock at cost: Jun 30, 1995 - 1,983,105 shares
                             Jun 30, 1994 - 63,205 shares
                             Dec 31, 1994 - 1,839,705 shares  .          (25,070)        (171)       (23,107)

TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .          254,649      220,891        227,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .       $1,111,095     $881,312     $1,036,403



               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30
                    (Unaudited)

                                                                 Three Months Ended         Six Months Ended

(Dollars in thousands except per share amounts)                  1995          1994          1995        1994

INTEREST INCOME
Finance charges, fees and other interest  . . . . . .          $61,993       $50,818      $121,263    $98,635
Interest expense  . . . . . . . . . . . . . . . . . .           13,897         9,302        27,007     17,831

Net interest income . . . . . . . . . . . . . . . . .           48,096        41,516        94,256     80,804
Provision for finance credit losses . . . . . . . . .            3,026         1,409         5,450      3,175

Net interest income after provision for
     finance credit losses  . . . . . . . . . . . . .           45,070        40,107        88,806     77,629

OTHER INCOME
Insurance commissions . . . . . . . . . . . . . . . .            4,515         4,053        11,345      8,084
Insurance premiums  . . . . . . . . . . . . . . . . .            1,591         2,039         3,175      4,255
Fees and other  . . . . . . . . . . . . . . . . . . .            1,962         2,496         3,930      4,766

Total other income  . . . . . . . . . . . . . . . . .            8,068         8,588        18,450     17,105

OTHER EXPENSES
Salaries and employee benefits  . . . . . . . . . . .           11,916         8,678        23,119     17,085
Occupancy expense . . . . . . . . . . . . . . . . . .            1,160           884         2,287      1,759
Equipment expense . . . . . . . . . . . . . . . . . .              504           408           965        801
Data processing expense . . . . . . . . . . . . . . .              734           636         1,475      1,255
Insurance claims expense  . . . . . . . . . . . . . .               14           544           130      1,260
Other operating expenses  . . . . . . . . . . . . . .            9,913         3,373        15,295      6,556

Total other expenses  . . . . . . . . . . . . . . . .           24,241        14,523        43,271     28,716

Income before income taxes  . . . . . . . . . . . . .           28,897        34,172        63,985     66,018
Applicable income taxes . . . . . . . . . . . . . . .           10,578        13,170        24,026     25,461

NET INCOME                                                     $18,319       $21,002       $39,959    $40,557

NET INCOME PER COMMON SHARE
     (adjusted for all stock splits)  . . . . . . . .            $0.16         $0.18         $0.35      $0.35

Weighted average number of common and
     common share equivalents outstanding . . . . . .          115,843       117,221       115,594    117,223



     MERCURY FINANCE COMPANY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     THREE AND SIX MONTHS ENDED JUNE 30
          (Unaudited)

                                                                Three Months Ended         Six Months Ended

(Dollars in thousands)                                           1995          1994          1995        1994

COMMON STOCK
Balance at beginning of period  . . . . . . . . . . .         $116,251      $115,769      $116,080   $115,649
Stock options exercised . . . . . . . . . . . . . . .            1,257           207         1,428        327
Stock traded in to exercise stock options . . . . . .             (176)            0          (176)         0

Balance at June 30  . . . . . . . . . . . . . . . . .         $117,332      $115,976      $117,332   $115,976

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . .           $7,621        $3,900        $6,384     $2,856
Stock options exercised . . . . . . . . . . . . . . .              734           857         1,423      1,460
Tax benefit from stock options exercised  . . . . . .            5,414           784         5,962      1,225

Balance at June 30  . . . . . . . . . . . . . . . . .          $13,769        $5,541       $13,769     $5,541

RETAINED EARNINGS
Balance at beginning of period  . . . . . . . . . . .         $130,384       $86,654      $128,157    $75,193
Net income  . . . . . . . . . . . . . . . . . . . . .           18,319        21,002        39,959     40,557
Dividends . . . . . . . . . . . . . . . . . . . . . .              (85)       (8,111)      (19,498)   (16,205)

Balance at June 30  . . . . . . . . . . . . . . . . .         $148,618       $99,545      $148,618    $99,545

TREASURY STOCK
Balance at beginning of period  . . . . . . . . . . .         ($25,070)        ($171)     ($23,107)     ($171)
Purchases . . . . . . . . . . . . . . . . . . . . . .                0             0        (1,963)         0

Balance at June 30  . . . . . . . . . . . . . . . . .         ($25,070)        ($171)     ($25,070)     ($171)


Total stockholders' equity  . . . . . . . . . . . . .         $254,649      $220,891      $254,649   $220,891



               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE AND SIX MONTHS ENDED JUNE 30
                    (Unaudited)


                                                                 Three Months Ended         Six Months Ended

(Dollars in thousands)                                           1995          1994          1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . .          $18,319       $21,002       $39,959    $40,557
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for finance credit losses  . . . . . . .            3,026         1,409         5,450      3,175
   Net finance receivables charged off against
       allowance for finance credit losses  . . . . .           (1,422)         (692)       (2,728)    (1,524)
   Provision for deferred income taxes  . . . . . . .             (848)         (366)       (1,557)    (1,057)
   Depreciation . . . . . . . . . . . . . . . . . . .              271           214           522        426
   Amortization of goodwill . . . . . . . . . . . . .              203           132           406        264
   Net (increase) decrease in other assets  . . . . .            1,513        (1,656)        5,802        249
   Net increase (decrease) in other liabilities . . .          (36,984)      (10,497)      (15,713)     7,729
   Net increase (decrease) in dealer reserve  . . . .              836         3,741         4,267     10,519

         Net cash provided by operating activities  .          (15,086)       13,287        36,408     60,338

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance receivables  . . . . .          221,650       173,702       408,981    340,546
Finance receivables originated or acquired  . . . . .         (262,562)     (214,796)     (505,701)  (433,866)
Net (increase) decrease in investment securities  . .            1,830         1,026         2,219       (199)
Purchases of properties and equipment . . . . . . . .           (1,293)         (264)       (1,529)    (1,031)

         Net cash used in investing activities  . . .          (40,375)      (40,332)      (96,030)   (94,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in commercial paper . . . . .         (115,353)       33,358       (95,232)    48,949
Senior debt retired . . . . . . . . . . . . . . . . .           (1,500)            0        (1,500)         0
Senior debt issued  . . . . . . . . . . . . . . . . .          160,000             0       160,000          0
Subordinated debt retired . . . . . . . . . . . . . .                0             0             0          0
Stock options exercised . . . . . . . . . . . . . . .            7,230         1,848         8,638      3,012
Dividends paid  . . . . . . . . . . . . . . . . . . .              (85)       (8,111)      (19,498)   (16,206)
Treasury stock acquired . . . . . . . . . . . . . . .                0             0        (1,963)         0

         Net cash provided by financing activities  .           50,292        27,095        50,445     35,755

         Net increase (decrease) in cash and
          cash equivalents  . . . . . . . . . . . . .           (5,169)           50        (9,177)     1,543

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD  . . . . . . . . . . . . . .           15,972        13,114        19,980     11,621

CASH AND CASH EQUIVALENTS
     END OF PERIOD  . . . . . . . . . . . . . . . . .          $10,803       $13,164       $10,803    $13,164

SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and state
     governments  . . . . . . . . . . . . . . . . . .          $24,157       $24,667       $26,605    $25,896

Interest paid to creditors  . . . . . . . . . . . . .          $13,897       $10,404       $25,885    $17,877


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

                                                           Three Months Ended           Six Months Ended
                                                              June 30, 1995               June 30, 1995

 Decrease in finance charges and loan fees                          3,725                       6,850
 Increase in provision for finance credit
   losses                                                             600                         600
 Decrease in other income                                           5,236                       7,595
 Increase in other expenses                                         3,894                       3,683

 Decrease in income before income taxes                            13,455                      18,728
 Decrease in provision for income taxes                             4,956                       6,858

 Decrease in net income for 1995 and
   decrease in retained earnings as of
   December 31, 1995                                                8,499                      11,870


 Decrease in net income per common share                             $.07                        $.10


5. See Current Report on Form 8-K filed November 6, 1997, containing 1996, 1995 (as restated) and 1994 financial statements for additional information regarding the impact of the overstatement of earnings and the restatement of previously issued financial statements.


               MERCURY FINANCE COMPANY
               CONSOLIDATED AVERAGE BALANCE SHEETS
               THREE AND SIX MONTHS ENDED JUNE 30
                    (Unaudited)

                                                                Three Months Ended        Six Months Ended

(Dollars in thousands)                                           1995          1994          1995        1994

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . .          $15,252       $12,629       $16,519    $13,047
Investments . . . . . . . . . . . . . . . . . . . . .           14,048        11,746        13,644     11,497
Finance receivables . . . . . . . . . . . . . . . . .        1,126,064       892,076     1,092,659    865,564
   Less allowance for finance credit losses . . . . .          (24,313)      (19,617)      (23,709)   (19,149)
   Less nonrefundable dealer reserves . . . . . . . .          (70,573)      (65,818)      (69,177)   (62,747)

   Finance receivables, net . . . . . . . . . . . . .        1,031,178       806,641       999,773    783,668
Prepaid pension expense . . . . . . . . . . . . . . .              507         1,040           507      1,040
Deferred income taxes . . . . . . . . . . . . . . . .            8,384         6,377         7,986      6,075
Furniture, fixtures and equipment, net of
   accumulated depreciation . . . . . . . . . . . . .            4,302         3,314         3,892      3,243
Other assets (including repossessions & goodwill) . .           32,474        19,422        31,141     19,620

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . .       $1,106,145      $861,169    $1,073,462   $838,190

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . .         $493,654      $288,452      $473,624   $273,517
Senior debt, term notes . . . . . . . . . . . . . . .          267,641       266,000       266,508    266,000
Subordinated debt . . . . . . . . . . . . . . . . . .           35,500        35,000        35,500     35,000
Accounts payable and other liabilities  . . . . . . .           60,971        52,605        61,831     51,140
Income taxes payable  . . . . . . . . . . . . . . . .            4,406         8,439         4,778      8,791

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . .          862,172       650,496       842,241    634,448


STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . .          117,010       115,871       116,606    115,787
Paid in capital . . . . . . . . . . . . . . . . . . .           11,408         4,694         9,319      4,026
Retained earnings . . . . . . . . . . . . . . . . . .          140,625        90,279       130,203     84,100
Treasury stock  . . . . . . . . . . . . . . . . . . .          (25,070)         (171)      (24,907)      (171)

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .          243,973       210,673       231,221    203,742

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .       $1,106,145      $861,169    $1,073,462   $838,190

NUMBER OF DAYS                                                      91            91           181        181
MONTHS COMPLETED                                                     3             3             6          6
RATIOS
Return on average equity  . . . . . . . . . . . . . .            30.03%        39.88%        34.56%     39.81%
Return on average assets  . . . . . . . . . . . . . .             6.62%         9.76%         7.44%      9.68%
Yield on earning assets . . . . . . . . . . . . . . .            21.75%        22.49%        21.92%     22.49%
Rate on interest bearing liabilities  . . . . . . . .             7.00%         6.33%         7.02%      6.26%
Net interest margin . . . . . . . . . . . . . . . . .            16.86%        18.36%        17.00%     18.39%


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

FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company increased 26% to $1,111.1 million from $881.3 million one year ago. Finance receivables increased 24% to $913.6 million at June 30, 1995. The increase in assets and finance receivables were primarily attributable to the production of receivables from the increased number of offices operated by the Company and increased volume in existing offices.

During the period from December 31, 1994 through June 30, 1995 total assets and finance receivables increased 14% and 19% respectively on an annualized basis.

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

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                   JUNE 30, 1995        JUNE 30, 1994          DEC. 31, 1994

                                                            %  of                 %  of                  %  of
                                                  Amount    Total       Amount    Total         Amount   Total

Sales finance receivables . . . . . . . .    $1,254,572       90%  $1,024,551       91%    $1,136,958      89%
Direct finance receivables  . . . . . . .       134,602       10%      96,101        9%       135,472      11%

Total gross finance receivables . . . . .     1,389,174      100%   1,120,652      100%     1,272,430     100%

Unearned finance charges  . . . . . . . .      (244,124)             (197,511)               (222,284)
Unearned insurance commissions,
    insurance premiums and
    insurance reserves  . . . . . . . . .        (8,463)               (9,534)                (10,279)

Finance receivables . . . . . . . . . . .    $1,136,587              $913,607              $1,039,867


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


                                                                              1995             1994

Balance at beginning of period  . . . . . . . . . . . . . . . . . .          $22,488          $18,344
Acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0                0
Provision charged to expense  . . . . . . . . . . . . . . . . . . .            5,450            3,175
Finance receivables charged-off . . . . . . . . . . . . . . . . . .           (3,506)          (2,263)
Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              778              739

Balance at June 30  . . . . . . . . . . . . . . . . . . . . . . . .          $25,210          $19,995

Allowance as a percent of finance receivables
    outstanding at end of period  . . . . . . . . . . . . . . . . .             2.22%            2.19%


The increase in the provision and allowance for finance credit losses in 1995 is primarily attributable to the increase in finance receivables outstanding.

RESERVES WITHHELD, DEALERS

Individual sales finance contracts are purchased pursuant to formal agreements with local merchants negotiated at the branch office level. As part of Mercury's financing of sales finance contracts, arrangements are entered into with dealers, whereby reserves are established to protect Mercury from potential losses associated with such contracts. As part of Mercury's agreement with the dealers, a portion of the proceeds from the sales finance contracts are retained by Mercury and are available to Mercury to charge specific accounts against. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased. Dealer reserves amounted to $70.7 million and $67.6 million at June 30, 1995 and 1994 respectively.

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

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):


                                                  JUNE 30, 1995         JUNE 30, 1994           DEC. 31, 1994
                                                 Balance     Rate      Balance     Rate        Balance     Rate

Senior Debt:
   Commercial paper . . . . . . . . . . .       $354,713     6.2%     $309,209     4.5%       $449,945     6.4%
   Term notes . . . . . . . . . . . . . .        423,875     7.1%      266,000     7.2%        265,375     7.1%
Subordinated debt . . . . . . . . . . . .         35,500    10.2%       35,000    10.2%         35,500    10.2%

        Total . . . . . . . . . . . . . .       $814,088     6.9%     $610,209     6.0%       $750,820     6.8%


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

The following table sets forth information with respect to maturities of senior and subordinated debt at June 30, 1995 (dollars in thousands):


                                              SENIOR DEBT        SENIOR DEBT      SUBORDINATED
MATURITY                                   COMMERCIAL PAPER       TERM NOTES          DEBT            TOTAL

1995  . . . . . . . . . . . . .                 $354,713            25,125             -              379,838
1996  . . . . . . . . . . . . .                   -                 40,125             -               40,125
1997  . . . . . . . . . . . . .                   -                 57,625           20,000            77,625
1998  . . . . . . . . . . . . .                   -                 166,000          15,500           181,500
After 1998  . . . . . . . . . .                   -                 135,000                           135,000

Total . . . . . . . . . . . . .                 $354,713          $423,875           $35,500         $814,088


STOCKHOLDERS' EQUITY

The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at June 30, 1995 was $254.6 million which compares with $220.9 million at June 30, 1994 and $227.5 million at December 31, 1994. For the six months ended June 30, 1995 the Company had net income of $40.0 million and paid cash dividends of $19.5 million resulting in a retention of 51% of current earnings. In addition, eligible employees of the Company exercised options to purchase shares resulting in $8.6 million also being added to the equity of the Company.

At June 30, 1995 stockholders' equity stated as a percent of total assets was 22.9% which compares with 25.1% at June 30, 1994 and 22.0% at December 31, 1994.

RESULTS OF OPERATIONS

NET INCOME

For the three and six months ended June 30, 1995 the Company had net income of $18.3 million and $40.0 million which represent decreases of 13% and 1.5% from the $21.0 million and $40.6 million earned in 1994. Net income for the second quarter would be relatively flat with the prior year except for the costs to settle certain litigation which was recorded in the second quarter. During the comparative periods, higher interest income from a larger portfolio was offset by higher interest expense and operating expenses.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1995 the Company's net interest income was $48.1 million and $94,256 million an increase of 16% and 17% from 1994. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 16.86% for the three months ended June 30, 1995 and 17.00% for the six months ended June 30, 1995. This compares with a net interest margin of 18.36% and 18.39% for the three and six months ended June 30, 1994. The change in net interest margin is primarily attributable to interest rate changes on the Company's various debt instruments. The following tables summarize the amount of the net interest margin for the three and six months ended June 30 (dollars in thousands):


                                                  1995                                       1994
                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid

Interest earning assets . . . . $1,140,112       $61,993      21.75%         $903,822       $50,818     22.49%
Interest bearing liabilities  .     796,795       13,897       6.98%          589,452         9,302      6.33%

Net . . . . . . . . . . . . . .   $343,317       $48,096      14.77%         $314,370       $41,516     16.16%

Net interest margin as a
percentage of average interest
earning assets  . . . . . . . .                               16.87%                                    18.36%

                                                    1995                                       1994
                                                          Annualized                                Annualized
SIX MONTHS ENDED                    Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid

Interest earning assets . . . . $1,106,303     $121,263       21.92%         $877,061       $98,635     22.49%
Interest bearing liabilities  .     775,632      27,006        6.96%          574,517        17,831      6.26%

Net . . . . . . . . . . . . . .   $330,671      $94,257       14.96%         $302,544       $80,804     16.23%

Net interest margin as a
percentage of average interest
earning assets  . . . . . . . .                               17.04%                                    18.39%


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


                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30                  JUNE 30
                                                                   1995         1994         1995        1994

Insurance commissions . . . . . . . . . . . . . . . . . .         $4,515       $4,053      $11,345      $8,084
Insurance premiums  . . . . . . . . . . . . . . . . . . .          1,591        2,039        3,175       4,255
Fees and other  . . . . . . . . . . . . . . . . . . . . .          1,962        2,496        3,930       4,766

Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $8,068       $8,588      $18,450      17,105

Other income as a % of average interest
earnings assets (Annualized)  . . . . . . . . . . . . . .          2.83%        3.80%        3.34%       3.90%


OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and six months ended June 30 (dollars in thousands):


                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30                  JUNE 30
                                                                   1995         1994         1995        1994

Salaries and employees benefits . . . . . . . . . . . . .        $11,916       $8,678      $23,119      $17,085
Insurance claims expense  . . . . . . . . . . . . . . . .             14          544          130        1,260
Other operating expenses  . . . . . . . . . . . . . . . .         12,311        5,301       20,022       10,371

Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $24,241      $14,523      $43,271      $28,716

Other expenses as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . .          8.50%        6.43%         7.82        6.54%

Other operating expenses increased in the three months ended June 30, 1995 as a result of the costs incurred to settle certain litigation.


INCOME TAXES

Income taxes varied relative to the levels of pretax income. The effective tax rate was 36.6% in 1995 and 38.6% in 1994.

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


                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30                  JUNE 30
                                                                   1995         1994         1995        1994

Loss provision charged to income  . . . . . . . . . . . .         $3,026       $1,409       $5,450      $3,175
Charge-offs net of recoveries . . . . . . . . . . . . . .          1,422          692        2,728       1,524
Allowance for finance credit losses at end of period  . .                                   25,210      19,995
Dealer reserves at end of period  . . . . . . . . . . . .                                   70,744      67,580

Ratios:

Net charge offs (annualized) against allowance
to average finance receivables  . . . . . . . . . . . . .           .51%         .42%         .51%        .42%
Allowance for finance credit losses to net finance
receivables at end of period  . . . . . . . . . . . . . .                                    2.22%       2.19%
Dealer reserves to gross sales finance receivables
at end of period  . . . . . . . . . . . . . . . . . . . .                                    5.64%       6.60%


DELINQUENCIES

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at June 30 (dollars in thousands):


                                                      JUNE 30, 1995                    JUNE 30, 1994

                                                              % of related                    % of related
                                                             Gross Outstanding                Gross Outstanding
                                                              Receivable                      Receivable
                                                    Amount     Balance              Amount     Balance

Sales finance receivables . . . . . . . . . .       $8,387        .67%              $4,985        .49%
Direct finance receivables  . . . . . . . . .        2,859       2.12%               2,969       3.09%

              Total                                $11,246        .81%              $7,954        .71%


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

SUBSEQUENT EVENT

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

Item 4.   Submission of Matters to a Vote of Security Holders

     - On April 10, 1995 the Company Conducted its Annual Meeting of Shareholders for the purpose of electing the following directors to serve for one year:

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