Form 10-Q/A
period 1995-09-30
MERCURY FINANCE CO
filed 1998-01-07
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended September 30, 1995             Commission File No. 1-10176



                             MERCURY FINANCE COMPANY
             (Exact name of registrant as specified in its charter)


                  DELAWARE                          36-3627010
  (State or other jurisdiction of       (I.R.S. Employer identification no.)
   incorporation or organization)


   100 FIELD DRIVE, SUITE 340, LAKE FOREST, ILLINOIS         60045
   (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code:  (848) 295-8600


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


Common Stock - $1 par value, 176,473,020 shares as of November 10, 1995. Treasury Stock - 3,697,357 shares as of November 10, 1995

                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
PART I    FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
          Consolidated Balance Sheets . . . . . . . . . . .                1
          Consolidated Statements of Income . . . . . . . .                2
          Consolidated Statements of Changes in Stockholders'
            Equity  . . . . . . . . . . . . . . . . . . . .                3
          Consolidated Statements of Cash Flows . . . . . .                4
          Notes to Consolidated Financial Statements  . . .                6
          Consolidated Average Balance Sheets . . . . . . .                8
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS . . . . . . . . . . . . . . . . . .                9
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .                18
Item 2.   Changes in Securities . . . . . . . . . . . . . .                18
Item 3.   Defaults Upon Senior Securities . . . . . . . . .                18
Item 4.   Submission of Matters to a Vote of Security
            Holders . . . . . . . . . . . . . . . . . . . .                18
Item 5.   Other Information . . . . . . . . . . . . . . . .                18
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .                18
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .                19
INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .                20
        Exhibit No. 11 - Computation of Net Income Per
                         Share  . . . . . . . . . . . . . .                21



PART 1 - FINANCIAL INFORMATION

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

ITEM 1.  FINANCIAL STATEMENTS


                    MERCURY FINANCE COMPANY
                    CONSOLIDATED BALANCE SHEETS

                                                                             September 30           Dec. 31

(Dollars in thousands)                                                    1995        1994            1994

                                                                             (Unaudited)

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $18,037      $15,795        $19,980
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .           11,968       11,349         14,184
Finance receivables . . . . . . . . . . . . . . . . . . . . . .        1,161,381      976,574      1,039,867
Less allowance for finance credit losses  . . . . . . . . . . .          (26,596)     (21,533)       (22,488)
Less Nonrefundable dealer reserves  . . . . . . . . . . . . . .          (71,379)     (71,728)       (66,477)

Finance receivables, net  . . . . . . . . . . . . . . . . . . .        1,063,406      883,313        950,902
Prepaid pension expense . . . . . . . . . . . . . . . . . . . .              507          500            507
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .            9,505        6,847          7,290
Premises, fixtures and equipment at cost, net of
      accumulated depreciation  . . . . . . . . . . . . . . . .            5,964        3,521          3,492
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,476       15,419         15,404
Other assets (including repossessions)  . . . . . . . . . . . .           19,286       13,913         24,644

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .       $1,144,149     $950,657     $1,036,403

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . . . . . . .         $397,311     $356,897       $449,945
Senior debt, term notes . . . . . . . . . . . . . . . . . . . .          398,875      265,500        265,375
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . .           33,500       37,930         35,500
Accounts payable and other liabilities  . . . . . . . . . . . .           60,226       58,947         53,401
Income taxes payable  . . . . . . . . . . . . . . . . . . . . .           (2,855)       4,893          4,668

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .          887,057      724,167        808,889

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:
                             300,000,000 shares authorized
          Sep 30 1995 - 176,464,332 shares issued
          Sep 30 1994 - 116,033,738 shares issued
          Dec 31 1994 - 116,079,703 shares issued . . . . . . .          176,464      116,034        116,080
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .                0        5,992          6,384
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .          105,698      104,635        128,157
Treasury stock at cost: Sep 30, 1995 - 2,974,657 shares
                             Sep 30, 1994 - 63,205 shares
                             Dec 31, 1994 - 1,839,705 shares  .          (25,070)        (171)       (23,107)

TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .          257,092      226,490        227,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .       $1,144,149     $950,657     $1,036,403



               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF INCOME
               THREE AND NINE MONTHS ENDED SEPTEMBER 30
                    (Unaudited)


                                                                 Three Months Ended        Nine Months Ended

(Dollars in thousands except per share amounts)                     1995       1994          1995        1994

INTEREST INCOME
Finance charges, fees and other interest  . . . . . .          $65,000       $53,399      $186,263    $152,033
Interest expense  . . . . . . . . . . . . . . . . . .           14,499         9,969        41,506      27,799

Net interest income . . . . . . . . . . . . . . . . .           50,501        43,430       144,757     124,234
Provision for finance credit losses . . . . . . . . .            3,312         1,657         8,762       4,833

Net interest income after provision for
     finance credit losses  . . . . . . . . . . . . .           47,189        41,773       135,995     119,401

OTHER INCOME
Insurance commissions . . . . . . . . . . . . . . . .            4,468         4,906        15,813      12,990
Insurance premiums  . . . . . . . . . . . . . . . . .            1,697         2,411         4,872       6,665
Fees and other  . . . . . . . . . . . . . . . . . . .            1,970         2,911         5,900       7,678

Total other income  . . . . . . . . . . . . . . . . .            8,135         10,228       26,585      27,333

OTHER EXPENSES
Salaries and employee benefits  . . . . . . . . . . .           12,248         8,887        35,367      25,972
Occupancy expense . . . . . . . . . . . . . . . . . .            1,241           963         3,528       2,722
Equipment expense . . . . . . . . . . . . . . . . . .              531           411         1,496       1,211
Data processing expense . . . . . . . . . . . . . . .              766           640         2,241       1,895
Insurance claims expense  . . . . . . . . . . . . . .              315           560           445       1,820
Other operating expenses  . . . . . . . . . . . . . .            5,275         3,902        20,570      10,458

Total other expenses  . . . . . . . . . . . . . . . .           20,376        15,363        63,647      44,078

Income before income taxes  . . . . . . . . . . . . .           34,948        36,638         98,933    102,656
Applicable income taxes . . . . . . . . . . . . . . .           13,093        14,158         37,119    39,619

NET INCOME                                                     $21,855       $22,480       $61,814     $63,037

NET INCOME PER COMMON SHARE
     (post split) note 2  . . . . . . . . . . . . . .            $0.12         $0.13         $0.36       $0.36

Weighted average number of common and
     common share equivalents outstanding . . . . . .          175,137       175,792       173,973     175,820

SUPPLEMENTAL INFORMATION
NET INCOME PER COMMON SHARE
     (pre split)  . . . . . . . . . . . . . . . . . .            $0.19         $0.19         $0.53       $0.54

Weighted average number of common and
     common share equivalents outstanding . . . . . .          116,758       117,194       115,982     117,213



     MERCURY FINANCE COMPANY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     THREE AND NINE MONTHS ENDED SEPTEMBER 30
          (Unaudited)


                                                                 Three Months Ended        Nine Months Ended

(Dollars in thousands)                                           1995          1994          1995        1994

COMMON STOCK
Balance at beginning of period  . . . . . . . . . . .         $117,332      $115,976      $116,080   $115,649
Stock options exercised . . . . . . . . . . . . . . .              311            58         1,739        385
Stock traded in to exercise stock options . . . . . .                0             0          (176)         0
Three-for-two stock split . . . . . . . . . . . . . .           58,821             0        58,821          0

Balance at Sept 30  . . . . . . . . . . . . . . . . .         $176,464      $116,034      $176,464   $116,034

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . .           $13,769       $5,541        $6,384     $2,856
Stock options exercised . . . . . . . . . . . . . . .             2,289          253         3,712      1,713
Tax benefit from stock options exercised  . . . . . .             1,376          198         7,338      1,423
Transfer from retained earnings . . . . . . . . . . .            41,387            0        41,387          0
Three-for-two stock split . . . . . . . . . . . . . .          (58,821)            0       (58,821)         0

Balance at Sept 30  . . . . . . . . . . . . . . . . .          $     0        $5,992       $     0     $5,992

RETAINED EARNINGS
Balance at beginning of period  . . . . . . . . . . .         $148,618       $99,545      $128,157    $75,193
Net income  . . . . . . . . . . . . . . . . . . . . .           21,855        22,480        61,814     63,037
Dividends . . . . . . . . . . . . . . . . . . . . . .          (23,388)      (17,390)      (42,886)   (33,595)
Transfer to paid in capital . . . . . . . . . . . . .          (41,387)            0       (41,387)         0

Balance at Sept 30  . . . . . . . . . . . . . . . . .         $105,698       $104,635     $105,698    $104,635

TREASURY STOCK
Balance at beginning of period  . . . . . . . . . . .         ($25,070)        ($171)     ($23,107)     ($171)
Purchases . . . . . . . . . . . . . . . . . . . . . .                0             0        (1,963)         0

Balance at Sept 30  . . . . . . . . . . . . . . . . .         ($25,070)        ($171)     ($25,070)     ($171)


Total stockholders' equity  . . . . . . . . . . . . .         $257,092      $226,490      $257,092   $226,490



               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE AND NINE MONTHS ENDED SEPTEMBER 30
                    (Unaudited)


                                                                 Three Months Ended        Nine Months Ended

(Dollars in thousands)                                           1995          1994          1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . .          $21,855       $22,480       $61,814    $63,037
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for finance credit losses  . . . . . . .            3,312         1,657         8,762      4,833
   Net finance receivables charged off against
       allowance for finance credit losses  . . . . .           (1,926)       (1,150)       (4,654)    (2,674)
   Provision for deferred income taxes  . . . . . . .             (658)         (279)       (2,215)    (1,336)
   Depreciation . . . . . . . . . . . . . . . . . . .              293           214           815        640
   Amortization of goodwill . . . . . . . . . . . . .              202           132           608        396
   Net (increase) decrease in other assets  . . . . .           (1,124)       (2,782)        4,879     (2,534)
   Net increase (decrease) in other liabilities . . .           15,013         9,629          (901)    17,358
   Net increase (decrease) in dealer reserve  . . . .              635         4,148         4,902     14,667

         Net cash provided by operating activities  .           37,602        34,049        74,010     94,387

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance receivables  . . . . .          224,733       173,143       633,714    513,689
Finance receivables originated or acquired  . . . . .         (249,527)     (210,204)     (755,228)  (644,070)
Net (increase) decrease in investment securities  . .               (2)         (617)        2,217       (816)
Purchases of properties and equipment . . . . . . . .           (1,758)         (185)       (3,287)    (1,216)

         Net cash used in investing activities  . . .          (26,554)      (37,863)     (122,584)  (132,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in commercial paper . . . . .           42,598        42,488       (52,634)    91,437
Senior debt retired . . . . . . . . . . . . . . . . .          (25,000)       (5,000)      (26,500)    (5,000)
Senior debt issued  . . . . . . . . . . . . . . . . .                0             0       160,000          0
Subordinated debt retired . . . . . . . . . . . . . .           (2,000)            0        (2,000)         0
Stock options exercised . . . . . . . . . . . . . . .            3,976           508        12,614      3,520
Dividends paid  . . . . . . . . . . . . . . . . . . .          (23,388)      (17,390)      (42,886)   (33,596)
Treasury stock acquired . . . . . . . . . . . . . . .                 0            0        (1,963)         0

Assets acquired . . . . . . . . . . . . . . . . . . .                 0      (25,730)             0   (25,730)
Liabilities assumed . . . . . . . . . . . . . . . . .                 0       16,630              0    16,630

Net assets acquired . . . . . . . . . . . . . . . . .                 0       (9,100)             0    (9,100)
Excess of purchase price over net assets acquired . .                 0       (5,701)             0    (5,701)

         Net cash provided by financing activities  .           (3,814)        5,805        46,631     41,560

         Net increase (decrease) in cash and
          cash equivalents  . . . . . . . . . . . . .            7,234          1,991       (1,943)     3,534

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD  . . . . . . . . . . . . . .           10,803        13,164        19,980     11,621

CASH AND CASH EQUIVALENTS ACQUIRED  . . . . . . . . .                0           640             0        640

CASH AND CASH EQUIVALENTS
     END OF PERIOD  . . . . . . . . . . . . . . . . .          $18,037       $15,795       $18,037    $15,795

SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and state
     governments  . . . . . . . . . . . . . . . . . .          $14,109       $12,313       $40,714    $38,209

Interest paid to creditors  . . . . . . . . . . . . .          $14,499       $ 9,132       $40,384    $27,009


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

2. Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding. All per share amounts have been adjusted to reflect all stock splits declared by the Company including the three-for-two stock split declared September 15, 1995 and distributed on October 31, 1995.

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


                                                           Three Months Ended           Nine Months Ended
                                                           September 30, 1995          September 30, 1995

 Decrease in finance charges and loan fees                         $3,375                     $10,225
 Increase in provision for finance credit
   losses                                                           1,200                       1,800
 Decrease in other income                                           5,777                      13,372
 Increase (Decrease) in other expenses                               (232)                      3,451

 Decrease in income before income taxes                            10,120                      28,848
 Decrease in provision for income taxes                             3,514                      10,372

 Decrease in net income for 1995 and
   decrease in retained earnings as of
   December 31, 1995                                               $6,606                     $18,476


 Decrease in net income per common share                             $.04                        $.14



5. See Current Report on Form 8-K filed November 6, 1997, containing 1996, 1995 (as restated) and 1994 financial statements for additional information regarding the impact of the overstatement of earnings and the restatement of previously issued financial statements.


               MERCURY FINANCE COMPANY
               CONSOLIDATED AVERAGE BALANCE SHEETS
               THREE AND NINE MONTHS ENDED SEPTEMBER 30
                    (Unaudited)


                                                                 Three Months Ended         Nine Months Ended

(Dollars in thousands)                                           1995          1994          1995        1994

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . .          $13,913       $13,859       $15,650    $13,317
Investments . . . . . . . . . . . . . . . . . . . . .           11,885        12,448        13,058     11,814
Finance receivables . . . . . . . . . . . . . . . . .        1,162,846       932,434     1,094,169    887,854
   Less allowance for finance credit losses . . . . .          (25,123)      (20,331)      (24,980)   (19,543)
   Less nonrefundable dealer reserves . . . . . . . .          (73,160)      (68,829)      (69,705)   (64,774)

   Finance receivables, net . . . . . . . . . . . . .        1,064,563       843,274       999,484    803,537
Prepaid pension expense . . . . . . . . . . . . . . .              507           950           507      1,040
Deferred income taxes . . . . . . . . . . . . . . . .            8,892         6,742         8,592      6,297
Furniture, fixtures and equipment, net of
   accumulated depreciation . . . . . . . . . . . . .            5,042         3,336         4,275      3,274
Other assets (including repossessions & goodwill) . .           36,490        23,882        34,180     21,012

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . .       $1,141,292      $904,491    $1,075,746   $860,291

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . .         $363,360      $316,070      $436,869   $287,701
Senior debt, term notes . . . . . . . . . . . . . . .          419,708       265,167       317,575    265,722
Subordinated debt . . . . . . . . . . . . . . . . . .           33,833        35,000        34,944     35,000
Accounts payable and other liabilities  . . . . . . .           54,014        57,443        60,913     53,242
Income taxes payable  . . . . . . . . . . . . . . . .            5,962         7,371        (2,746)     8,318

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . .          876,877       681,051       847,555    649,983


STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . .          117,481       116,002       116,898    115,859
Paid in capital . . . . . . . . . . . . . . . . . . .           15,446         5,751        11,361      4,601
Retained earnings . . . . . . . . . . . . . . . . . .          156,558       101,858       124,893     90,019
Treasury stock  . . . . . . . . . . . . . . . . . . .          (25,070)         (171)      (24,961)      (171)

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .          264,415       223,440       228,191    210,308

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .       $1,141,292      $904,491    $1,075,746   $860,291

NUMBER OF DAYS                                                      92            92           273        273
MONTHS COMPLETED                                                     3             3             9          9
RATIOS
Return on average equity  . . . . . . . . . . . . . .            33.06%        40.24%        31.17%     39.96%
Return on average assets  . . . . . . . . . . . . . .             7.66%         9.94%         7.22%      9.77%
Yield on earning assets . . . . . . . . . . . . . . .            22.13%        22.61%        21.14%     22.53%
Rate on interest bearing liabilities  . . . . . . . .             7.04%         6.42%         6.79%      6.32%
Net interest margin . . . . . . . . . . . . . . . . .            17.24%        18.42%        16.42%     18.40%


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

The following is management's discussion and analysis of the consolidated financial condition of the Company at September 30, 1995 (unaudited) when compared with September 30, 1994 (unaudited) and December 31, 1994, and the results of operations for the three and nine months ended September 30, 1995 and 1994 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company increased 20% to $1,144.1 million from $950.7 million one year ago. Finance receivables increased 19% to $976.6 million at September 30, 1995. The increase in assets and finance receivables were primarily attributable to the production of receivables from the increased number of offices operated by the Company and increased volume in existing offices.

During the period from December 31, 1994 through September 30, 1995 total assets and finance receivables increased 14% and 16% respectively on an annualized basis.

The Company's offices in Florida, Texas and Illinois accounted for approximately 48% of all finance receivables, with the remainder being originated in the other 25 states where offices are located. The total number of offices at September 30, 1995 was 274 compared to 237 at September 30, 1994 and 247 at December 31, 1994.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):


                                                  SEPT. 30, 1995        SEPT. 30, 1994          DEC. 31, 1994

                                                            %  of                 %  of                  %  of
                                                  Amount    Total       Amount    Total         Amount   Total

Sales finance receivables . . . . . . . .    $1,267,466       90%  $1,092,644       91%    $1,136,958      89%
Direct finance receivables  . . . . . . .       144,924       10%     106,355        9%       135,472      11%

Total gross finance receivables . . . . .     1,412,390      100%   1,198,999      100%     1,272,430     100%

Unearned finance charges  . . . . . . . .      (243,161)             (213,180)               (222,284)
Unearned insurance commissions,
    insurance premiums and
    insurance reserves  . . . . . . . . .        (7,848)               (9,245)                (10,279)

Finance receivables . . . . . . . . . . .    $1,161,381              $976,574              $1,039,867


ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES

The Company maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current and possible future losses in the finance receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses. A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the nine month periods ended September 30, 1995 (dollars in thousands):


                                                                              1995             1994

Balance at beginning of period  . . . . . . . . . . . . . . . . . .          $22,488          $18,344
Acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0            1,030
Provision charged to expense  . . . . . . . . . . . . . . . . . . .            8,762            4,833
Finance receivables charged-off . . . . . . . . . . . . . . . . . .           (6,399)          (3,809)
Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,745            1,135

Balance at September 30 . . . . . . . . . . . . . . . . . . . . . .          $26,596          $21,533

Allowance as a percent of finance receivables
    outstanding at end of period  . . . . . . . . . . . . . . . . .             2.29%            2.20%


The increase in the provision and allowance for finance credit losses in 1995 is primarily attributable to the increase in finance receivables outstanding.

RESERVES WITHHELD, DEALERS
Individual sales finance contracts are purchased pursuant to formal agreements with local merchants negotiated at the branch office level. As part of Mercury's financing of sales finance contracts, arrangements are entered into with dealers, whereby reserves are established to protect Mercury from potential losses associated with such contracts. As part of Mercury's agreement with the dealers, a portion of the proceeds from the sales finance contracts are retained by Mercury and are available to Mercury to charge specific accounts against. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased. Dealer reserves amounted to $71.4 million and $71.7 million at September 30, 1995 and 1994 respectively.

DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. At September 30, 1995 the Company had total debt of $829.7 million which compares with $660.3 million at September 30, 1994.

In addition to the Company's outstanding debt the Company has revolving credit facilities which total $500 million. The revolving credit facilities are totally available for use by the Company and at September 30, 1995 nothing was outstanding under these arrangements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):


                                                  SEPT. 30, 1995        SEPT. 30, 1994         DEC. 31, 1994

                                                 Balance     Rate      Balance     Rate        Balance     Rate

Senior Debt:
   Commercial paper . . . . . . . . . . .       $397,311     6.1%     $356,897     5.1%       $449,945     6.4%
   Term notes . . . . . . . . . . . . . .        398,875     7.2%      265,500     7.6%        265,375     7.1%
Subordinated debt . . . . . . . . . . . .         33,500    10.2%       37,930    10.2%         35,500    10.2%

        Total . . . . . . . . . . . . . .       $829,686     6.8%     $660,327     6.4%       $750,820     6.8%


The interest rates reflected in the preceding table do not include amortized costs related to the issuance of debt, costs related to the maintenance of credit line facilities and the interest differential related to interest exchange agreements. The effect of these costs, which are included in interest expense in the consolidated financial statements, increases the effective interest rate by approximately 23 basis points at September 30, 1995.

The following table sets forth information with respect to maturities of senior and subordinated debt at September 30, 1995 (dollars in thousands):


                                             SENIOR DEBT        SENIOR DEBT      SUBORDINATED
MATURITY                                   COMMERCIAL PAPER       TERM NOTES         DEBT             TOTAL

1995  . . . . . . . . . . . . .                 $397,311               125             -              397,436
1996  . . . . . . . . . . . . .                   -                 40,125             -               40,125
1997  . . . . . . . . . . . . .                   -                 57,625           18,000            75,625
1998  . . . . . . . . . . . . .                   -                 166,000          15,500           181,500
After 1998  . . . . . . . . . .                   -                 135,000                           135,000

Total . . . . . . . . . . . . .                 $397,311          $398,875           $33,500         $829,686


STOCKHOLDERS' EQUITY

The other primary source for funding the growth in finance receivables comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at September 30, 1995 was $257.1 million which compares with $226.5 million at September 30, 1994 and $227.5 million at December 31, 1994. For the nine months ended September 30, 1995 the Company had net income of $61.8 million and paid cash dividends of $42.9 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $12.6 million also being added to the equity of the Company.

At September 30, 1995 stockholders' equity stated as a percent of total assets was 22.5% which compares with 23.8% at September 30, 1994 and 22.0% at December 31, 1994.

On September 15, 1995 the Company declared a three-for-two stock split to be distributed on October 31, 1995. This was the seventh stock split declared by the Company since becoming a publicly owned Company in April 1989. The common shares outstanding after the split will be approximately 176.5 million shares.

RESULTS OF OPERATIONS

NET INCOME

For the three and nine months ended September 30, 1995 the Company had net income of $21.9 million and $61.8 million which represent decreases of 3% and 2% from the $22.5 million and $63.0 million earned in 1994. This relatively flat level of net income is the net result of higher interest income derived from a larger portfolio offset by higher interest expense and operating expenses.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and nine months ended September 30, 1995 the Company's net interest income was $50.5 million and $144.8 million an increase of 16% and 17% from 1994. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 18.12% for the three months ended September 30, 1995 and 16.42% for the nine months ended September 30, 1995. This compares with a net interest margin of 18.42% and 18.40% for the three and nine months ended September 30, 1994. The change in net interest margin is primarily attributable to interest rate changes on the Company's various debt instruments. The following tables summarize the amount of the net interest margin for the three and nine months ended September 30 (dollars in thousands):


                                                  1995                                       1994
                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid

Interest earning assets . . . . $1,174,731       $65,000      22.13%         $944,882       $53,399     22.61%
Interest bearing liabilities  .     816,901       14,499       7.10%          616,237         9,969      6.42%

Net . . . . . . . . . . . . . .   $357,830       $50,501      15.03%         $328,645       $43,430     16.19%

Net interest margin as a
percentage of average interest
earning assets  . . . . . . . .                               17.20%                                    18.42%

                                                    1995                                       1994
                                                          Annualized                                Annualized
NINE MONTHS ENDED                   Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid

Interest earning assets . . . . $1,174,731     $186,263       21.14%         $899,668      $152,033     22.53%
Interest bearing liabilities  .     816,901      41,506        6.77%          588,423        27,799      6.32%

Net . . . . . . . . . . . . . .   $357,830     $144,757       14.37%         $311,245      $124,234     16.21%

Net interest margin as a
percentage of average interest
earning assets  . . . . . . . .                               16.43%                                    18.40%


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

For the three and nine months ended September 30, 1995, the Company experienced increases in its insurance commissions which are attributable to the additional loan volume, the inclusion of the Midland branch acquired in 1994 and the increased number of borrowers obtaining these types of products. The following table summarizes the amounts earned from these products for the three and nine months ended September 30 (dollars in thousands):


                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     SEPTEMBER 30            SEPTEMBER 30
                                                                   1995         1994         1995        1994

Insurance commissions . . . . . . . . . . . . . . . . . .         $4,468       $4,906      $15,813      $12,990
Insurance premiums  . . . . . . . . . . . . . . . . . . .          1,697        2,411        4,872        6,665
Fees and other  . . . . . . . . . . . . . . . . . . . . .          1,970        2,911        5,900        7,678

Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $8,135      $10,228      $26,585      $27,333

Other income as a % of average interest
earnings assets (Annualized)  . . . . . . . . . . . . . .          2.77%        4.33%        3.02%        4.05%


OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and nine months ended September 30 (dollars in thousands):


                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30              SEPTEMBER 30
                                                                   1995         1994         1995        1994

Salaries and employees benefits . . . . . . . . . . . . .        $12,248       $8,887      $35,367      $25,972
Insurance claims expense  . . . . . . . . . . . . . . . .            315          560          445        1,820
Other operating expenses  . . . . . . . . . . . . . . . .          7,813        5,916       27,835       16,286

Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $20,376      $15,363      $63,647      $44,078

Other expenses as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . .          6.94%        6.50%        7.22%        6.53%


INCOME TAXES

Income taxes increased due to a higher level of pretax income in 1995. The effective tax rate was 37.5% in 1995 and 38.6% in 1994.

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


                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30             SEPTEMBER 30
                                                                   1995         1994         1995        1994

Loss provision charged to income  . . . . . . . . . . . .         $3,137       $1,657       $8,762      $4,833
Charge-offs net of recoveries . . . . . . . . . . . . . .          1,926        1,149        4,654       2,674
Allowance for finance credit losses at end of period  . .                                   24,796      21,533
Dealer reserves at end of period  . . . . . . . . . . . .                                   73,179      71,728

Ratios:

Net charge offs (annualized) against allowance
to average finance receivables  . . . . . . . . . . . . .           .66%         .39%         .55%        .40%
Allowance for finance credit losses to net finance
receivables at end of period  . . . . . . . . . . . . . .                                    2.29%       2.20%
Dealer reserves to gross sales finance receivables
at end of period  . . . . . . . . . . . . . . . . . . . .                                    5.63%       6.56%


DELINQUENCIES

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts at September 30 (dollars in thousands):


                                                      SEPTEMBER 30, 1995               SEPTEMBER 30, 1994

                                                              % of related                    % of related
                                                             Gross Outstanding                Gross Outstanding
                                                              Receivable                      Receivable
                                                    Amount     Balance              Amount     Balance

Sales finance receivables . . . . . . . . . .       $8,948        .69%              $5,277         .48%
Direct finance receivables  . . . . . . . . .        3,046       2.09%               3,068        2.89%

              Total                                $11,994        .83%              $8,345         .72%


LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in the Company's operations. The Company endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short term commercial paper, and (c) direct borrowings available from commercial banks and insurance companies, consisting of short term lines of credit and long term senior and subordinated notes. Most of the assets are at fixed rates, and have an average initial maturity of approximately 26 months. Of the Company's total debt, 52% has an original maturity of greater than one year at a fixed rate of interest.

The Company also maintains revolving credit facilities totalling $500 million. At September 30, 1995 the Company had no debt outstanding under these credit arrangements.

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

As of September 30, 1995, Mercury Alabama was a defendant or counterclaim defendant in approximately 13 other lawsuits pending in state and federal courts in Alabama, the majority of which had been filed since the entry of the August 4, 1994 Barbour County jury verdict. The cases (some of which also name the Company as a defendant) include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations, wrongful repossessions of vehicles and deceptive trade practices, among other things. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages, as well as declaratory and equitable relief.

Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of the Company, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred. Accordingly, no provision has been made in the consolidated financial statements for any of the pending proceedings.

SUBSEQUENT EVENT

On August 8, 1995 the Company announced that it had reached an agreement to acquire ITT Lyndon Life and Property Insurance Companies for $72.5 million. Lyndon Life and Property Insurance Companies are wholly owned subsidiaries of ITT Corporation. The transaction closed on October 23, 1995.


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

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the third quarter of 1995.




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