Form 10-K/A
period 1995-12-31
MERCURY FINANCE CO
filed 1998-01-07
CIK 846378

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                 FORM 10-K/A NO. 3

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1995     Commission file number 1-10176

                              MERCURY FINANCE COMPANY
              (Exact name of registrant as specified in its charter)

       Delaware                                               36-3627010
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                              Identification
  No.)

  100 Field Drive, Suite 340, Lake Forest, Illinois               60045
  (Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code          847-295-8600

  Securities registered pursuant to Section 12(b) of the Act:

                            Common Stock ($1 par value)
                                 (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 OR 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
  requirements for the past 90 days. Yes ___     No  X

  Indicate by check mark if disclosure statement of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. / /

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Such aggregate market value totaled $1,923,995,444 (based on the closing price of the Company's common stock on the New York Stock Exchange, as reported by The Wall Street Journal (Midwest edition for March 26, 1996.))
  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Common stock, $1 par value 172,583,306 shares outstanding at March 26, 1996 (net of Treasury stock).

  Documents incorporated by reference: List the following documents if incorporated by reference and the part of the form 10-K into which the document is incorporated:

  Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders (filed on March 6, 1996) are incorporated herein by reference.


  Part I                                 FORM 10-K CROSS REFERENCE INDEXPAGE
  Item 3.   Legal Proceedings                                  1
  Part II
  Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters                                2
  Item 6.   Selected Financial Data                            2
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                4
  Item 8.   Financial Statements and Supplemental Data
            Independent Auditors' Report                      11
            Consolidated Balance Sheets                       12
            Consolidated Statements of Income                 13
            Consolidated Statements of Changes in
              Shareholders' Equity                            14
            Consolidated Statements of Cash Flows             15
            Notes to Consolidated Financial Statements        17
            Quarterly Financial Data (Unaudited)              32
  Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures            34
  Part III
  Item 10.  Directors and Executive Officers of the
              Registrant                                      35
  Part IV
  Item 14   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                            35
  SIGNATURES                                                  36
  EXHIBITS INDEX                                              37


                                      PART I

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

  At December 31, 1995, Lyndon was a party to a number of reinsurance agreements entered into by its former reinsurance operation. These agreements resulted in Lyndon assuming business on low risk basis primarily from large and highly rated life and health insurers for the purpose of providing statutory surplus to the ceding companies. Prior to the acquisition of Lyndon by Mercury, this business was retroceded to a joint venture of third party reinsurers under similar terms as the original agreements. All the risks of this business have been effectively transferred to the third party reinsurers. ITT Corporation has also agreed to indemnify Mercury Finance in the event any losses are incurred by Lyndon under the agreements. There was approximately $567 million of statutory surplus provided (assumed and ceded) under these agreements as of December 31, 1995. Virtually all of these reinsurance agreements are expected to be either terminated or novated during 1996 which will remove Lyndon from any potential contingent liabilities related to these agreements.

  The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate previously reported financial information for prior years and interim earnings for 1996 as a result of the discovery of accounting irregularities. See Footnote 10 of the 1996, 1995 (as restated) and 1994 financial statements contained in the Current Report on Form 8-K filed November 6, 1997 for additional information.



                                      PART II

  ITEM 5.

  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                          1995                                        1994
                                          4th       3rd      2nd Qrtr     1st        4th        3rd     2nd Qrtr    1st Qrtr
                                         Qrtr       Qrtr                  Qrtr      Qrtr       Qrtr

     Average Common & Equivalent
       Shares Outstanding  . . . . .    174,518   175,137     173,764    173,018   173,147    175,792     175,833     175,836

     Per Common Share (adjusted for
       stock splits)
     Net Income  . . . . . . . . . .   $    .07   $   .12   $     .11   $    .13   $   .14   $    .13   $     .12   $     .11
     Cash Dividend . . . . . . . . .        .08       .06         .06        .05       .05        .05         .04         .04
     Market Price:
       High  . . . . . . . . . . . .     16-3/8    16-5/8      12-7/8     11-1/4    10-1/8     11-3/4      12-5/8      12-3/4
       Low . . . . . . . . . . . . .     11-3/8    12-1/8       9-3/4      8-1/4     7-3/8          9      10-1/8       9-7/8
       Close at End of Period  . . .     13-1/4    16-1/4      12-7/8     10-5/8     8-5/8      9-5/8          11      11-1/4

    The common stock of Mercury Finance Company began trading on the New York Stock Exchange on April 11, 1989 under the symbol
    MFN.  Mercury common stock is also traded on the Chicago Stock Exchange.  On December 31, 1995 Mercury had approximately 4,100 holders of record of common stock, exclusive of holders of shares in "street" or nominee names.


  ITEM 6.

  SELECTED FINANCIAL DATA


  FIVE YEAR SELECTED FINANCIAL DATA
  (Dollars in thousands except per share amounts)


                      1995          1994         1993         1992         1991

    SUMMARY INCOME STATEMENT

    Interest income    $255,066      $211,565     $165,054     $121,531     $99,199
    Interest expense   57,303        39,375       32,933       29,525       28,796
    Net interest
    income             197,763       172,190      132,121      92,006       70,403
    Provision for
    finance credit
    losses             32,641        7,376        6,392        4,330        3,984
    Net                165,122       164,814      125,729      87,676       66,419
    Other income       58,349        40,907       29,342       20,345       16,339
    Other expenses     103,363       64,731       50,204       34,359       29,256
    Income before
    income taxes and
    cumulative effect
    of change in
    accounting
    principle          120,108       140,990      104,867      73,662       53,502
    Income taxes       45,979        54,445       40,174       27,939       20,686
    Income before
    cumulative effect
    of change in
    accounting
    principle          74,129        86,545       64,693       45,723       32,816
    Cumulative effect
    of change in
    accounting
    principle          -             -            234          -            -
    Net income         74,129        86,545       64,927       45,723       32,816
    Net income per
    share              .43           .49          .37          .26          .19
    Dividends per
    share              .25           .19          .14          .10          .06
    Market value per
    share              13.25         8.67         12.75        7.44          6.31
    SELECTED BALANCES AT YEAR END
    Total assets       $1,598,098    $1,036,403   $797,090     $593,703     $498,437
    Finance receivables
    (gross)            1,441,288     1,272,430    1,004,517    747,573      618,455
    Finance receivables
    (Net of unearned
    charges)           1,197,776     1,039,867    820,287      618,648      514,586
    Allowance for
    finance credit
    losses             46,366        22,488       18,344       13,198       11,334
    Nonrefundable
    dealer reserves    61,961        66,477       57,241       38,262       28,226
    Senior debt,
    commercial paper
    and other notes    489,990       449,945      260,260      200,000      169,135
    Senior debt, term
    notes              438,750       265,375      266,000      175,500      143,000
    Subordinated debt  29,500        35,500       35,000       41,000       51,000
    Shareholders'
    equity             259,487       227,514      193,527      144,920      105,089
    SELECTED RATIOS
    Net income average
    assets             6.01%         9.71%        9.12%        8.36%         7.24%
    Net income to
    average share-
    holders' equity    29.64         40.23        38.95        37.62         36.91
    Earnings to fixed
    charges            3.05          4.48         4.10         3.44          2.82
    Shareholders'
    equity to assets   16.24         21.95        24.28        24.41         21.08


  ITEM 7.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  (Dollars in tables in thousands)
  The following discussion is intended to assist readers in their analysis of the accompanying consolidated financial statements and notes that are presented elsewhere in this Annual Report of Mercury Finance Company.

  As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

  FINANCIAL CONDITION
  ASSETS AND FINANCE RECEIVABLES

  Total assets of Mercury increased 54% to $1.6 billion at December 31, 1995. This follows an increase of 30% during 1994. Finance receivables increased 15% to $1.2 billion at December 31, 1995 which compared to an increase of 27% during 1994. $416 million of the increase in assets was attributable to Lyndon Insurance Companies, which Mercury acquired in October 1995. The remaining increases in assets and finance receivables are primarily attributable to the production of receivables from the increased number of offices operated by Mercury, the Midland acquisition and increased volume in existing offices. The Mercury offices in Florida, Texas and Illinois accounted for approximately 50% of all finance receivables in the 28 states where Mercury offices are located. The total number of offices was 276 at December 31, 1995, 247 at December 31, 1994 and 218 at December 31, 1993.
  The following tables summarize the composition of finance receivables at December 31:

                                  1995        1994         1993

    Sales finance receivables     $1,256,631  $1,136,958   $905,223
    Direct finance receivables    184,657     135,472      99,294
    Total gross finance
     receivables                  1,441,288   1,272,430    1,004,517
    Less:  Unearned finance
     charges                      234,792     222,284      174,440
    Unearned commissions,
     insurance premiums and
     insurance claim reserves     8,720       10,279       9,790
    Finance receivables           $1,197,776  $1,039,867   $820,287


    Gross Finance Receivables By Year of Office Openings

                                    1995        1994         1993

    Offices open at 12/31/93        $1,265,617  $1,190,723   $1,004,517
    1994 office openings            92,525      41,060       0
    1995 office openings            32,946      0            0
    1994 Acquisition of Midland     50,200      40,647       0
    Total gross finance receivables $1,441,288  $1,272,430   $1,004,517


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

                                 1995        1994         1993

    Balance at beginning of year $22,488     $18,344      $13,198
    Allowance acquired           0           1,052        2,456
    Provision charged to expense 32,641      7,376        6,392
    Finance receivables
     charged-off                 (12,846)    (6,467)      (4,882)
    Recoveries                   4,083       2,183        1,180
    Balance at  year end         $46,366     $22,488      $18,344
    Allowance as a percent of
     finance
     receivables outstanding     3.87%       2.16%        2.24%


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

                                 1995       1994         1993

    Balance at beginning of year $66,477    $57,241      $38,262
    Discounts acquired on
     new volume                   98,559    84,252       71,400
    Losses absorbed              (96,117)   (70,419)     (50,281)
    Other                        (6,958)    (4,597)      (2,140)
    Balance at end of year       61,961     66,477       57,241


  DEBT

  The primary source for funding Mercury's finance receivables comes from debt issued by Mercury. At December 31, 1995, Mercury had total debt of $958.2 million, which compares to $750.8 million and $561.3 million at December 31, 1994 and 1993, respectively. During 1995 Mercury issued $200.0 million in senior term notes at an average rate of 7.2%. The following table represents Mercury's debt instruments and the corresponding rates on the debt at the end of the periods indicated:

                  Dec. 31, 1995      Dec. 31,1994      Dec. 31, 1993
                 Balance     Rate   Balance    Rate   Balance     Rate

    Senior Debt:
     Commercial
     paper       $489,990    6.0%   $449,945    6.4%   $260,260   3.5%
    Term notes   438,750     7.2    265,375     7.1    266,000    7.2
    Subordinated
     debt        29,500      10.2   35,500      10.2   35,000     10.2
    Total        $958,240    6.6%   $750,820    6.8%   $561,260   5.7%


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

  SHAREHOLDERS' EQUITY

  The other primary source for funding the growth in finance receivables comes from the retention of earnings by Mercury. Total shareholders' equity at December 31, 1995 was $259.5 million which compares with $227.5 million at December 31, 1994. During the year Mercury had net income of $74.1 million, paid dividends of $42.8 million and purchased back 1.1 million shares costing $14.0 million. At December 31, 1995, Mercury's shareholders' equity as a percent of total assets was 16.24% which compares with 21.95% at December 31, 1994. The decrease in the percentage of shareholders' equity to total assets resulted from the purchase of the assets of the Lyndon Insurance Companies.

  RESULTS OF OPERATIONS
  NET INCOME

  For the year ended December 31, 1995, Mercury had net income of $74.1 million, which represents a decrease of 14% from the $86.5 million earned in 1994. The 1994 result was an increase of 33% over the $64.9 million earned in 1993. The decrease in 1995 net income versus 1994 is the result of an increase in finance charge income and other income more than offset by an increase in the provision for credit losses and an increase in expenses relating to the additional offices opened during 1994 and 1995 without a corresponding increase in net interest income after provision for credit losses.

  INTEREST INCOME AND INTEREST EXPENSE

  The largest single component of net income is net interest income which is the difference between interest income and interest expense before provision for finance credit losses. For the year ended December 31, 1995, net interest income was $197.8 million, which compares with $172.2 million and $132.1 million in 1994 and 1993, respectively. The primary factor attributable to the growth in net interest income is the volume increase in finance receivables outstanding. Also impacting growth in interest income was the investment portfolio of the Lyndon Insurance Companies, acquired in October 1995. For the year ended December 31, 1995, Mercury's net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 16.24%. This compares with a net interest margin of 18.55% and 17.73% in 1994 and 1993, respectively. The change in the net interest margin is primarily attributable to interest rate changes on interest earning assets and interest bearing liabilities. The changes in interest rates are reflective of general interest rate trends in the U.S. economy.

  In addition, the investment portfolio of Lyndon (which yields approximately 7% vs. approximately 23% for the finance receivable portfolio), contributed to the reduction in the margin percentage in 1995 from 1994. The following table summarizes net interest income and the net interest margin for the three years ended December 31:

                                 1995          1994         1993

    Average interest earning
      assets                     $1,217,798    $928,060     $745,164
    Average interest bearing
      liabilities                   843,239     612,700      494,590
    Net                          $  374,559    $315,360     $250,574
    Interest income              $  255,066    $211,565     $165,054
    Interest expense                 57,303      39,375       32,933
    Net interest income          $  197,763    $172,190     $132,121
    Rate earned                       20.94%      22.80%       22.15%
    Rate paid                          6.80%       6.43%        6.65%
    Net                               14.15%      16.37%       15.50%
    Net interest margin               16.24%      18.55%       17.73%


  OTHER INCOME

  In addition to finance charges and interest, Mercury derives commission income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of Mercury. Other credit-related sources of revenue are derived from the sale of other products and services.

  Lyndon earns insurance premiums on business it has underwritten through outside distributors, business in a run-off mode from subsidiaries of its prior owner, and going forward, through Mercury's branch offices. Insurance premiums are also earned by Mercury's other insurance subsidiaries as a reinsurers of credit life and accident and health policies issued through Mercury branch offices. For the year ended December 31, 1995, Mercury experienced increases in its insurance premiums which is primarily attributable to the fourth quarter acquisition of Lyndon. The following table summarizes the amounts earned from these products for the three years ended December 31:

                                  1995        1994         1993

    Insurance commissions         $21,365     $20,507      $12,318
    Insurance premiums            29,686      9,056        8,648
    Vehicle protection club
     memberships                  3,242       3,929        3,478
    Fees and other                4,056       7,415        4,898
    Total                         $58,349     $40,907      $29,342
    Other income as a % of
     average interest earning
     assets                       4.79%       4.41%        3.94%


  OTHER EXPENSES

  In addition to interest expense and the provision for finance credit losses, Mercury incurs other operating expenses in the conduct of its business. During 1995 other operating expenses increased 60% over 1994, which in turn had increased 30% over 1993. During the same period, total assets of Mercury have increased 54% and 30%. During 1994 additional legal fees and settlement costs were incurred associated with a judgement which was rendered against one of Mercury's subsidiaries in Alabama. The following table summarizes the components of other expenses for the three years ended December 31:

                                  1995       1994         1993

    Salaries and employee
     benefits                     $48,590    $36,852      $29,058
    Incurred insurance claims
     expense
     and other underwriting
     expense                      17,703     2,722        3,338
    Other operating expenses      37,070     25,157       17,808
    Total                         $103,363   $64,731      $50,204
    Operating expenses as a % of
     average interest earning
     assets                       8.49%      6.97%        6.74%


  INCOME TAXES

  Income taxes decreased 15% to $46.0 million when compared with $54.4 million and $40.2 million in 1994 and 1993, respectively. The decrease in income taxes is primarily attributable to a lower level of pretax earnings during 1995. The effective tax rates on income before income taxes were 38.3%, 38.6% and 38.3% in 1995, 1994 and 1993, respectively.

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

  The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                      1995         1994         1993

    Loss provision charged to income  $32,641      $7,376       $6,392
    Charge-offs net of recoveries     8,763        4,284        3,702
    Net charge-offs against
     nonrefundable dealer reserves    96,117       70,419       50,281
    Allowance for finance credit
     losses at end of period          46,366       22,488       18,344
    Dealer reserves at end of period  61,961       66,477       57,241

    RATIOS

                                      1995         1994         1993

    Net charge-offs against allowance
     to average finance receivables   .76%         .47%         .49%
    Net charge-offs against
     nonrefundable dealer reserves to
     average finance receivables      8.37%        7.69%        6.84%
    Allowance for finance credit
     losses at end of period          3.87%        2.16%        2.24%
    Dealer reserves to net sales
     finance receivables at end of
     period                           6.00%        7.11%        7.65%


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

  If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding 60 day and greater contractually delinquent accounts, at December 31 (dollars in thousands):


   60 Days and Over Delinquencies   1995        1994         1993

    Sales finance receivables       $13,965     $7,492       $5,366
    Direct finance receivables      2,782       2,709        3,099
    Total                           $16,747     $10,201      $8,465
    Outstanding
    Sales finance receivables       $1,256,631  $1,136,958   $905,223
    Direct finance receivables      184,657     135,472      99,294
    Total                           $1,441,288  $1,272,430   $1,004,517
    Delinquency as a % of
    Receivables Outstanding
    Sales finance receivables       1.11%       .66%         .59%
    Direct finance receivables      1.51%       2.00%        3.12%
    Total                           1.16%       .80%         .84%


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

  ITEM 8.

  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           INDEPENDENT AUDITORS' REPORT


  THE BOARD OF DIRECTORS AND SHAREHOLDERS
  MERCURY FINANCE COMPANY:

  We have audited the accompanying consolidated balance sheets of Mercury Finance Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of Mercury Finance Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Finance Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                     /s/ KPMG Peat Marwick LLP

  February 12, 1996, except as to notes 1, 4, 7, 12, 14, 15 and 16, which are dated as of October 27, 1997.
  Chicago, Illinois


  CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands)

                                                  December 31,
                                                  1995        1994

    ASSETS
    Cash                                          $22,967     $19,980
    Investments available-for-sale at fair value  229,418     -
    Investments to be held-to-maturity
    (fair value of $12,909 and $13,942)           12,625      14,184
    Finance receivables                           1,197,776   1,039,867
    Less allowance for finance credit losses      (46,366)    (22,488)
    Less nonrefundable dealer reserves            (61,961)    (66,477)
    Finance receivables, net                      1,089,449   950,902
    Deferred income taxes                         21,353      7,290
    Premises and equipment (at cost less
    accumulated depreciation of $7,247 and
    $6,158)                                       7,022       3,492
    Goodwill                                      15,274      15,404
    Reinsurance receivable                        89,962      -
    Deferred acquisition costs and present
      value of future profits                     23,242      243
    Other assets (including repossessions)        86,786      24,908
    TOTAL ASSETS                                  1,598,098   1,036,403
    LIABILITIES AND SHAREHOLDERS' EQUITY
    LIABILITIES
    Senior debt, commercial paper and notes       $489,990    $449,945
    Senior debt, term notes                       438,750     265,375
    Subordinated debt                             29,500      35,500
    Accounts payable and other liabilities        70,268      52,635
    Unearned premium and claim reserves           195,761     766
    Reinsurance payable                           105,081     -
    Income taxes payable                          9,261       4,668
    TOTAL LIABILITIES                             1,338,611   808,889
    SHAREHOLDERS' EQUITY
    Common stock - $1.00 par value:
      300,000,000 shares authorized
      1995 - 176,477,520 shares outstanding
      1994 - 116,079,703 shares outstanding       176,478     116,080
    Paid in capital                               39          6,384
    Retained earnings                             118,138     128,157
    Unrealized appreciation on available-for-
      sale securities, net of tax                 1,969       -
    Treasury stock, 3,896,557 and 1,839,705
      shares at cost                              (37,137)    (23,107)
    TOTAL SHAREHOLDERS' EQUITY                    259,487     227,514
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    1,598,098   1,036,403

    See accompanying notes to consolidated financial statements.



  CONSOLIDATED STATEMENTS OF INCOME
  (Dollars in thousands except per share amounts)

  Years ended December 31,
   Text                          1995          1994         1993

    INTEREST INCOME
    Finance charges and loan
      fees                       $249,913      $210,891     $164,572
    Investment income            5,153         674          482
    Total finance charges, fees
      and investment income      255,066       211,565      165,054
    Interest expense             57,303        39,375       32,933
    Net interest income          197,763       172,190      132,121
    Provision for finance credit
      losses                     32,641        7,376        6,392
    Net interest income after
      provision for finance
      credit losses              165,122       164,814      125,729
    OTHER INCOME
    Insurance commissions        21,365        20,507       12,318
    Insurance premiums           29,686        9,056        8,648
    Fees and other               7,298         11,344       8,376
    Total other income           58,349        40,907       29,342
    OTHER EXPENSES
    Salaries and employee
      benefits                   48,590        36,852       29,058
    Occupancy expense            4,880         3,730        3,216
    Equipment expense            2,041         1,665        1,244
    Data processing expense      3,071         2,551        1,984
    Incurred insurance claims
      and other underwriting
      expense                    17,703        2,722        3,338
    Other operating expenses     27,078        17,211       11,364
    Total other expenses         103,363       64,731       50,204
    Income before income taxes
      and cumulative effect of
      change in accounting
      principle                  120,108       140,990      104,867
    Applicable income taxes      45,979        54,445       40,174
    Income before cumulative
      effect of change in
      accounting principle       74,129        86,545       64,693
    Cumulative effect of change
      in accounting principle    -             -            234
    NET INCOME                   74,129        86,545       64,927
    NET INCOME PER SHARE         $ .43         $ .49        $ .37

    See accompanying notes to consolidated financial statements.



  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  (Dollars in thousands except per share amounts)

                        Common      Paid in     Retained   Unrealized   Treasury
                        Stock       Capital     Earnings   Appreciation Stock        Total

    Balance at January
      1, 1993           $86,125     $5,274      $53,692    $0          ($171)       $144,920
    1993 net income                             64,927                              64,927
    Stock options
      exercised         703         6,328                                           7,031
    Cash dividends
      ($.14 per share)                          (23,351)                            (23,351)
    Transfer to Paid
      in Capital                    20,075      (20,075)                             -
    Two for one stock
      split             28,821      (28,821)                                         -
    Balance at December
      31, 1993          115,649     2,856       75,193     0            (171)       193,527
    1994 net income                             86,545                              86,545
    Stock options
      exercised         431         3,528                                           3,959
    Cash dividends
      ($.19) per share                          (33,581)                            (33,581)
    Treasury stock
      acquired                                                         (22,936)    (22,936)
    Balance at December
      31, 1994          116,080     6,384       128,157    0           (23,107)     227,514
    1995 net income                             74,129                              74,129
    Stock options
      exercised         1,573       11,181                                          12,754
    Cash dividends
      ($.25) per share                          (42,849)                            (42,849)
    Transfer to Paid
      in Capital                    41,299      (41,299)                            -
    Three for two
      stock split       58,825      (58,825)                                        -
    Unrealized
      appreciation on
      available-for-
      sale securities
      net of tax                                           1,969                    1,969
    Treasury stock
      acquired                                                         (14,030)     (14,030)
    BALANCE AT
    DECEMBER 31,
    1995                $176,478    $39         $118,138   $1,969      ($37,137)    $259,487

    See accompanying notes to consolidated financial statements.



  CONSOLIDATED STATEMENTS OF CASH FLOWS


   (Dollars in thousands)       Years ended December 31,
                                           1995     1994     1993

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                             $74,129  $86,545  $64,927
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Provision for finance credit losses  32,641   7,376    6,392
    Provision for deferred income taxes   (10,595) (1,779)  (1,305)
    Depreciation                           1,153    902      673
    Amortization of goodwill and purchase
       accounting adjustments              3,208    596      385
    Gain on sale of investment securities  (19)     (24)     (28)
    Net (increase) decrease in
       reinsurance receivable              (37,476) -        -
    Net (increase) decrease in deferred
       acquisition costs and present value
       of future profits                   (2,176)  (220)    (23)
    Net (increase) decrease in other
       assets                              (14,044) (13,008) (1,166)
    Net increase (decrease) in
       reinsurance payable                 (14,116) -        -
    Net increase (decrease) in
       unearned premium and claim reserves 10,970   10       (157)
    Increase in taxes payable              4,593    1,441    909
    Net increase (decrease) in other
       liabilities                         3,120    13,478   5,493
    Net increase (decrease)in
       nonrefundable dealer
       reserves                            (4,516)  5,727    18,979
     Net cash provided by operating
       activities                          46,872   101,044  95,079
    CASH FLOWS FROM INVESTING ACTIVITIES
      Principal collected on finance
       receivables                         825,779  690,508  569,290
    Finance receivables originated or
       acquired                           (992,450)(887,902)(724,104)
      Purchases of investment securities   (24,010) (7,896)  (3,646)
    Proceeds from sales of investment
       securities                          55,694   3,938    2,165
    Proceeds from maturities of
       investment securities               3,413    331      2,320
    Purchase of premises and equipment    (4,683)  (1,456)  (1,032)
    Assets acquired                       (393,318)(26,014) (55,504)
    Liabilities assumed                    310,519  16,866   43,746
    Net assets acquired                    (82,799) (9,148)  (11,758)
    Purchase price less than (in excess
       of) fair value of net assets
       acquired                            10,299   (5,905) (10,498)
    Net cash used in investing
        activities                       (208,757)(217,530)(177,263)


    CASH FLOW FROM FINANCING ACTIVITIES
    Net increase (decrease) in senior
       debt, commercial paper              40,045   184,485  55,289
    Senior debt, term notes retired        (26,625) (35,125) (79,500)
    Subordinated debt retired              (6,000)  (2,320)  (6,000)
    Senior debt, term notes issued         200,000  30,000   135,000
    Stock options exercised                12,754   3,959    7,031
    Dividends paid                         (42,849) (33,581) (23,351)
    Treasury stock acquired                (14,030) (22,936) -
    Net cash provided by financing
        activities                         163,295  124,482  88,469
    Net increase (decrease) in cash
        and cash equivalents               1,410    7,996    6,285
    CASH AT BEGINNING OF YEAR              19,980   11,621   4,820
    CASH ACQUIRED                          1,577    363      516
    CASH AT END OF YEAR                    $22,967  $19,980  $11,621
    Supplemental Disclosures
       Income taxes paid to federal and
       state governments                   $51,967  $53,262  $39,160
    Interest Paid to Creditors             $57,797  $39,502  $33,038

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

  On October 20, 1995 Mercury acquired all the shares of ITT Lyndon Property and ITT Lyndon Life Insurance Company for $72.5 million in cash and the assumption of their net liabilities. ITT Lyndon Property and ITT Lyndon Life Insurance Company conducted their business through a central office in St. Louis, Missouri. Following the acquisition, the names of the companies were changed to Lyndon Property and Lyndon Life Insurance Companies "Lyndon". The acquisition was accounted for under the purchase method of accounting. Accordingly their results of operations have been included in the consolidated statements of income and statements of cash flow since the date of acquisition. The excess of fair value over cost of net assets acquired negative goodwill of $10,299) relating to the acquisition was offset against the present value of future profits of acquired insurance in force. The balance of the present value of future profits was $16.6 million at December 31, 1995 and is being amortized over an approximate three year period.

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

                                               1995            1994

    Net interest income & other income         $371,092        $318,824
    Net income                                 92,372          121,979
    Net income per share                       $ .53           $ .70


  2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

  The accounting and reporting policies of Mercury conform to generally accepted accounting principles and to the general practice within the finance and insurance industries. The consolidated financial statements include the accounts of the consumer finance subsidiaries, Mercury Life Insurance Company("Mercury Life"), Gulfco Investment Inc. ("Gulfco"), Midland Finance Co. ("Midland"), Gulfco Life Insurance Company ("Gulfco Life") and Lyndon Property and Lyndon Life Insurance Companies ("Lyndon"). In addition certain data from prior years has been reclassified to conform to the 1995 presentation.

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

  4) FINANCE RECEIVABLES

  Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 36 months with maximum terms of 48 months. Loans outstanding at December 31, 1995 and 1994, were as follows:



    Text                            1995            1994

    DIRECT FINANCE RECEIVABLES
     Interest bearing               $72,394         $34,191
     Precompute                     112,263         101,281

     Total direct finance
      receivables                   184,657         135,472


    SALES FINANCE RECEIVABLES       1,256,631       1,136,958
    Total gross finance receivables 1,441,288       1,272,430
    Less: Unearned finance charges  234,792         222,284
          Unearned commissions,
           insurance premiums
           and insurance claim
           reserves                 8,720            10,279

    Finance receivables             $1,197,776      $1,039,867


  Included in finance receivables at December 31, 1995 and 1994 were $41,249 and $10,201, respectively, of receivables for which interest accrual had been suspended. Repossessed assets totaled $10,621 and $8,258 at December 31, 1995 and 1994, respectively. Contractual maturities of the finance receivables by year are not readily available at December 31, 1995 and 1994, but experience has shown that such information is not significant in that receivables may be renewed, converted, or paid in full prior to actual maturity.

  Principal cash collections (excluding finance charges earned) for the years ended December 31, 1995 and 1994, were as follows:

                                            1995            1994

    DIRECT FINANCE RECEIVABLES
    Principal cash collections              $105,901        $70,892
    Percent of average net balances         85%             82%
    SALES FINANCE RECEIVABLES
    Principal cash collections              $728,641        $623,990
    Percent of average net balances         72%             72%


  A summary of the activity in the allowance for finance credit losses for the years ended December 31, was as follows:

                                          1995       1994       1993

    Balance at beginning of year          $22,488    $18,344    $13,198
    Allowance acquired                    -          1,052      2,456
    Provision for finance credit losses   32,641     7,376      6,392
    Finance receivables charged off       (12,846)   (6,467)    (4,882)
    Recoveries                            4,083      2,183      1,180
    Balance at end of year                $46,366    $22,488    $18,344


  A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows:

                                       1995        1994        1993

    Balance at beginning of year       $66,477     $57,241     $38,262
    Discounts acquired on new volume   98,559      84,252      71,400
    Losses absorbed                    (96,117)    (70,419)    (50,281)
    Other                              (6,958)     (4,597)     (2,140)
    Balance at end of year             $61,961     $66,477     $57,241


  5) SENIOR AND SUBORDINATED DEBT, LINES OF CREDIT AND COMMITMENT FEES

  Senior and Subordinated debt at December 31, 1995 and 1994, consisted of the following:

                                             1995        1994

    SENIOR DEBT, COMMERCIAL PAPER AND NOTES  $489,990    $449,945
    SENIOR DEBT, TERM NOTES
    Due 1995 - interest rate 9.02%           $0          $10,000
    Due 1995 - interest rate 5.88%           0           15,000
    Due 1995 - interest rate 7.13%           0           125
    Due 1996 - interest rate 9.00%           25,000      25,000
    Due 1996 - interest rate 6.41%           15,000      15,000
    Due 1996 - interest rate 7.13%           125         125
    Due 1997 - interest rate 7.67%           15,000      15,000
    Due 1997 - interest rate 8.15%           17,500      17,500
    Due 1997 - interest rate 6.29%           24,000      24,000
    Due 1997 - interest rate 7.13%           125         125
    Due 1997 - interest rate 6.86%           0           1,500
    Due 1997 - interest rate 6.41%           40,000      0
    Due 1998 - interest rate 6.70%           35,000      35,000
    Due 1998 - interest rate 6.16%           76,000      76,000
    Due 1998 - interest rate 8.62%           20,000      20,000
    Due 1998 - interest rate 8.50%           10,000      10,000
    Due 1998 - interest rate 7.13%           1,000       1,000
    Due 1998 - interest rate 7.16%           25,000      0
    Due 1999 - interest rate 7.33%           30,000      0
    Due 2000 - interest rate 7.42%           58,000      0
    Due 2001 - interest rate 7.50%           30,000      0
    Due 2002 - interest rate 7.59%           17,000      0
    TOTAL SENIOR DEBT, TERM NOTES            $438,750    $265,375

                                             1995       1994
    SUBORDINATED DEBT
    Due 1995 - interest rate 9.76%           $0         $4,000
    Due 1995 - interest rate 10.86%.         0          1,500
    Due 1996 - interest rate 9.76%           4,000      4,000
    Due 1996 - interest rate 10.86%          3,000      3,000
    Due 1997 - interest rate 9.76%           12,000     12,000
    Due 1997 - interest rate 10.86%.         3,000      3,000
    Due 1998 - interest rate 10.86%.         7,500      7,500
    Due 1998 - interest rate 7.38%           0          500
    TOTAL SUBORDINATED DEBT                  $29,500    $ 35,500


  The following table sets forth information with respect to maturities of senior and subordinated debt at December 31, 1995.

              Senior debt
              commercial      Senior debt     Subordinated
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

  7) DIVIDEND RESTRICTIONS

  Payment of dividends by Mercury is subject to certain limitations in the various debt agreements and the revolving credit facilities. Under the most restrictive provisions of these agreements, no amounts were available for distribution as of December 31, 1995. Payment of dividends by the insurance subsidiaries to Mercury from statutory- basis retained earnings (surplus) in excess of defined limits (generally, the lesser of statutory-basis net gain from operations or 10% of prior year-end statutory-basis surplus) is subject to approval by state regulatory authorities. The amount available for payment of dividends to Mercury by its insurance subsidiaries without regulatory approval, totaled $6,135 at December 31, 1995.

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


  9) STOCK OPTIONS

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

  12) INCOME TAXES

  The components of the 1995, 1994 and 1993 provisions were as follows:

                                    1995      1994     1993

    CURRENT INCOME TAX EXPENSE
    Federal                         $47,858   $48,365  $35,792
    State                           8,716     7,859    5,453
    Total                           56,574    56,224   41,245
    Deferred income tax benefit     (10,595)  (1,779)  (1,305)
    Total income tax provision      $45,979   $54,445  $39,940


  The effective tax rates on income before income taxes were 38.3%, 38.6% and 38.3% in 1995, 1994, and 1993 respectively. State income taxes accounted for the difference between the effective income tax rate and the statutory Federal tax rate of 35% for 1995, 1994 and 1993. The total income tax benefit reflected in shareholders' equity for stock options exercised was $7,363, $1,535 and $2,698 in 1995, 1994 and 1993 respectively. Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, were as follows:

                                          1995          1994

    DEFERRED TAX ASSETS:
    Allowance for finance credit
     losses and prepaid pension expense   $17,885       $8,048
    Purchase accounting adjustments       $4,830        $0
    Deferred tax assets                   $22,715       $8,048
    DEFERRED TAX LIABILITIES:
    Unrealized appreciation on
     available-for-sale securities        $1,362        $0
    Premises and equipment
     depreciation and other miscellaneous
     items                                0             758
    Net deferred tax assets               $21,353       $7,290


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

                                                  1995
                                                  Carrying   Fair
                                                  Amount     Value

    FINANCIAL ASSETS:
    Cash                                          $ 22,967   $22,967
    Investments                                   242,043    242,327
    Finance Receivables                           1,197,776  1,251,422
    Less Allowance for Finance Credit Losses      (46,366)   (46,366)
    Less Nonrefundable Dealer Reserves            (61,961)   (61,961)
    Total                                         $1,354,459 $1,408,389

    FINANCIAL LIABILITIES:
    Senior Debt, Commercial Paper                 $489,990   $489,990
    Senior Debt, Term Notes                       438,750    443,437
    Subordinated Debt                             29,500     30,715
    Total                                         $958,240   $964,142

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
  Year Ended December 31

                          1995             1994           1993

    REVENUES
    Finance               $218.3           $203.5         $152.4
    Insurance             37.8             9.6            9.1
    Total                 $256.1           $213.1         $161.5
    OPERATING PROFITS
    Finance               $107.7           $137.9         $102.5
    Insurance             12.4             3.1            2.4
    Total                 $120.1           $141.0         $104.9
    NET INCOME
    Finance               $66.3            $84.4          $63.3
    Insurance             7.8              2.1            1.6
    Total                 $74.1            $86.5          $64.9
    IDENTIFIABLE ASSETS
    Finance               $1,168.1         $1,025.1       $789.0
    Insurance             430.0            11.3           8.1
    Total                 $1,598.1         $1,036.4       $797.1


  16) SUBSEQUENT EVENTS - RESTATEMENT OF 1995 FINANCIAL STATEMENTS

  In January 1997, Mercury discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements.
  As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, Mercury has restated the previously reported financial statements for 1995 as follows:


     Decrease in finance charges and loan fees                                     $15,350
     Increase in provision for finance credit losses                                 1,800
     Decrease in other income                                                       19,562
     Increase in other expenses                                                      2,130
     Decrease in income before income taxes                                         38,842
     Decrease in provision for income taxes                                         14,064
     Decrease in net income for 1995 and decrease in
       retained earnings as of December 31, 1995                                   $24,778

     Decrease in net income per common share                                         $0.14



  QUARTERLY FINANCIAL DATA (UNAUDITED)

  BALANCE SHEET AVERAGE FOR THE QUARTER 1995


                        4th Qrtr    3rd Qrtr    2nd Qrtr    1st Qrtr

    Cash                 $22,266     $13,913     $15,252     $17,786
    Investments          260,312     11,885      14,048      13,240
    Finance Receivables  1,174,398   1,162,846   1,126,064   1,064,352
    Allowance for Credit
     Losses              (28,459)    (25,123)    (24,313)    (22,955)
    Nonrefundable Dealer
     Reserves            (64,270)    (73,160)    (70,573)    (67,931)
    Other Assets         184,875     50,931      45,667      48,839
    Total Assets         $1,549,122  $1,141,292  $1,106,145  $1,053,331
    LIABILITIES AND
     SHAREHOLDERS' EQUITY
    Senior Debt, Short
     Term                $432,291    $363,360    $493,654    $453,593
    Senior Debt, Long
     Term                432,104     419,708     267,641     265,375
    Subordinated Debt    32,167      33,833      35,500      35,500
    Other Liabilities    378,836     59,976      65,377      71,527
    Total Shareholders'
     Equity              273,724     264,415     243,973     227,336
    Liabilities and
     Shareholders'
     Equity              $1,549,122  $1,141,292  $1,106,145  $1,053,331
    INCOME STATEMENT

    Interest Income      $68,803     $65,000     $61,993     $59,270
    Interest Expense     15,797      14,499      13,897      13,110
    Net Interest Income  53,006      50,501      48,096      46,160
    Provision for Credit
     Losses              23,879      3,312       3,026       2,424
    Net Interest Income
     after Credit Losses 29,127      47,189      45,070      43,736
    Other Income         31,765      8,135       8,068       10,382
    Other Expenses       39,716      20,376      24,241      19,030
    Income Before Income
     Taxes               21,176      34,948      28,897      35,088
    Applicable Income
     Taxes               8,861       13,093      10,578      13,448
    Net Income           12,315      21,855      18,319      21,640
    Average Common &
     Equivalent
     Shares Outstanding  174,518     175,137     173,764     173,018
    Per Common Share
     (adjusted for
     stock splits)
    Net Income           $.07        $.12        $.11        $.13
    Cash Dividend        .08         .06         .06         .05
    Market Price:
      High               16 3/8      16 5/8      12 7/8      11 1/4
      Low                11 3/8      12 1/8      9 3/4       8 1/4
      Close at End of
      Period             13 1/4      16 1/4      12 7/8      10 5/8
    Ratios
    Net Interest Margin  14.81%      17.24%      16.86%      17.07%
    Net Income to
    Average Assets         3.18%     7.66%       6.62%       8.22%
    Net Income to
     Average
     Shareholders'
     Equity              18.00%      33.06%      30.03%      38.08%

    BALANCE SHEET AVERAGE FOR THE QUARTER 1994

                         4th Qrtr    3rd Qrtr    2nd Qrtr    1st Qrtr

    ASSETS
    Cash                 $14,742     $13,859     $12,629     $13,464
    Investments          $12,600     $12,448     $11,746     $11,248
    Finance Receivables  $1,000,640  $932,434    $892,076    $839,051
    Allowance for Credit
     Losses              (22,002)    (20,331)    (19,617)    (18,681)
    Nonrefundable Dealer
     Reserves            (71,261)    (68,829)    (65,818)    (59,675)
    Other Assets         48,356      34,910      30,153      29,805
    Total Assets         983,075     904,491     861,169     815,212
    LIABILITIES AND
     SHAREHOLDERS' EQUITY
    Senior Debt, Short
     Term                $385,243    $316,070    $288,452    $258,582
    Senior Debt, Long
     Term                264,533     265,167     266,000     266,000
    Subordinated Debt    35,750      35,000      35,000      35,000
    Other Liabilities    67,888      64,814      61,044      58,820
    Total Shareholders'
     Equity              229,661     223,440     210,673     196,810
    Liabilities and
     Shareholders' Equity $983,075    $904,491    $861,169    $815,212
    INCOME STATEMENT
    Interest Income      $59,531     $53,399     $50,818     $47,816
    Interest Expense     11,575      9,969       9,302       8,528
    Net Interest Income  47,956      43,430      41,516      39,288
    Provision for Credit
     Losses              2,543       1,657       1,409       1,766
    Net Interest Income
     After Credit Losses 45,413      41,773      40,107      37,522
    Other Income         13,575      10,228      8,588       8,516
    Other Expenses       20,653      15,362      14,523      14,192
    Income Before
     Income Taxes        38,335      36,639      34,172      31,846
    Applicable Income
     Taxes               14,827      14,158      13,170      12,290
    Net Income           23,508      22,481      21,002      19,556
    Average Common and
     Equivalent Shares
     Outstanding         173,147     175,792     175,833     175,836
    Per Common Share
     (adjusted for stock
     splits)
    Net Income           $.14        $.13        $.12        $.11
    Cash Dividend        .05         .05         .04         .04
    Market Price:
     High                10 1/8      11 3/4      12 5/8      12 3/4
     Low                 7 3/8       9           10 1/8      9 7/8
    Close at End of
     Period              8 5/8       9 5/8       11          11 1/4
    Ratios:
    Net Interest Margins 18.97%      18.42%      18.36%      18.43%
    Net Income to
    Average Assets       9.57        9.94        9.76        9.60
    Net Income to Ave
     rage Shareholders'
     Equity              40.94       40.25       39.88       39.75


  The common stock of Mercury Finance Company began trading on The New York Stock Exchange on April 11, 1989 under the symbol MFN. Mercury common stock is also traded on The Chicago Stock Exchange. On December 31, 1995 Mercury had approximately 4,100 holders of record of common stock, exclusive of holders of shares in "street" or nominee names.

  ITEM 9.

  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  See Current Report on Form 8-K filed on February 25, 1997 regarding changes in Registrant's certifying accountant.


                                     PART III

  ITEM 10.

  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding directors is contained in Mercury's 1996 Proxy and information regarding executive officers is set forth in Item 1 herein.

       Certain executive officers and directors of the Company have been delinquent in the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.


                                      PART IV
  ITEM 14.

  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  Financial Statements Filed Under Item 8 of this Report

  Consolidated Balance Sheets as of December 31, 1995 and 1994.
  Consolidated Statements of Income for the Three Year Period Ended December 31, 1995, 1994 and 1993.
  Consolidated Statements of Changes in Shareholders' Equity for the Three Year Period Ended December 31, 1995, 1994 and 1993.
  Consolidated Statements of Cash Flows for the Three Year Period Ended December 31, 1995, 1994 and 1993.
  Notes to Consolidated Financial Statements for the Three Year Period Ended December 31, 1995, 1994 and 1993.
  Independent Auditors' Report.
  Quarterly Financial Data (Unaudited)

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

                              Mercury Finance Company
                                   (Registrant)

                              /s/ William A. Brandt, Jr.     01/07/98
                                  William A. Brandt, Jr.
                                  President and
                                  Chief Executive Officer




  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


       /s/ William A. Brandt, Jr.    01/07/98
           William A. Brandt, Jr.
           President and
           Chief Executive Officer




  The following exhibits required by Item 601 of Regulation S-K are not contained herein (except exhibits 11, 12, 13, 22 and 23) but are filed separately with this Form 10-K filing and are incorporated by reference to previous filings as indicated:

  EXHIBIT
  NUMBER   DESCRIPTION OF EXHIBITS ENCLOSED                           SEQUENTIAL
                                                                         PAGE
                                                                       NUMBERS

  3A       *Certificate of Incorporation
  3B       *Bylaws
  10A      *1989 Stock Option Plan
  10B      *Employee Stock Purchase Plan
  10C      *Retirement Plan and Trust
  10D      *Deferred Compensation Plan for Directors
  10E      *Dividend Reinvestment Plan
  10G      *Employment Agreement Dated as of January 1, 1989, Between
             First Illinois Corporation and John N. Brincat
  10H      **Employment Agreement Dated as of February 20, 1989,
             Between Mercury Finance Company and Charely A. Pond
  10J      *Lease Dated December 6, 1985 Between Teachers Realty
             Corporation and First Illinois Finance Company
  10K      *Life Reinsurance Agreement Between American Bankers Life
             Assurance Company of Florida and First Illinois Finance
             Company
  10L      *Accident and Health Reinsurance Agreement Between
             American Bankers Life Assurance Company of Florida and First Illinois Finance Company Dated as of June 1, 1986.
  10M      *Agency Agreement Dated February 1, 1985 Between American
             Bankers Insurance Group and First Illinois Finance
             Company
  10N      *Form of Mercury Finance Company Commercial Paper Note
  10O      *$200,000,000 Credit Agreement Dated as of December 23,
             1988 Among Mercury Finance Company and Harris Trust and
             Savings Bank
  10P      **First Amendment Dated as of December 18, 1989 to
              $200,000,000 Credit Agreement Dated as of December 23, 1988 Among Mercury Finance Company and Harris Trust and Savings Bank as agent for the Bank Parties thereto
  10Q      **Second Amendment Dated as of December 31, 1989 to
              $200,000,000 Credit Agreement Dated as of December 23, 1988 Among Mercury Finance Company and Harris Trust and Savings Bank as agent for the Bank Parties thereto
  10R      Third Amendment Dated as of May 14, 1990 to
            $200,000,000 Credit Agreement Dated as of December 23, 1988 Among Mercury Finance Company and Harris Trust and Savings Bank as agent for the Bank Parties thereto
  10S      Fourth Amendment Dated as of December 23, 1990 to
            $200,000,000 Credit Agreement Dated as of December 23, 1988 Among Mercury Finance Company and Harris Trust and Savings Bank as agent for the Bank Parties thereto
  10T      *Senior Subordinated Note Dated as of March 3, 1989
             Between Australia and New Zealand Banking Group Limited and First Illinois Finance Company
  10U      *Note Purchase Agreement Dated as of May 30, 1986 Between
             First Illinois Finance Company and American Bankers Life Assurance Company of Florida
  10V *Note Purchase Agreement Dated as of May 30, 1986 Between First Illinois Finance Company and American Bankers Life Assurance Company of Florida
  10W *Interest Rate Swap Agreement Dated as of May 10, 1988 Between Continental Illinois National Bank and Trust Company of Chicago and First Illinois Finance Company
  10X *Master Interest Rate Swap Agreement Dated as of June 18, 1986 Between Harris Trust and Savings Bank and First Illinois Finance Company
  10Y **Term Loan Agreement Dated as of September 27, 1989 Between Mercury Finance Company and National Westminster Bank, U.S.A
  10Z **Term Loan Agreement Dated as of September 28, 1989 Between Mercury Finance Company and Northern Trust Company
  10AA **Term Loan Agreement Dated as of September 29, 1989 Between Mercury Finance and Mellon Bank, N.A.
  10AB **Subordinated Note Agreement Dated as of October 17, 1989, Between Mercury Finance Company and State Bank of South Australia
  10AC **Amendment Dated December 1, 1989 to Subordinated Note Agreement Dated as of October 17, 1989 Between Mercury Finance Company and State Bank of South Australia
  10AD **Senior Note Agreement Series A and B Dated as of December 1, 1989 Between Mercury Finance Company and:
           - Insurance Company of North America
           - Life Insurance Company of North America
           - The Lincoln National Life Insurance Company
           - First-Penn Pacific Life Insurance Company
           - The Mutual Life Insurance Company
           - Phoenix Mutual Life Insurance Company
           - Provident Mutual Life Insurance Company
           - SMA Life Assurance Company
           - State Mutual Life Assurance Company
           - State Mutual Life Assurance Company of America
  10AE **Senior Subordinated Note Agreement Series C Dated as of December 1, 1989 Between Mercury Finance Company and:
           - Cigna Property and Casualty Insurance Company
           - Connecticut General Life Insurance Company
           - Life Insurance Company of North America
           - Phoenix Mutual Life Insurance Company
  10AF ***Senior Subordinated Note Agreement Series D Dated as of May 15, 1990 Between Mercury Finance Company and:
           - Cigna Property and Casualty Company
           _ Connecticut General Life Insurance Company
  10AG ***Senior Note Agreement Dated as of September 1, 1990 Between Mercury Finance Company and Aetna Life Insurance Company
  10AH ****Senior Note Agreement Dated as of June 1, 1991 Between Mercury Finance Company and Allstate Insurance Company
  10AI ****Senior Note Agreement Dated as of September 1, 1991 Between Mercury Finance Company and Principal Mutual Life Insurance Company
  10AJ ****Loan Agreement Dated October 30, 1992 Between mercury Finance Company and Allomon Funding Corporation (Uncommitted Credit Facility)
  10AK *****Senior Note Agreement Dated march 1, 1992 Between Mercury Finance Company and Principal Mutual Life Insurance Company
  10AL *****Senior Note Agreement Dated may 1, 1992 Between Mercury Finance Company and:
           - Allstate Life Insurance Company
           - State Mutual Life Assurance Company of America
  10AM *****Interest Rate Swap Transaction Dated July 2, 1992 Between Mercury Finance Company and Continental Bank N.A.
  10AN *****Senior Note Agreement Dated September 1, 1992 Between Mercury Finance Company and The Equitable Life Assurance Society of the United States
  10AO *****Senior Note Agreement Dated September 15, 1992 Between Mercury Finance Company and The Equitable Life Assurance Society of the United States
  10AP *****Credit Agreement Dated September 15, 1992 Between Mercury Finance Company and:
           *****Credit Agreement Dated September 15, 1992 Between Mercury Finance Company and:
           - Harris Trust and Savings Bank
           - Continental Bank N.A.
           - Canadian Imperial Bank of Commerce
           - The Northern Trust Company
           - The Daiwa Bank, Ltd.
           - Mellon Bank, N.A.
           - Bank One, Evanston, N.A.
           - NBD Bank, N.A.
           - First Wisconsin national Bank of Milwaukee
           - Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
           - Bank Hapoalim B.M.
           - Bank of Hawaii
  10AQ *****Credit Agreement Dated September 15, 1992 Between Mercury Finance Company and:
           - Harris Trust and Savings Bank
           - Continental Bank N.A.
           - Canadian Imperial Bank of Commerce
           - The Northern Trust Company
           - The Daiwa Bank, Ltd.
           - Mellon Bank, N.A.
           - Bank One, Evanston, N.A.
           - NBD Bank, N.A.
           - First Wisconsin National Bank of Milwaukee
           - Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
           - Bank Hapoalim B.M.
           - Bank of Hawaii
  10AR     ******Purchase Agreement Dated April 1, 1993 Between
            Mercury Finance Company and Independent Life Insurance
            Company
  10AS     ******Senior Note Agreement Dated March 1, 1993 Between
            Mercury Finance Company and Principal Mutual Life
            Insurance Company
  10AT     ******Senior Note Agreement Dated July 1, 1993 Between
            Mercury Finance Company and Pacific Mutual Life Insurance
           Company
  10AU ******Senior Note Agreement Dated December 1, 1993 Between Mercury Finance Company and:
           - American United Life Insurance Company
           - MONY Capital Management
           - Pacific Mutual Life Insurance Company
           - Principal Mutual Life Insurance Company
  10AV ******Second Amendment to Revolving Credit Agreement Dated July 15, 1993 Between Mercury Finance Company and:
           - Harris Trust and Savings Bank
           - Continental Bank N.A.
           - Canadian Imperial Bank of Commerce
           - The Northern Trust Company
           - The Daiwa Bank, Ltd.
           - Mellon Bank, N.A.
           - Bank One, Evanston, N.A.
           - NBD Bank, N.A.
           - First Wisconsin National Bank of Milwaukee
           - Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
           - Bank Hapoalim B.M.
           - Bank of Hawaii
  10AW ******Third Amendment to Revolving Credit Agreement Dated July 15, 1993 Between Mercury Finance Company and:
           - Harris Trust and Savings Bank
           - Continental Bank N.A.
           - Canadian Imperial Bank of Commerce
           - The Northern Trust Company
           - The Daiwa Bank, Ltd.
           - Mellon Bank, N.A.
           - Bank One, Evanston, N.A.
           - NBD Bank, N.A.
           - First Wisconsin National Bank of Milwaukee
           - Dresdner Bank AG/Chicago Branch/Grand Cayman Branch
           - Bank Hapoalim B.M.
           - Bank of Hawaii
  10AX *******Purchase Agreement Dated September 30, 1994 Between Mercury Finance Company and Midland Finance Co.
  10AY ********Employment Agreement Dated January 1, 1994 Between Mercury Finance Company and John N. Brincat
  10AZ ********Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and Norddeutsche Landesbank Girozentrale
  10BA ********Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and The Long-Term Credit Bank of Japan, Ltd.
  10BB    +Senior Note Agreement Dated June 29, 1995 Between Mercury
           Finance Company and:
           - Allstate Life Insurance Company
           - Allstate Insurance Company
           - Metropolitan Life Insurance Company
           - Principal Mutual Life Insurance Company
           - Pacific Mutual Life Insurance Company
           - PM Group Life Insurance Company
           - TMG Life Insurance Company
           - Lincoln-Security Life Insurance Company
           - Security-Connecticut Life Insurance Company
           - Oxford Life Insurance Company
           - London Life International Reinsurance Corporation
           - American States Life Insurance Company
           - Phoenix Home Life Mutual Insurance Company
           - Phoenix American Life Insurance Company
           - American Guardian Life Assurance Company
  10BC    +Senior Note Agreement Date October 3, 1995 Between Mercury
           Finance Company and Bank of America Illinois
  10BD    +Fourth Amendment to Revolving Credit Agreement Date July
           15, 1993 Between Mercury Finance Company and:
           - Nations Bank
           - Bank One
           - Harris Trust and Savings Bank
           - Bank of America Illinois
           - NBD Bank
           - Westdeutsche Landesbank Girozentale
           - The Daiwa Bank, Ltd.
           - Mellon Bank, N.A.
           - Dresdner Ban AG
           - Bank Hapoalim B.M.
           - Union Bank
           - The Northern Trust Company
           - Credit Lyonnais New York Branch
           - LaSalle National Bank
           - Bank of Hawaii
           - First Interstate Bank of California
           - The Boatmen's National Bank of St. Louis
           - Firststar Bank Milwaukee, N.A.
           - First National Bank of Chicago
  10BE    +Purchase Agreement Dated October 20, 1995 Between Mercury
           Finance Company and ITT Corporation
  11       Computation of Net Income Per Share
  12       Ratio of Earnings to Fixed Charges
  22      +Subsidiaries of Mercury Finance Company
  23       Consent of KPMG Peat Marwick LLP
  * Incorporated by reference to the Form 10K filed by Mercury Finance Company 1989
  ** Incorporated by reference to the 1989 Form 10K filed by Mercury Finance Company
  *** Incorporated by reference to the 1990 Form 10K filed by Mercury Finance Company
  **** Incorporated by reference to the 1991 Form 10K filed by Mercury Finance Company
  ***** Incorporated by reference to the 1992 Form 10K filed by Mercury Finance Company
  ****** Incorporated by reference to the 1993 Form 10K filed by Mercury Finance Company
  ******* Incorporated by reference to the 1994 Form 10K filed by Mercury Finance Company

  + Incorporated by reference to the 1995 Form 10-K originally filed by Mercury Finance Company.