Form 10-Q/A
period 1996-03-31
MERCURY FINANCE CO
filed 1998-02-19
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                FORM 10-Q/A NO. 2

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

                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
PART I   FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
             Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . 1
             Consolidated Statements of Income  . . . . . . . . . . . . . . 2
             Consolidated Statements of Changes in Stockholders' Equity . . 3
             Consolidated Statements of Cash Flows  . . . . . . . . . . . . 4
             Notes to Consolidated Financial Statements . . . . . . . . . . 5
             Consolidated Average Balance Sheets  . . . . . . . . . . . . . 8
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             CONSOLIDATED FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . 9
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .19
Item 2.  Changes in Securities . . . .. . . . . . . . . . . . . . . . . . .19
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . .19
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . .19
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . .19
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .19

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21
INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22
             Exhibit No. 11 - .   Computation of Net Income Per Share . . .23
             Exhibit No. 27 - .   Financial Data Schedule . . . . . . . . .24

PART 1 - FINANCIAL INFORMATION

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

ITEM 1.  FINANCIAL STATEMENTS

                    MERCURY FINANCE COMPANY
                    CONSOLIDATED BALANCE SHEETS (Restated)

                                                                              March 31              Dec. 31

(Dollars in thousands)                                                    1996        1995            1995

                                                                             (Unaudited)

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $5,050      $15,972         $22,967
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .          222,196       13,795         242,043
Finance receivables . . . . . . . . . . . . . . . . . . . . . .        1,207,117    1,095,675       1,197,776
Less allowance for finance credit losses  . . . . . . . . . . .          (49,178)     (23,606)        (46,366)
Less Nonrefundable dealer reserves  . . . . . . . . . . . . . .          (58,161)     (69,908)        (61,961)

Finance receivables, net  . . . . . . . . . . . . . . . . . . .        1,099,778    1,002,161       1,089,449

Income tax receivable . . . . . . . . . . . . . . . . . . . . .            3,061            0               0
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .           19,220        7,999          21,353
Furniture, fixtures and equipment, net of
  accumulated depreciation  . . . . . . . . . . . . . . . . . .            7,854        3,477           7,022
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,071       15,201          15,274
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . .           49,144            0          89,962
Deferred acquisition costs  . . . . . . . . . . . . . . . . . .           37,279            0          23,242
Other assets (including repossessions)  . . . . . . . . . . . .           76,115       20,863          86,786

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .       $1,534,768   $1,079,468      $1,598,098

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper and notes . . . . . . . . . . . .         $464,127     $470,066        $489,990
Senior debt, term notes . . . . . . . . . . . . . . . . . . . .          473,750      265,375         438,750
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . .           29,500       35,500          29,500
Accounts payable and other liabilities  . . . . . . . . . . . .           74,761       63,607          70,268
Unearned premium and claim reserves . . . . . . . . . . . . . .          188,236            0         195,761
Reinsurance payable . . . . . . . . . . . . . . . . . . . . . .           43,368            0         105,081
Income taxes payable  . . . . . . . . . . . . . . . . . . . . .                -       15,734           9,261

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .        1,273,742      850,282       1,338,611

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value: 300,000,000 shares authorized
          Mar 31 1996 - 176,579,863 shares outstanding
          Mar 31 1995 - 116,250,826 shares outstanding
          Dec 31 1995 - 176,477,520 shares outstanding  . . . .          176,580      116,251         176,478
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .              621        7,621              39
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .          121,709      130,384         118,138
Unrealized appreciation . . . . . . . . . . . . . . . . . . . .              341            0           1,969
Treasury stock at cost:
          Mar 31 1996 - 3,996,557 shares outstanding
          Mar 31 1995 - 1,983,105 shares outstanding
          Dec 31 1995 - 3,896,557 shares outstanding  . . . . .          (38,225)     (25,070)        (37,137)

TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .          261,026      229,186         259,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .       $1,534,768   $1,079,468      $1,598,098

                                   See accompanying notes to consolidated financial statements.

               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31 (Unaudited) (Restated)

                                                                                           Three Months Ended

(Dollars in thousands except per share amounts)                                              1996        1995

INTEREST INCOME
Finance charges and loan fees . . . . . . . . . . . . . . . . . . . . . . . . . .           65,167     59,070
Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,882        200

Finance charges, fees and other interest  . . . . . . . . . . . . . . . . . . . .          $68,049    $59,270
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,037     13,110

Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           52,012     46,160
Provision for finance credit losses . . . . . . . . . . . . . . . . . . . . . . .           18,611      2,424

Net interest income after provision for
     finance credit losses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           33,401     43,736

OTHER INCOME
Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,071      1,584
Fees, commissions and other . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,940      8,798

Total other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,011     10,382

OTHER EXPENSES
Salaries and employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . .           13,323     11,203
Occupancy expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,442      1,127
Equipment expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              695        461
Data processing expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              723        741
Insurance claims expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,356        116
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,288      5,382

Total other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,827     19,030

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,585     35,088
Applicable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,077     13,448

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $16,508    $21,640

NET INCOME PER COMMON SHARE
     (adjusted for all stock splits)  . . . . . . . . . . . . . . . . . . . . . .            $0.09      $0.12

Weighted average number of common and
     common share equivalents outstanding . . . . . . . . . . . . . . . . . . . .          174,058    173,018


                                   See accompanying notes to consolidated financial statements.



     MERCURY FINANCE COMPANY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     THREE MONTHS ENDED MARCH 31 (Unaudited) (Restated)


                                                                                           Three Months Ended

(Dollars in thousands)                                                                       1996        1995

COMMON STOCK
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         $176,478   $116,080
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              102        171
Stock traded in to exercise stock options . . . . . . . . . . . . . . . . . . . .                0          0
Stock split . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0          0

Balance at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $176,580   $116,251

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .           $   39     $6,384
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              208        689
Tax benefit from stock options exercised  . . . . . . . . . . . . . . . . . . . .              374        548
Transfer from Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . .                0          0
Stock split . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0          0

Balance at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  621     $7,621

RETAINED EARNINGS
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         $118,138   $128,157
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,508     21,640
Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (12,937)   (19,413)
Transfer to Paid in Capital . . . . . . . . . . . . . . . . . . . . . . . . . . .                0          0

Balance at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $121,709   $130,384



UNREALIZED APPRECIATION
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .            1,969          0
Change during the period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,628)         0

Balance at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    341    $     0

TREASURY STOCK
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         ($37,137)  ($23,107)
Purchases   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,088)    (1,963)
Retirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0          0

Balance at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($38,225)  ($25,070)

Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $261,026   $229,186


                                   See accompanying notes to consolidated financial statements.



               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31 (Unaudited) (Restated)

                                                                                           Three Months Ended

(Dollars in thousands)                                                                       1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $16,508     $21,640
Adjustments to reconcile net income/(loss) to net cash
   provided by operating activities:
     Provision for finance credit losses  . . . . . . . . . . . . . . . . . . . .           18,611       2,424
     Credit for deferred income taxes . . . . . . . . . . . . . . . . . . . . . .            2,133        (709)
     Change in income tax payable/receivable  . . . . . . . . . . . . . . . . . .           (9,261)     11,066
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              525         251
     Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              203         203
     Net change in reinsurance receivable . . . . . . . . . . . . . . . . . . . .           40,818           0
     Net change in unrealized appreciation/(depreciation) in securities
       held for resale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,628)          0
     Net change in deferred acquisition costs and present value of
       future profits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,037)          0
     Net change in other assets . . . . . . . . . . . . . . . . . . . . . . . . .            7,610       4,288
     Net change in reinsurance payable  . . . . . . . . . . . . . . . . . . . . .          (61,713)          0
     Net change in unearned premium and claim reserves  . . . . . . . . . . . . .          (7,525)           0
     Net change in other liabilities  . . . . . . . . . . . . . . . . . . . . . .            4,493      10,206
     Net change in nonrefundable dealer reserves  . . . . . . . . . . . . . . . .           (3,800)      3,431

         Net cash provided/(used) in operating activities . . . . . . . . . . . .           (7,063)     52,800

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance receivables  . . . . . . . . . . . . . . . . . . .          241,145     187,331
Finance receivables originated or acquired  . . . . . . . . . . . . . . . . . . .         (266,285)   (244,445)
Net change in investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,847         389
Net purchase of premises and equipment  . . . . . . . . . . . . . . . . . . . . .           (1,357)       (236)

         Net cash provided by investing activities  . . . . . . . . . . . . . . .           (6,650)     55,655

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of senior debt, commercial paper and notes . . . . . . . . . . . .            9,137      20,121
Treasury stock acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,088)     (1,963)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (12,937)    (19,413)
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              684       1,408

         Net cash provided/(used) in financing activities . . . . . . . . . . . .           (4,204)        153

         Net increase/decrease in cash  . . . . . . . . . . . . . . . . . . . . .          (17,917)     (4,008)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,967      19,980

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $5,050     $15,972

SUPPLEMENTAL DISCLOSURES

Income taxes paid to federal and state governments  . . . . . . . . . . . . . . .           $8,337      $2,448

Interest paid to creditors  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $4,997     $11,988

                                   See accompanying notes to consolidated financial statements.

                             MERCURY FINANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation.

The consolidated financial statements of Mercury Finance Company and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. It is suggested that the unaudited interim consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's Amendment No. 3 to the Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Per Share Amounts.

Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding. All per share amounts have been adjusted to reflect all stock splits declared by the Company.

3.   Reclassifications.

Certain data from the prior year has been reclassified to conform to the 1996 presentation.

4.   Restatement of Financial Statements.

In January 1997, Mercury discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, Mercury has restated the financial statements for the first quarter of 1996 as follows:

                                                               Three Months Ended
                                                                 March 31, 1996

         Decrease in finance charges, fees
           and other interest                                        ( 6,331)
         Increase in provision for credit losses                     (15,732)
         Decrease in other income                                    ( 1,123)
         Increase in other expense                                   ( 2,717)
         Decrease in provision for income taxes                       10,158

         Decrease in net income                                      (15,745)

         Decrease in beginning retained earnings                     (24,778)

         Decrease in ending retained earnings                        (40,523)

         Decrease in net income per common shares                     ($0.09)


See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information regarding the impact of the overstatement of earnings and the restatement of previously issued financial statements.

5. Adoption in 3rd Quarter 1996 of "Static Pooling" Method for Determining Finance Credit Losses

Sales finance contracts are generally acquired at a discount from the principal amount. This discount is normally referred to as a non-refundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. In 1994 and prior, the non-refundable dealer reserve was considered to be adequate to absorb the majority of losses on the acquired receivables. However, as the sub-prime market has evolved and become more competitive, the dealer reserve has proven to be inadequate to absorb all of the credit losses. Through the second quarter of 1996, it was the Company's policy to maintain a balance of the combined non-refundable dealer reserves and allowance for finance credit losses in an amount sufficient to cover losses that were expected to be incurred on receivables that had demonstrated a risk of loss based upon delinquency or bankruptcy status.

In the third quarter of 1996, Mercury adopted a loss reserving methodology commonly referred to as "static pooling." The static pooling methodology provides that the Company stratify the components of its sales finance receivable portfolio (i.e. dealer reserve, principal loan balances and related chargeoffs) into separately identified pools based upon the period the loans were acquired (monthly). Under Mercury's application of static pooling, the dealer reserve is amortized and made available to absorb credit losses over the life of the pool of receivables. The dealer reserve cannot be utilized to offset provision for finance for credit losses immediately, but must be held to offset future losses. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information regarding the impact of the Company's adoption of the static pooling methodology.

               MERCURY FINANCE COMPANY
               CONSOLIDATED AVERAGE BALANCE SHEETS
               THREE MONTHS ENDED MARCH 31 (Unaudited) (Restated)


                                                                                         Three Months Ended

(Dollars in thousands)                                                                   1996          1995

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $14,009      $17,786
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        232,120       13,240
Finance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,202,447    1,064,352
   Less allowance for finance credit losses . . . . . . . . . . . . . . . . . . .        (47,772)     (22,955)
   Less nonrefundable dealer reserves . . . . . . . . . . . . . . . . . . . . . .        (60,061)     (67,931)

   Finance receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,094,614      973,466

Prepaid pension expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            254          507
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,287        7,531
Furniture, fixtures and equipment, net of accumulated depreciation  . . . . . . .          7,438        3,482

Reinsurance receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,553            0
Deferred acquisition costs and present value of future profits  . . . . . . . . .         30,261            0
Other assets (including repossessions & goodwill) . . . . . . . . . . . . . . . .         96,370       37,319

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,564,906   $1,053,331

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . .       $477,059     $453,593
Senior debt, term notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        456,250      265,375
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,500       35,500
Accounts payable and other liabilities  . . . . . . . . . . . . . . . . . . . . .         72,516       61,173
Unearned premium and claim reserve  . . . . . . . . . . . . . . . . . . . . . . .        191,999            0
Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         74,225            0
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,100       10,354

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,304,649      825,995

STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        176,529      116,202
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            330        7,230
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        119,924      128,647
Unrealized appreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,155            0
Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (37,681)     (24,743)

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .        260,257      227,336

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .     $1,564,906   $1,053,331

NUMBER OF DAYS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             91           90
MONTHS COMPLETED  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3            3
RATIOS (Annualized)
Return on average equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25.51%       38.08%
Return on average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4.24%        8.22%
Yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19.08%       22.00%
Rate on interest bearing liabilities  . . . . . . . . . . . . . . . . . . . . . .           6.70%        7.05%
Net interest margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14.58%       17.07%


PART 1 -  FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

Mercury Finance Company ("Mercury") ("Company") is a consumer finance concern engaged, through its operating subsidiaries, in the business of acquiring individual installment sales finance contracts from automobile dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products.

Mercury's operating subsidiaries commenced operations in February 1984 for the purpose of penetrating the market for small dollar amount consumer loans (average of $3,000 or less). The initial focus was toward small, short term, direct installment loans made to the U.S. military servicemen. Building on this direct lending niche, Mercury has also built a substantial, diversified consumer finance portfolio by acquiring individual installment sales finance contracts from retail vendors and automobile dealers.

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

Mercury's sales finance contracts and loans range for periods from 3 months to 48 months at annual interest rates ranging, with minor exception, from 18% to 40%. Generally all loans are repayable in monthly installments. Generally late payment fees are assessed to accounts which fail to make their scheduled payments within 10 days of the scheduled due date.

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at March 31, 1996 (unaudited) when compared with March 31, 1995 (unaudited) and December 31, 1995 and the results of operations for the three months ended March 31, 1996 and 1995 (unaudited). Reports previously filed by the Company have restated results for fiscal 1995 and each of the 1995 quarters as a result of the overstatement of earnings described above. This discussion, which reflects both the restatement contained herein and the 1995 restatement, should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company increased 42% to $1,534.8 million from $1,079.5 million one year ago. The increase in Company assets, exclusive of the growth in finance receivables, was primarily the result of the October 1995 acquisition of Lyndon. Finance receivables increased 10% to $1,207.1 million at March 31, 1996 from one year ago. The increase in finance receivables was primarily attributable to the production of receivables from the increased number of offices operated by the Company.

During the period from December 31, 1995 through March 31, 1996 total assets decreased 15.94% (annualized) or $63.3 million, principally because of offsetting reductions in reinsurance receivable and payable.

The Company's offices in Florida, Texas and Louisiana accounted for approximately 46% of all gross earned finance receivables, with the remainder being originated in the other 28 states where offices are located. The total number of offices at March 31, 1996 was 282 compared to 252 at March 31, 1995 and 276 at December 31, 1995.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):


                                                  MARCH 31, 1996        MARCH 31, 1995           DEC. 31, 1995
                                                            %  of                 %  of                  %  of
                                                  Amount    Total       Amount    Total         Amount   Total

Gross Finance Receivables:
Sales . . . . . . . . . . . . . . . . . .    $1,282,264       90%   $1,209,257      90%    $1,256,631      89%
Direct  . . . . . . . . . . . . . . . . .       141,876       10%      131,531      10%       152,125      11%

Total gross finance receivables . . . . .     1,424,140      100%    1,340,788     100%     1,408,756      100%

Unearned finance charges  . . . . . . . .      (243,868)              (236,627)              (234,792)
Unearned insurance commissions,
    insurance premiums and
    insurance reserves  . . . . . . . . .        (8,400)                (8,486)                (8,720)

Gross earned finance receivables  . . . .    $1,171,872             $1,095,675             $1,165,244

Credit card . . . . . . . . . . . . . . .        35,245                      0                 32,532

Total finance receivables . . . . . . . .    $1,207,117             $1,095,675             $1,197,776


ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES

The Company maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current losses in the finance receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses (losses on sales finance contracts are primarily charged off against nonrefundable dealer reserves). A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three month periods ended March 31 (dollars in thousands):

                                                                               1996             1995

Balance at beginning of period  . . . . . . . . . . . . . . . . . .          $46,366          $22,488
Provision charged to expense  . . . . . . . . . . . . . . . . . . .           18,611            2,424
Finance receivables charged-off, net off recoveries . . . . . . . .          (15,799)          (1,306)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . .          $49,178          $23,606

Allowance as a percent of gross earned finance receivables
    outstanding at end of period  . . . . . . . . . . . . . . . . .             4.20%            2.15%


The increase in the provision and allowance for finance credit losses in 1996 is primarily attributable to an increase in delinquencies and chargeoffs combined with a lower level of acquired nonrefundable dealer reserves.

NONREFUNDABLE DEALER RESERVES
Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the three month periods ended March 31 (dollars in thousands).

                                                                               1996             1995

Balance at beginning of period  . . . . . . . . . . . . . . . . . .          $61,961          $66,477
Discounts acquired  on new volume . . . . . . . . . . . . . . . . .           20,425           22,533
Losses absorbed   . . . . . . . . . . . . . . . . . . . . . . . . .          (24,225)         (19,102)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . .          $58,161          $69,908


DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. At March 31, 1996 the Company had total debt of $967.4 million which compares with $770.9 million at March 31, 1995.

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

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):


                                                  MARCH 31, 1996       MARCH  31, 1995           DEC. 31, 1995
                                                 Balance     Rate      Balance     Rate        Balance     Rate

Senior Debt:
   Commercial paper . . . . . . . . . . .       $464,127     5.5%     $470,066     6.3%       $489,990     6.0%
   Term notes . . . . . . . . . . . . . .        473,750     7.0%      265,375     7.1%        438,750     7.2%

Subordinated debt . . . . . . . . . . . .         29,500    10.2%       35,500    10.2%         29,500   10.2%

        Total . . . . . . . . . . . . . .       $967,377     6.4%     $770,941     6.8%       $958,240     6.6%



STOCKHOLDERS' EQUITY

The other primary source for funding comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at March 31, 1996 was $261.0 million which compares with $229.2 million at March 31, 1995 and $259.5 million at December 31, 1995. For the three months ended March 31, 1996 the Company had net income of $16.5 million and declared cash dividends of $12.9 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $684 thousand being added to the equity of the Company.

At March 31, 1996 stockholders' equity stated as a percent of total assets was 17.0% which compares with 21.2% at March 31, 1995 and 16.2% at December 31, 1995.


RESULTS OF OPERATIONS

NET INCOME

For the three months ended March 31, 1996 the Company had net income of $16.5 million which represents a decrease of 24% from the $21.6 million earned in 1995. The decrease in net income is primarily attributable to the increase in the provision for finance credit losses.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1996 the Company's net interest income increased 13% to $52.0 million when compared with $46.2 million in 1995. The net interest margin (annualized) which is the ratio of net interest income divided by average interest earning assets was 14.58% in 1996 compared with 17.07% in 1995. The change in net interest margin is primarily attributable to lower yielding investment assets and interest rate changes on the Company's various debt instruments. The changes in interest rates are reflective of general interest rate trends in the U.S. economy. The following table summarizes the amount of the net interest margin for the three months ended March 31 (dollars in thousands):

                                                    1996                                       1995

                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid

Interest earning assets . . . .
                                $1,434,567       $68,049      19.08%       $1,077,592       $59,270     22.00%
Interest bearing liabilities  .    962,809        16,037       6.70%          754,468        13,110      6.95%

Net . . . . . . . . . . . . . .   $471,758       $52,012      12.38%         $323,124       $46,160     15.05%

Net interest margin as a
  percentage of average interest
  earning assets  . . . . . . .                               14.58%                                    17.07%



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

For the three months ended March 31, 1996, the Company experienced increases in its insurance premiums which is primarily attributable to the acquisition of Lyndon Insurance Companies in 1995. Commission income decreased as a result of premiums being earned by Lyndon in lieu of commissions being earned by the Company. The following table summarizes the amounts earned from these products for the three months ended March 31 (dollars in thousands):



                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                             1996        1995

Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,071       1,584
Fees, commissions and other . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,940       8,798

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $20,011      $10,382

Other income as a % of average interest
earnings assets (Annualized)  . . . . . . . . . . . . . . . . . . . . . . . . . .            5.61%       3.85%



OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

During 1996 other operating expenses increased 46.2% over 1995. The increase primarily relates to the acquisitions of Lyndon. The following table summarizes the components of other expenses for the three months ended March 31 (dollars in thousands):


                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                             1996        1995

Salaries and employees benefits . . . . . . . . . . . . . . . . . . . . . . . . .          $13,323      $11,203
Insurance claims expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,356         116
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,148       7,711

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $27,827      $19,030

Other expenses as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.80%       7.06%



INCOME TAXES

Income taxes increased due to a higher level of pretax income in 1996. The effective tax rate was 35.5% in 1996 and 38.3% in 1995.


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


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                             1996        1995

Loss provision charged to income  . . . . . . . . . . . . . . . . . . . . . . . .          $18,611      $2,424
Net charge-offs against allowance . . . . . . . . . . . . . . . . . . . . . . . .           15,799       1,306
Net charge-offs against nonrefundable dealer reserves . . . . . . . . . . . . . .           24,225      19,102
Allowance for finance credit losses at end of period  . . . . . . . . . . . . . .           49,178      23,606
Dealer reserves at end of period  . . . . . . . . . . . . . . . . . . . . . . . .           58,161      69,908

Ratios:

Net charge-offs (annualized) against allowance
to average total finance receivables  . . . . . . . . . . . . . . . . . . . . . .            5.28%       0.49%
Net charge-offs (annualized) against nonrefundable dealer
reserves to average total finance receivables . . . . . . . . . . . . . . . . . .            8.10%       7.28%
Allowance for finance credit losses to total gross finance
receivables at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . .            3.45%       1.76%
Dealer reserves to gross sales finance receivables
at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4.54%       5.78%


DELINQUENCIES AND REPOSSESSIONS

The Company generally suspends the accrual of interest when an account becomes 60 days or more contractually delinquent and no full contractual payment is received in the month the account obtains such status or if the borrower has filed for bankruptcy protection. The following table sets forth certain information with respect to the contractually delinquent receivables and repossessed assets (in thousands):


                                                       March 31, 1996           December 31, 1995

Delinquent gross receivables                                $47,072                 $46,467
Bankrupt accounts                                            25,948                  16,906
Repossessed assets                                            4,925                  10,621
Total                                                       $77,945                 $73,994

Delinquent gross receivables and bankrupt
  accounts to gross finance receivables                       5.13%                   4.50%

Delinquent gross receivables, bankrupt
  accounts and repossessed assets to gross
  finance receivables plus repossessed assets                 5.45%                   5.21%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.


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


CONTINGENCIES AND LEGAL MATTERS

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including ten cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and
(or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate.

See Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information regarding the litigation arising from the overstatement of earnings and the restatement of previously issued financial statements.

Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred. Accordingly, no provision has been made in the consolidated financial statements for any of the pending proceedings.

RECENT DEVELOPMENTS

In January 1997, Mercury discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, Mercury has restated the financial statements for fiscal 1995, each of the 1995 quarters, and for the first three quarters of 1996. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for more information regarding the impact of the overstatement of earnings and the restatement of previously issued financial statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - See the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.   Changes in Securities - Not Applicable

Item 3. Defaults Upon Senior Securities - See the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports of Form 8-K - The Company filed an Item 2 and Item 7 Current Report on Form 8-K on January 11, 1996, containing the following financial statements:

               Pro Forma Balance Sheet of Mercury and Lyndon Insurance Companies as of December 31, 1994.

               Pro Forma Balance Sheet of Mercury and Lyndon Insurance Companies as of September 30, 1995.

               Pro Forma Income Statement of Mercury and Lyndon Insurance Companies for the year ended December 31, 1994.

               Pro Forma Income Statement of Mercury and Lyndon Insurance Companies for the nine months ended September 30, 1995.

               Balance Sheets of ITT Lyndon Property Insurance Company at December 31, 1994 and 1993.

               Statements of Income of ITT Lyndon Property Insurance Company for the years ended December 31, 1994 and 1993.

               Statements of Retained Earnings of ITT Lyndon Property Insurance Company for the years ended December 31, 1994 and 1993.

               Statements of Cash Flows for ITT Lyndon Property Insurance Company for the years ended December 31, 1994 and 1993.

               Balance Sheets of ITT Lyndon Life Insurance Company at December 31, 1994 and 1993.

               Statements of Income of ITT Lyndon Life Insurance Company for the years ended December 31, 1994 and 1993.

               Statements of Retained Earnings of ITT Lyndon Life Insurance Company for the years ended December 31, 1994 and 1993.

               Statements of Cash Flows for ITT Lyndon Life Insurance Company for the years ended December 31, 1994 and 1993.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MERCURY FINANCE COMPANY
                                  (Registrant)



Date:           February 19, 1998       /s/  William A. Brandt, Jr.
                                             William A. Brandt, Jr.
                                             President & Chief
                                             Executive Officer



                                INDEX OF EXHIBITS


     Exhibit No.                        Description


          11.                      Computation of Net Income Per Share

          27.                      Financial Data Schedule