Form 10-Q/A
period 1996-06-30
MERCURY FINANCE CO
filed 1998-02-19
CIK 846378

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

Common Stock - $1 par value, 177,522,152 shares as of August 12, 1996. Treasury Stock - 4,236,557 shares as of August 12, 1996.


                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . .   20

Item 2.  Changes in Securities  . . . . . . . . . . . . . .   20

Item 3.  Defaults Upon Senior Securities  . . . . . . . . .   20

Item 4.  Submission of Matters to a Vote of Security Holders  20

Item 5.  Other Information  . . . . . . . . . . . . . . . .   20

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .   20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .   22

INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .   23
     Exhibit No. 11 - Computation of Net Income Per Shares    24
     Exhibit No. 27 - Financial Data Schedule . . . . . . .   25


PART 1 - FINANCIAL INFORMATION

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

ITEM 1.  FINANCIAL STATEMENTS

                             MERCURY FINANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (Restated)
                                                                               June 30               Dec. 31

(Dollars in thousands)                                                    1996         1995           1995

                                                                       (Unaudited)

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $4,890      $10,803         $22,967
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .          211,773       11,966         242,043
Finance receivables . . . . . . . . . . . . . . . . . . . . . .        1,194,417    1,136,587       1,197,776
Less allowance for finance credit losses  . . . . . . . . . . .          (73,659)     (25,210)        (46,366)
Less Nonrefundable dealer reserves  . . . . . . . . . . . . . .          (53,650)     (70,744)        (61,961)

Finance receivables, net  . . . . . . . . . . . . . . . . . . .        1,067,108    1,040,633       1,089,449
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .           27,546        8,847          21,353
Income tax receivable . . . . . . . . . . . . . . . . . . . . .           19,247        2,295               0
Furniture, fixtures and equipment at cost, net of
  accumulated depreciation  . . . . . . . . . . . . . . . . . .            7,936        4,499           7,022
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,869       15,679          15,274
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . .           61,027            0          89,962
Deferred acquisition costs  . . . . . . . . . . . . . . . . . .           45,512            0          23,242
Other assets (including repossessions)  . . . . . . . . . . . .           73,874       18,668          86,786

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .       $1,533,782   $1,113,390      $1,598,098

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . . . . . . .          $414,918    $354,713        $489,990
Senior debt, term notes . . . . . . . . . . . . . . . . . . . .          533,750      423,875         438,750
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . .           26,000       35,500          29,500
Accounts payable and other liabilities  . . . . . . . . . . . .           57,375       43,703          70,268
Unearned premium and claim reserves . . . . . . . . . . . . . .          201,999          950         195,761
Reinsurance payable . . . . . . . . . . . . . . . . . . . . . .           46,151            0         105,081
Income taxes payable  . . . . . . . . . . . . . . . . . . . . .                0            0           9,261

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .         1,280,193     858,741       1,338,611

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value: 500,000,000 shares authorized
          Jun 30 1996 - 177,403,354 shares outstanding
          Jun 30 1995 - 117,332,000 shares outstanding
          Dec 31 1995 - 176,478,520 shares outstanding  . . . .          177,403      117,332         176,478
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .            4,113       13,769              39
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .          110,428      148,618         118,138
Unrealized appreciation . . . . . . . . . . . . . . . . . . . .             (130)           0           1,969
Treasury stock at cost:
          Jun 30 1996 - 3,996,557 shares outstanding
          Jun 30 1995 - 1,983,105 shares outstanding
          Dec 31 1995 - 3,896,557 shares outstanding  . . . . .          (38,225)     (25,070)        (37,137)

TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .          253,589      254,649         259,487

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .       $1,533,782   $1,113,390      $1,598,098

                                   See accompanying notes to consolidated financial statements.


                             MERCURY FINANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE AND SIX MONTHS ENDED JUNE 30 (Unaudited) (Restated)

                                                                  Three Months Ended         Six Months Ended

(Dollars in thousands except per share amounts)                     1996       1995          1996        1995

INTEREST INCOME
Finance charges and loan fees . . . . . . . . . . . .            65,251        61,798       130,418     120,868
Investment income . . . . . . . . . . . . . . . . . .             2,916           195         5,798         395

Interest income . . . . . . . . . . . . . . . . . . .            68,167        61,993       136,216     121,263
Interest expense  . . . . . . . . . . . . . . . . . .            15,983        13,897        32,020      27,007

Net interest income . . . . . . . . . . . . . . . . .            52,184        48,096       104,196      94,256
Provision for finance credit losses . . . . . . . . .            40,498         3,026        59,109       5,450

Net interest income after provision for
     finance credit losses  . . . . . . . . . . . . .            11,686        45,070        45,087      88,806

OTHER INCOME
Insurance premiums  . . . . . . . . . . . . . . . . .            21,357         1,591        37,428       3,175
Fees, commissions and other . . . . . . . . . . . . .             4,212         6,477         8,152      15,275

Total other income  . . . . . . . . . . . . . . . . .            25,569         8,068        45,580      18,450

OTHER EXPENSES
Salaries and employee benefits  . . . . . . . . . . .            13,301        11,916        26,624      23,119
Occupancy expense . . . . . . . . . . . . . . . . . .             1,479         1,160         2,921       2,287
Equipment expense . . . . . . . . . . . . . . . . . .               798           504         1,493         965
Data processing expense . . . . . . . . . . . . . . .               627           734         1,350       1,475
Insurance claims expense  . . . . . . . . . . . . . .            11,199            14        16,555         130
Other operating expenses  . . . . . . . . . . . . . .             8,008         9,913        14,296      15,295

Total other expenses  . . . . . . . . . . . . . . . .            35,412        24,241        63,239      43,271

Income before income taxes  . . . . . . . . . . . . .             1,843        28,897        27,428      63,985
Applicable income taxes . . . . . . . . . . . . . . .               175        10,578         9,252      24,026

NET INCOME  . . . . . . . . . . . . . . . . . . . . .            $1,668       $18,319       $18,176     $39,959

NET INCOME PER COMMON SHARE
     (adjusted for all stock splits)  . . . . . . . .             $0.01         $0.11         $0.10       $0.23

Weighted average number of common and
     common share equivalents outstanding . . . . . .           173,937       173,764       173,998     173,391


                                   See accompanying notes to consolidated financial statements.



MERCURY FINANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited) (Restated)

                                                                 Three Months Ended         Six Months Ended

(Dollars in thousands)                                           1996          1995          1996        1995

COMMON STOCK
Balance at beginning of period  . . . . . . . . . . .         $176,580      $116,251      $176,478   $116,080
Stock options exercised . . . . . . . . . . . . . . .            1,085         1,257         1,187      1,428
Stock traded in to exercise stock options . . . . . .             (262)         (176)         (262)      (176)

Balance at June 30  . . . . . . . . . . . . . . . . .         $177,403      $117,332      $177,403   $117,332

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . .             $621        $7,621           $39     $6,384
Stock options exercised . . . . . . . . . . . . . . .               48           734           256      1,423
Tax benefit from stock options exercised  . . . . . .            3,444         5,414         3,818      5,962

Balance at June 30  . . . . . . . . . . . . . . . . .           $4,113       $13,769        $4,113    $13,769

RETAINED EARNINGS
Balance at beginning of period  . . . . . . . . . . .         $121,709      $130,384      $118,138   $128,157
Net income  . . . . . . . . . . . . . . . . . . . . .            1,668        18,319        18,176     39,959
Dividends . . . . . . . . . . . . . . . . . . . . . .          (12,949)          (85)      (25,886)   (19,498)

Balance at June 30  . . . . . . . . . . . . . . . . .         $110,428      $148,618      $110,428   $148,618

UNREALIZED APPRECIATION
Balance at beginning of period  . . . . . . . . . . .             $341            $0        $1,969         $0
Change during the period  . . . . . . . . . . . . . .             (471)            0        (2,099)         0

Balance at June 30  . . . . . . . . . . . . . . . . .            ($130)           $0         ($130)        $0

TREASURY STOCK
Balance at beginning of period  . . . . . . . . . . .         ($38,225)     ($25,070)     ($37,137)  ($23,107)
Purchases . . . . . . . . . . . . . . . . . . . . . .                0             0        (1,088)    (1,963)

Balance at June 30  . . . . . . . . . . . . . . . . .         ($38,225)     ($25,070)     ($38,225)  ($25,070)


Total stockholders' equity  . . . . . . . . . . . . .         $253,589      $254,649      $253,589   $254,649


                                   See accompanying notes to consolidated financial statements.


                             MERCURY FINANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE AND SIX MONTHS ENDED JUNE 30 (Restated)
                                                                  Three Months Ended          Six Months Ended

(Dollars in thousands)                                           1996          1995          1996        1995


CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) . . . . . . . . . . . . . . . . . .           $1,668       $18,319       $18,176    $39,959
Adjustments to reconcile net income/(loss) to
 net cash provided by operating activities:
   Provision for finance credit losses  . . . . . . .           40,498         3,026        59,109      5,450
   Credit for deferred income taxes . . . . . . . . .           (8,326)         (848)       (6,193)     1,557
   Change in income tax payable/receivable  . . . . .          (14,254)      (18,029)      (23,515)    (7,889)
   Depreciation . . . . . . . . . . . . . . . . . . .           (1,290)          271         1,815        552
   Amortization . . . . . . . . . . . . . . . . . . .              202           203           405        406
   Net change in reinsurance receivable . . . . . . .          (11,883)            0        28,935          0
   Net change in unrealized appreciation/
    (depreciation) in securities held for resale  . .             (471)            0        (2,099)         0
   Net change in deferred acquisition costs and
    present value of future profits . . . . . . . . .           (8,233)            0       (22,270)         0
   Net change in other assets . . . . . . . . . . . .          (13,945)        1,513        (6,335)     5,802
   Net change in reinsurance payable  . . . . . . . .            2,783             0       (58,930)         0
   Net change in unearned premium and
     claim reserves . . . . . . . . . . . . . . . . .           13,763             0         6,238          0
   Net change in other liabilities  . . . . . . . . .           (3,132)      (18,955)        1,361      (7,824)
   Net change in nonrefundable dealer reserves  . . .           (4,511)          836        (8,311)      4,267

         Net cash provided/(used) in operating
           activities . . . . . . . . . . . . . . . .           (4,551)      (13,664)      (11,614)     39,136

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance receivables  . . . . .          239,704       221,650       480,849     408,981
Finance receivables originated or acquired  . . . . .         (243,021)     (263,984)     (509,306)   (508,429)
Net change in investments . . . . . . . . . . . . . .           10,423         1,830        30,270       2,219
Net purchase of premises and equipment  . . . . . . .           (1,372)       (1,293)       (2,729)     (1,529)

         Net cash provided by investing
           activities . . . . . . . . . . . . . . . .            5,734       (41,797)          916     (98,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of senior debt, commercial
  paper and notes . . . . . . . . . . . . . . . . . .            7,291        43,147        16,428      63,268
Treasury stock acquired . . . . . . . . . . . . . . .                0             0        (1,088)     (1,963)
Dividends paid  . . . . . . . . . . . . . . . . . . .          (12,949)          (85)      (25,886)    (19,498)
Stock options exercised . . . . . . . . . . . . . . .            4,315         7,230         4,999       8,638

         Net cash provided/(used) in financing
           activities . . . . . . . . . . . . . . . .           (1,343)       50,292        (5,547)     50,455

         Net increase/decrease in cash  . . . . . . .             (160)       (5,169)       18,077      (9,177)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . .            5,050        15,972        22,967      19,980

CASH AT END OF PERIOD . . . . . . . . . . . . . . . .           $4,890       $10,803        $4,890     $10,803

SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and state
    governments . . . . . . . . . . . . . . . . . . .          $21,369       $24,157       $29,706     $26,605

Interest paid to creditors  . . . . . . . . . . . . .           $7,935       $13,897       $12,932     $25,885

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

4.   Restatement of Financial Statements.

In January 1997, Mercury discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, Mercury has restated the financial statements for the three and six months ended June 30, 1996 as follows:

                                                                      Three                 Six
                                                                     Months               Months

         Decrease in finance charges, fees
           and other interest                                        ( 7,726)             (14,057)
         Increase in provision for credit losses                     (37,660)             (53,392)
         Decrease in other income                                    ( 1,185)             ( 2,308)
         Increase in other expense                                   ( 7,164)             ( 9,882)
         Decrease in provision for income taxes                       20,982               31,139
         Decrease in net income                                      (32,753)             (48,500)

         Decrease in beginning retained earnings                     (40,523)             (24,778)

         Adjustment to dividends                                                                2

         Decrease in ending retained earnings                        (73,276)             (73,276)

         Decrease in net income per share                             ($0.19)              ($0.28)


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

                             MERCURY FINANCE COMPANY
                       CONSOLIDATED AVERAGE BALANCE SHEETS
            THREE AND SIX MONTHS ENDED JUNE 30 (Unaudited) (Restated)

                                                                Three Months Ended         Six Months Ended

(Dollars in thousands)                                           1996          1995          1996        1995

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . .           $4,970       $15,252       $10,969    $16,519
Investments . . . . . . . . . . . . . . . . . . . . .          216,985        14,048       225,337     13,644
Finance receivables . . . . . . . . . . . . . . . . .        1,200,767     1,126,064     1,199,770  1,092,659
   Less allowance for finance credit losses . . . . .          (61,419)      (24,313)      (56,401)   (23,709)
   Less nonrefundable dealer reserves . . . . . . . .          (55,906)      (70,573)      (57,924)   (69,177)

   Finance receivables, net . . . . . . . . . . . . .        1,083,442     1,031,178     1,085,445    999,773
Deferred income taxes . . . . . . . . . . . . . . . .           23,383         8,384        22,706      7,986
Income taxes receivable . . . . . . . . . . . . . . .           11,154             0         4,349          0
Furniture, fixtures and equipment, net of
   accumulated depreciation . . . . . . . . . . . . .            7,895         4,302         7,604      3,892
Reinsurance receivable  . . . . . . . . . . . . . . .           55,086             0        66,711          0
Deferred acquisition costs and present
  value of future profits . . . . . . . . . . . . . .           41,396             0        35,344          0
Other assets (including repossessions & goodwill) . .           89,965        32,981        93,997     31,648

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . .       $1,534,276    $1,106,145    $1,552,462 $1,073,462

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . .         $439,523      $493,654      $456,345   $473,624
Senior debt, term notes . . . . . . . . . . . . . . .          503,750       267,641       482,083    266,508
Subordinated debt . . . . . . . . . . . . . . . . . .           27,750        35,500        28,333     35,500
Accounts payable and other liabilities  . . . . . . .           66,066        60,971        67,468     61,831
Reinsurance payable . . . . . . . . . . . . . . . . .           44,760             0        64,867          0
Unearned premium and claim reserve  . . . . . . . . .          195,118             0       195,332          0
Income taxes payable  . . . . . . . . . . . . . . . .                0         4,406             0      4,778

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . .        1,276,967       862,172     1,294,428    842,241


STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . .          176,992       117,010       176,820    116,606
Paid in capital . . . . . . . . . . . . . . . . . . .            2,367        11,408         1,591      9,319
Retained earnings . . . . . . . . . . . . . . . . . .          116,069       140,625       116,758    130,203
Unrealized appreciation . . . . . . . . . . . . . . .              106             0           727          0
Treasury stock  . . . . . . . . . . . . . . . . . . .          (38,225)      (25,070)      (37,862)   (24,907)

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .          257,309       243,973       258,034    231,221

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .       $1,534,276    $1,106,145    $1,552,462 $1,073,462

NUMBER OF DAYS  . . . . . . . . . . . . . . . . . . .               91            91           182        181
MONTHS COMPLETED  . . . . . . . . . . . . . . . . . .                3             3             6          6
RATIOS
Return on average equity  . . . . . . . . . . . . . .             2.61%        30.03%        14.17%     34.56%
Return on average assets  . . . . . . . . . . . . . .             0.44%         6.62%         2.36%      7.44%
Yield on earning assets . . . . . . . . . . . . . . .            19.34%        21.75%        19.22%     21.92%
Rate on interest bearing liabilities  . . . . . . . .             6.62%         7.00%         6.66%      7.02%
Net interest margin . . . . . . . . . . . . . . . . .            14.80%        16.86%        14.70%     17.00%


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

The following is management's discussion and analysis of the consolidated financial condition of the Company at June 30, 1996 (unaudited) when compared with June 30, 1995 (unaudited) and December 31, 1995 and the results of operations for the three and six months ended June 30, 1996 and 1995 (unaudited). Reports previously filed by the Company have restated results for fiscal 1995 and each of the 1995 quarters as a result of the overstatement of earnings discussed above. This discussion, which reflects both the restatement contained herein and the 1995 restatement, should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company increased 38% to $1,533.8 million from $1,113.4 million one year ago. Finance receivables increased 5% to $1,194.4 million at June 30, 1996. The increase in assets, exclusive of the growth in finance receivables, was primarily the result of the October 1995 acquisition of Lyndon. The increase in finance receivables was primarily attributable to the production of receivables from the increased number of offices operated by the Company.

During the period from December 31, 1995 through June 30, 1996 total assets decreased 8% on an annualized basis principally because of offsetting reductions in reinsurance receivable and payable.

The Company's offices in Florida, Texas and Louisiana accounted for approximately 45% of all gross earned finance receivables, with the remainder being originated in the other 28 states where offices are located. The total number of offices at June 30, 1996 was 287 compared to 260 at June 30, 1995 and 276 at December 31, 1995.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                   JUNE 30, 1996         JUNE 30, 1995           DEC. 31, 1995
                                                            %  of                 %  of                  %  of
                                                  Amount    Total       Amount    Total         Amount   Total

Gross finance receivables
Sales . . . . . . . . . . . . . . . . . .    $1,263,019       90%  $1,254,572       90%    $1,256,631      89%
Direct  . . . . . . . . . . . . . . . . .       144,720       10%     134,602       10%       152,125      11%

Total gross finance receivables . . . . .     1,407,739      100%   1,389,174      100%     1,408,756      100%

Unearned finance charges  . . . . . . . .      (241,964)             (244,124)               (234,792)
Unearned insurance commissions,
    insurance premiums and
    insurance reserves  . . . . . . . . .        (8,096)              (8,463)                 (8,720)


Gross earned finance receivables  . . . .     1,157,679             1,136,587               1,165,244

Credit card . . . . . . . . . . . . . . .        36,738                     0                  32,532

Total finance receivables . . . . . . . .    $1,194,417            $1,136,587              $1,197,776



ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES

The Company maintains an allowance for finance credit losses at a level which, in the opinion of management, provides adequately for current losses in the finance receivables portfolio. Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance credit losses (losses on sales finance contracts are charged first against nonrefundable dealer reserves). A provision for losses is charged to earnings in an amount sufficient to maintain the allowance. The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the six month periods ended June 30 (dollars in thousands):

                                                                             1996             1995

Balance at beginning of period  . . . . . . . . . . . . . . . . . .         $46,366          $22,488
Provision charged to expense  . . . . . . . . . . . . . . . . . . .          59,109            5,450
Finance receivables charged-off, net of recoveries  . . . . . . . .         (31,816)          (2,728)

Balance at June 30  . . . . . . . . . . . . . . . . . . . . . . . .         $73,659          $25,210

Allowance as a percent of gross earned finance receivables
    outstanding at end of period  . . . . . . . . . . . . . . . . .             6.36%            2.22%



The increase in the provision and allowance for finance credit losses in 1996 is primarily attributable to an increase in delinquencies and charge-offs combined with a lower level of acquired nonrefundable dealer reserves.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the six month period ended June 30 (dollars in thousands).

                                                                              1996             1995

Balance at beginning of period  . . . . . . . . . . . . . . . . . .          $61,961          $66,477
Discounts acquired on new volume  . . . . . . . . . . . . . . . . .           38,873           45,424
Losses absorbed . . . . . . . . . . . . . . . . . . . . . . . . . .          (47,184)         (41,157)

Balance at June 30  . . . . . . . . . . . . . . . . . . . . . . . .          $53,650          $70,744



DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. At June 30, 1996 the Company had total debt of $974.7 million which compares with $814.1 million at June 30, 1995.

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

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                                                  JUNE 30, 1996         JUNE 30, 1995           DEC. 31, 1995
                                                 Balance     Rate      Balance     Rate        Balance     Rate

Senior Debt:
   Commercial paper . . . . . .                 $414,918     5.7%     $354,713     6.2%       $489,990     6.0%
   Term notes . . . . . . . . .                  533,750     7.2%      423,875     7.1%        438,750     7.2%
Subordinated debt . . . . . . .                   26,000    10.2%       35,500    10.2%         29,500   10.2%

Total . . . . . . . . . . . . .                 $974,668     6.5%     $814,088     6.9%       $958,240     6.6%


STOCKHOLDERS' EQUITY

The other primary source for funding comes from the retention of earnings by the Company and the exercise of stock options by eligible employees. Total stockholders' equity at June 30, 1996 was $253.6 million which compares with $254.6 million at June 30, 1995 and $259.5 million at December 31, 1995. For the six months ended June 30, 1996 the Company had net income of $18.2 million and paid cash dividends of $25.9 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $5.0 million being added to the equity of the Company.

At June 30, 1996 stockholders' equity stated as a percent of total assets was 16.53% which compares with 22.87% at June 30, 1995 and 16.24% at December 31, 1995.


RESULTS OF OPERATIONS

NET INCOME

For the three and six months ended June 30, 1996 the Company had net income of $1.7 million and $18.2 million which represent decreases of 91% and 55% from the $18.3 million and $40.0 million earned in 1995. The decrease in net income is primarily attributable to the increase in the provision for finance credit loses.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1996 the Company's net interest income was $52.2 million and $104.2 million an increase of 8.50% and 10.54% from 1995. The net interest margin (annualized) which is the ratio of net interest income divided by average interest earning assets was 14.80% for the three months ended June 30, 1996 and 14.70% for the six months ended June 30, 1996. This compares with a net interest margin of 16.86% and 17.00% for the three and six months ended June 30, 1995.

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

                                                 1996                                       1995
                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average    Interest        Rate           Average      Interest      Rate
                                     Out-       Income/       Earned           Out-         Income/     Earned
                                  standing      Expense     and Paid         standing       Expense   and Paid

Interest earning assets . . . . $1,417,752       $68,167      19.34%       $1,140,112       $61,993     21.75%
Interest bearing liabilities  .     971,023       15,983       6.62%          796,795        13,897      6.98%

Net . . . . . . . . . . . . . .   $446,729       $52,184      12.72%         $343,317       $48,096     14.77%

Net interest margin as a
  percentage of average
  interest earning assets . . .                               14.80%                                    16.86%

                                                   1996                                       1995
                                                             Annualized                              Annualized
SIX MONTHS ENDED                  Average      Interest         Rate      Average         Interest       Rate
                                   Out-         Income/       Earned           Out-         Income/     Earned
                                  standing      Expense     and Paid         standing       Expense   and Paid
Interest earning assets . . . . $1,425,107      $136,216      19.22%       $1,106,303      $121,263     21.92%
Interest bearing liabilities  .     966,761       32,020       6.66%          775,632        27,006      6.96%

Net . . . . . . . . . . . . . .   $458,346      $104,196      12.56%         $330,671       $94,257     14.96%


Net interest margin as a
  percentage of average
  interest earning assets . . .                               14.70%                                    17.00%



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

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30                   JUNE 30
                                                                   1996         1995         1996        1995

Insurance premiums  . . . . . . . . . . . . . . . . . . .        $21,357       $1,591      $37,428      $3,175
Fees, commissions and other . . . . . . . . . . . . . . .          4,212        6,477        8,152      15,275

Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $25,569       $8,068      $45,580      $18,450

Other income as a % of average interest
earnings assets (Annualized)  . . . . . . . . . . . . . .          7.25%        2.83%        6.43%       3.34%



OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business. The increase in these expenses primarily relate to the acquisition of Lyndon. The following table summarizes the components of other expenses for the three and six months ended June 30 (dollars in thousands):

                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30                  JUNE 30
                                                                   1996         1995         1996        1995

Salaries and employees benefits . . . . . . . . . . . . .        $13,301      $11,916      $26,624      $23,119
Insurance claims expense  . . . . . . . . . . . . . . . .         11,199           14       16,555         130
Other operating expenses  . . . . . . . . . . . . . . . .         10,912       12,311       20,060      20,022

Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $35,412      $24,241      $63,239      $43,271

Other expenses as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . .         10.05%        8.50%        8.92%       7.82%



INCOME TAXES

Income taxes decreased due to a lower level of pretax income in 1996. The effective tax rate for the six months ended June was 33.7% in 1996 and 37.5% in 1995.


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


                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30                   JUNE 30
                                                                   1996         1995         1996        1995

Loss provision charged to income  . . . . . . . . . . . .        $40,498       $3,026      $59,109      $5,450
Net charge-offs against allowance . . . . . . . . . . . .         16,017        1,422       31,816       2,728
Net charge-offs against nonrefundable dealer reserves . .         22,959       22,055       47,184      41,157
Allowance for finance credit losses at end of period  . .                                   73,659      25,210
Dealer reserves at end of period  . . . . . . . . . . . .                                   53,650      70,744

Ratios:
Net charge offs (annualized) against allowance
  to average total finance receivables  . . . . . . . . .          5.36%        0.51%        5.33%       0.51%
Net charge-offs (annualized) against nonrefundable
  dealer reserves to average total finance
  receivables . . . . . . . . . . . . . . . . . . . . . .          7.69%        7.86%        7.91%       7.60%
Allowance for finance credit losses to total gross
finance receivables at end of period  . . . . . . . . . . . . . .                            5.23%      1.81%
Dealer reserves to gross sales finance receivables
at end of period  . . . . . . . . . . . . . . . . . . . .                                    4.25%       5.64%


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

                                                          June 30, 1996           December 31, 1995

Delinquent gross receivables                                 $55,890                 $46,467
Bankrupt accounts                                             31,704                  16,906
Repossessed assets                                             6,511                  10,621
Total                                                        $94,105                 $73,994

Delinquent gross receivables and bankrupt
  accounts to gross finance receivables                        6.22%                   4.50%

Delinquent gross receivables, bankrupt accounts
  and repossessed assets to gross finance
  receivables plus repossessed assets                          6.65%                   5.21%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.


LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in the Company's operations. The Company endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short term commercial paper, and (c) direct borrowings available from commercial banks and insurance companies, consisting of short term lines of credit and long term senior and subordinated notes. Most of the assets are at fixed rates, and have an average initial maturity of approximately 26 months. Of the Company's total debt, 57% has an original maturity of greater than one year at a fixed rate of interest.

The Company also maintains back up lines of credit totaling $ 25 million and revolving credit facilities totaling $500 million. At June 30, 1996 the Company had no debt outstanding under these credit arrangements.


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


                           PART II  OTHER INFORMATION

Item 1. Legal Proceedings - See the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.   Changes in Securities - Not Applicable

Item 3. Defaults Upon Senior Securities - See the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders -

On April 15, 1996 the Company Conducted its Annual Meeting of Shareholders for the purpose of electing the following directors to serve for one year and to vote upon a proposal to increase the authorized common shares of the company to 500 million shares. Set forth Below is the tabulation of the votes on each nominee for election as director and on the proposal to increase the authorized shares of the Company.

          Directors                     For       Withheld Authority

          John N. Brincat            153,210,057       4,633,952
          Andrew McNally IV          153,151,688       4,692,321
          Dennis H. Chookaszian      153,207,444       4,636,565
          Bruce I. McPhee            153,200,460       4,643,549
          William C. Croft           153,079,815       4,764,194
          Fred G. Steingraber        153,188,425       4,655,584
          Clifford R. Johnson        153,003,257       4,840,752
          Daniel J. Terra            152,998,880       4,845,129
          Philip J. Wicklander       153,210,369       4,633,640

          All directors were elected to serve a term of one year.

          Proposal to increase the authorized shares of the Company:

               For            Against   	Abstain

               149,317,054    7,922,598 	604,357

          The Proposal to increase the authorized shares was approved.

Item 5.   Other Information - Not Applicable

Item 6.   (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the second quarter of 1996.


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