Form 10-Q/A
period 1996-09-30
MERCURY FINANCE CO
filed 1998-02-19
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                FORM 10-Q/A NO. 1

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended September 30, 1996             Commission File No. 1-10176


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

Common Stock - $1 par value: 177,692,798 shares as of November 11, 1996. Treasury Stock: 5,402,957 shares as of November 11, 1996.

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

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 21

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 21

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 21

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 6.   Exhibits and Reports on Form  . . . . . . . . . . . . . . . . . . . 21

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

          INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . 23
          Exhibit No. 11 - Computation of Net Income Per Shares . . . . . . . 24
          Exhibit No. 27 - Financial Data Schedule  . . . . . . . . . . . . . 25

PART 1- FINANCIAL INFORMATION

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct improper adjustments reflected in previous reports which had the effect of overstating earnings.

ITEM 1. FINANCIAL STATEMENTS

                             MERCURY FINANCE COMPANY
               CONSOLIDATED BALANCE SHEETS (Unaudited) (Restated)

                                                          September 30        Dec. 31

(Dollars in thousands)                                   1996        1995        1995

                                                          (Unaudited)
ASSETS
Cash..............................................    $13,221     $18,037     $22,967
Investments.......................................    216,344      11,968     242,043
Finance receivables...............................  1,164,532   1,161,381   1,197,776
Less allowance for finance credit losses..........   (112,487)    (26,596)    (46,366)
Nonrefundable dealer reserves.....................   (103,512)    (71,379)    (61,961)

Finance receivables, net..........................    948,533   1,063,406   1,089,449

Income tax receivable.............................     51,427           0           0
Deferred income taxes.............................     41,555       9,505      21,353
Furniture, fixtures and equipment, net of
    accumulated depreciation......................      7,594       5,964       7,022
Goodwill..........................................     14,666      15,476      15,274
Reinsurance receivable............................     79,043           0      89,962
Deferred acquisition costs........................     58,896       1,164      23,242
Other assets (including repossessions)............     80,880      18,629      86,786

TOTAL ASSETS...................................... $1,512,159  $1,144,149  $1,598,098

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper.....................   $443,307    $397,311    $489,990
Senior debt, term notes...........................    518,750     398,875     438,750
Subordinated debt.................................     26,000      33,500      29,500
Accounts payable and other liabilities............     59,244      59,046      70,268
Unearned premium and claim reserves...............    231,257       1,180     195,761
Reinsurance payable...............................     49,703           0     105,081
Income taxes payable..............................          0      (2,855)      9,261

TOTAL LIABILITIES.................................  1,328,261     887,057   1,338,611

STOCKHOLDERS' EQUITY
Common stock-$1.00 par value:
                  500,000,000 shares authorized
     Sep 30 1996- 177,608,090 shares outstanding
     Sep 30 1995- 117,332,000 shares outstanding..
     Dec 31 1995- 176,477,520 shares outstanding      177,608     176,464     176,478
Paid in capital...................................      5,798           0          39
Retained earnings.................................     44,804     105,698     118,138
Unrealized appreciation...........................         64           0       1,969
Treasury stock at cost:
     Sep 30 1996- 4,566,557 shares
     Sep 30 1995- 2.974,657 shares
     Dec 31 1995- 3,896,557 shares................    (44,376)    (25,070)    (37,137)

TOTAL STOCKHOLDERS' EQUITY........................    183,898     257,092     259,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........ $1,512,159  $1,144,149  $1,598,098


                                   See accompanying notes to consolidated financial statements.


                             MERCURY FINANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30
                             (Unaudited) (Restated)

                                                    Three Months Ended       Nine Months Ended

(Dollars in thousands except per share amounts)          1996        1995        1996        1995

INTEREST INCOME
Finance charges and loan fees.....................     63,329      64,805     193,747     185,673
Investment income.................................      3,312         195       9,110         590

Total finance charges, fees and other interest....    $66,641     $65,000    $202,857    $186,263
Interest expense                                       16,154      14,499      48,174      41,506

Net interest income...............................     50,487      50,001     154,683     144,757
Provision for finance credit losses...............    124,220       3,312     183,329       8,762

Net interest income after provision for
    finance credit losses.........................   (73,733)      47,189     (28,646)    135,995

OTHER INCOME
Insurance premiums................................     22,907       1,697      60,335       4,872
Fees, commissions and other.......................      4,115       6,438      12,267      21,713

Total other income................................     27,022       8,135      72,602      26,585

OTHER EXPENSES
Salaries and employee benefits....................     13,715      12,248      40,339      35,367
Occupancy expense.................................      1,495       1,241       4,416       3,528
Equipment expense.................................        813         531       2,306       1,496
Data processing expense...........................        671         766       2,021       2,241
Insurance claims expense..........................     14,181         315      30,736         445
Other operating expenses..........................      7,154       5,275      21,450      20,570

Total other expenses..............................     38,029      20,376     101,268      63,647

Income (loss) before income taxes.................    (84,740)     34,948     (57,312)     98,933
Applicable income taxes/(benefits)................    (32,115)     13,093     (22,863)     37,119

NET INCOME (LOSS)                                    ($52,625)    $21,855    ($34,449)    $61,814

NET INCOME (LOSS) PER COMMON SHARE (adjusted for
    all stock splits).............................     ($0.30)      $0.12      ($0.20)      $0.36

Weighted average number of common and common
    share equivalents outstanding.................    173,526     175,137     173,740     173,973


                                   See accompanying notes to consolidated financial statements.


                             MERCURY FINANCE COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30
                             (Unaudited) (Restated)


                                                    Three Months Ended       Nine Months Ended

(Dollars in thousands)                                   1996        1995        1996        1995

COMMON STOCK
Balance at beginning of period....................   $177,403    $117,332    $176,478    $116,080
Stock options exercised...........................        205         311       1,392       1,739
Stock traded in to exercise stock options.........          0           0        (262)       (176)
Stock split.......................................          0      58,821           0      58,821

Balance at end of period..........................   $177,608    $176,464    $177,608    $176,464


PAID IN CAPITAL
Balance at beginning of period....................     $4,113     $13,769         $39      $6,384
Stock options exercised...........................      1,685       2,289       1,941       3,712
Tax benefit from stock options exercised..........          0       1,376       3,818       7,338
Transfer from Retained Earnings...................          0      41,387           0      41,387
Stock split.......................................          0     (58,821)          0     (58,821)

Balance at end of period..........................     $5,798          $0      $5,798          $0


RETAINED EARNINGS
Balance at beginning of period....................   $110,428    $148,618    $118,138    $128,157
Net income........................................    (52,625)     21,855     (34,449)     61,814
Dividends.........................................    (12,999)    (23,388)    (38,885)    (42,886)
Transfer to Paid in Capital.......................          0     (41,387)          0     (41,387)

Balance at end of period..........................    $44,804    $105,698     $44,804    $105,698


UNREALIZED APPRECIATION
Balance at beginning of period....................       (130)          0       1,969           0
Change during the period..........................        194           0      (1,905)          0

Balance at end of period..........................        $64          $0         $64          $0


TREASURY STOCK
Balance at beginning of period....................   ($38,225)   ($25,070)   ($37,137)   ($23,107)
Purchases.........................................     (6,151)          0      (7,239)     (1,963)
Retirements.......................................          0           0           0           0

Balance at end of period..........................   ($44,376)   ($25,070)   ($44,376)   ($25,070)



Total stockholders' equity at end of period.......   $183,898    $257,092    $183,898    $257,092


                                   See accompanying notes to consolidated financial statements.


                             MERCURY FINANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE AND NINE MONTHS ENDED SEPTEMBER 30 (Unaudited) (Restated)

                                                    Three Months Ended         Nine Months Ended

(Dollars in thousands)                                   1996        1995        1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss).................................   $(52,625)    $21,855    $(34,449)    $61,814
Adjustments to reconcile net income/(loss)
 to net cash provided by operating activities:
  Provision for finance credit losses.............    124,220       3,312     183,329       8,762
  Credit for deferred income taxes................    (14,009)       (658)    (20,202)     (2,215)
  Change in income tax payable/receivable.........    (37,173)        366     (60,688)      (7523)
Depreciation....................................        1,290         293       3,105         815
  Amortization....................................        203         202         608         608
  Net change in reinsurance receivable............    (18,016)          0      10,919           0
  Net change in unrealized appreciation/
    (depreciation) in securities held for resale..        194           0      (1,905)          0
  Net change in deferred acquisition costs and
    present value of future profits...............    (13,384)          0     (35,654)          0
  Net change in other assets......................     (2,013)     (1,490)    (15,167)     12,402
  Net change in reinsurance payable...............      3,552           0     (55,378)          0
  Net change in unearned premium and
    claim reserves................................     29,258           0      35,496           0
  Net change in other liabilities.................      1,869      15,013     (11,024)       (901)
  Net change in nonrefundable dealer reserves.....     49,862         635      41,551       4,902

    Net cash provided/(used) in
      operating activities........................     73,228      39,528      61,614      78,664

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance receivables........    241,721     224,733     722,570     633,714
Finance receivables originated or acquired........    297,228    (251,453)    806,534    (759,892)
Net change in investments.........................     (4,571)         (2)     25,699       2,217
Net purchase of premises and equipment............       (948)      (1,758)     3,677      (3,287)

    Net cash provided by investing activities.....    (61,026)     28,480     (61,942)    127,238

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of senior debt, commercial paper
  and notes.......................................     13,389      15,598      29,817      78,866
Treasury stock acquired...........................     (6,151)          0      (7,239)     (1,963)
Dividends paid....................................    (12,999)    (23,388)    (38,885)    (42,886)
Stock options exercised...........................      1,890       3,976       6,889      12,614

    Net cash provided/(used) in financing
      activities..................................     (3,871)     (3,814)     (9,418)     46,631

    Net increase/(decrease) in cash...............      8,331       7,234      (9,746)     (1,943)

CASH AT BEGINNING OF PERIOD.......................      4,890      10,803      22,967      19,980

CASH AT END OF PERIOD.............................    $13,221     $18,037     $13,221     $18,037

SUPPLEMENTAL DISCLOSURES
Income taxes paid to federal and state
 governments......................................    $40,910     $14,109     $14,305     $40,714

Interest paid to creditors........................    $10,833     $14,499     $23,765     $40,384

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

4.   Restatement of Financial Statements.

In January 1997, Mercury discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, Mercury has restated the financial statements for the three and nine months ended September 30, 1996 as follows:

                                                                     Three                Nine
                                                                     Months               Months

         Decrease in finance charges, fees
           and other interest                                        (12,598)             (26,655)
         Increase in interest expense                                   (468)                (469)
         Increase in provision for credit losses(*)                  (79,654)            (133,046)
         Decrease in other income                                     (6,964)              (9,714)
         Increase in other expense                                   (10,278)             (19,717)
         Decrease in provision for income taxes                       41,440               72,579

         Decrease in net income                                      (68,522)            (117,022)

         Decrease in beginning retained earnings                     (73,276)             (24,778)

         Adjustment to dividends                                                                2

         Decrease in ending retained earnings                       (141,798)            (141,798)

         Decrease in net income per share                             ($0.39)              ($0.67)

(*) Includes the adoption of "static pooling" methodology for determining the provision for finance credit losses.  The new methodology had the effect of increasing the provision for credit losses by approximately $104 million through the third quarter of 1997 versus $33 million previously disclosed.


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

Management believes that this method provides for a more appropriate matching of finance charge income and provision for credit losses. The adoption of static pooling increased the provision for finance credit losses in the third quarter of 1996 by approximately $104 million and for the year ended December 31, 1996 by approximately $89 million. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information regarding the impact of the Company's adoption of the static pooling methodology.

                             MERCURY FINANCE COMPANY
                       CONSOLIDATED AVERAGE BALANCE SHEETS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30
                             (Unaudited) (Restated)

                                                    Three Months Ended       Nine Months Ended

(Dollars in thousands)                                   1996        1995        1996        1995

ASSETS
Cash..............................................     $9,056     $13,913     $11,532     $15,650
Investments.......................................    214,059      11,885     223,089      13,058
Finance receivables...............................  1,179,475   1,162,846   1,190,961   1,094,169
  Less allowance for finance credit losses........    (93,073)    (25,123)    (70,423)    (24,980)
  Less nonrefundable dealer reserves..............    (78,581)    (73,160)    (69,321)    (69,705)

  Finance receivables, net........................  1,007,821   1,064,563   1,051,217     999,484

Income tax receivable.............................     35,337           -      16,119           -
Deferred income taxes.............................     34,551       8,892      27,419       8,592
Furniture, fixtures and equipment, net of
  accumulated depreciation........................      7,765       5,042       7,602       4,275
Reinsurance receivable............................     70,035           -      69,794           -
Deferred acquisition costs and present value
  of future profits...............................     52,204           -      41,232           -
Other assets (including repossessions & goodwill).     92,144      36,997      94,383      34,687

    TOTAL ASSETS.................................. $1,522,972  $1,141,292  $1,542,387  $1,075,746


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper.....................    429,113    $363,360     453,086    $436,869
Senior debt, term notes...........................    526,250     419,708     491,250     317,575
Subordinated debt.................................     26,000      33,833      27,750      34,944
Accounts payable and other liabilities............     58,310      54,014      65,412      60,913
Unearned premium and claim reserve................    216,628           -     204,313           -
Reinsurance payable...............................     47,927           -      61,076           -
Income taxes payable..............................          -       5,962           -      (2,746)

    TOTAL LIABILITIES.............................  1,304,228     876,877   1,302,887     847,555


STOCKHOLDER'S EQUITY
Common stock......................................    177,506     117,481     177,017     116,898
Paid in capital...................................      4,956      15,446       2,643      11,361
Retained earnings.................................     77,616     156,558      98,770     124,893
Unrealized appreciation...........................        (33)          -         561           -
Treasury stock....................................    (41,301)    (25,070)    (39,491)    (24,961)

    TOTAL STOCKHOLDERS' EQUITY....................    218,744     264,415     239,500     228,191

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.... $1,522,972  $1,141,292  $1,542,387  $1,075,746

NUMBER OF DAYS                                             92          92         274         273
MONTHS COMPLETED                                            3           3           9           9
RATIOS
Return on average equity..........................    (95.71)%      33.06%    (19.21)%      31.17%
Return on average assets..........................    (13.75)%       7.66%     (2.98)%       7.22%
Yield on earning assets...........................     19.02 %      22.13%     19.16 %      21.14%
Rate on interest bearing liabilities..............      6.55 %       7.04%      6.62 %       6.79%
Net interest margin...............................     14.41 %      17.24%     14.61 %      16.42%


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


FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company increased 32% to $1,512.2 million from $1,144 million one year ago. Finance receivables increased marginally to $1,164.5 million at September 30, 1996. The increase in assets was primarily the result of the October 1995 acquisition of Lyndon.

The Company's offices in Florida, Texas and Louisiana accounted for approximately 44% of all gross earned finance receivables, with the remainder being originated in the other 28 states where offices are located. The total number of offices at September 30, 1996 was 287 compared to 260 at September 30, 1995 and 276 at December 31, 1995.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                          SEP. 30, 1996       SEP. 30, 1995       DEC. 31, 1995
                                       %  OF               %  OF               %  OF
                            AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL

Gross Finance Receivables
Sales                     $1,220,336     89%  $1,267,466    90%   $1,256,631    89%
Direct                       147,868     11%     144,924    10%      152,125    11%

Total gross finance
 receivables               1,368,204     100%  1,412,390   100%    1,408,756    100%

Unearned finance charges    (234,913)           (243,161)           (234,792)
Unearned insurance
 commissions, insurance
 premiums and insurance
 reserves                     (7,698)             (7,848)             (8,720)

Gross earned finance
 receivables              $1,125,593          $1,161,381          $1,165,244

Credit card                   38,939                   0              32,532

Total finance
 receivables               1,164,532           1,161,381           1,197,776



ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES

Mercury originates direct consumer loans, acquires individual sales finance contracts from third party dealers and provides revolving credit to individuals through a Visa affiliated program.

The company historically and continues to maintain an allowance for the direct and credit card receivables to cover finance credit losses that are expected to be incurred on receivables that have demonstrated a risk of loss based upon delinquency or bankruptcy status.

The sales finance contracts are generally acquired at a discount from the principal amount. This discount is normally referred to as a non-refundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. In 1994 and prior, the non-refundable dealer reserve was considered to be adequate to absorb the majority of losses on the acquired receivables. However, as the sub-prime market has evolved and become more competitive, the dealer reserve has proven to be inadequate to absorb all of the credit losses. In 1995 and prior, the company maintained a balance of the combined non-refundable dealer reserves and allowance for finance credit losses in an amount sufficient to cover losses that were expected to be incurred on receivables that had demonstrated a risk of loss based upon delinquency or bankruptcy status.

In the third quarter of 1996, Mercury adopted a loss reserving methodology commonly referred to as "static pooling." The static pooling methodology provides that the company stratify the components of its sales finance receivable portfolio (i.e., dealer reserve, principal loan balances and related chargeoffs) into separately identified pools based upon the period the loans were acquired. Mercury defines a pool as loans acquired within a given month. The dealer reserve is made available to absorb credit losses over the life of the pool of receivables. The dealer reserve cannot be utilized to offset provision for finance credit losses immediately, but must be held to offset future losses. Management believes this method provides for a more appropriate matching of finance charge income and provision for finance credit losses.

Reserve requirements for sales finance, direct receivables and credit card receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e. 30, 60, 90 and 120 days past due). These assumed losses are utilized to determine the projected cash flows from each impaired category. The projected cash flow is then discounted to estimate the net present value of the impaired loans. A reserve is established in an amount sufficient to reduce the book value of the impaired receivable to its net present value. Repossessed collateral is valued at an estimate of its net realizable value.

The use of the static pooling methodology as described above, increased the provision for finance credit losses by approximately $104 million for the nine months ended September 30, 1996, and by approximately $89 million for the year ended December 31, 1996.

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the nine month periods ended September 30 (dollars in thousands):

                                    1996               1995

Balance at beginning of period      $46,366            $22,488
Provision charged to expense        183,329              8,762
Finance receivables charged-off,
  net of recoveries                 (42,759)            (4,654)
Transfer to nonrefundable
 dealer reserves                    (74,449)                 0

Balance at September 30            $112,487            $26,596

Allowance as a percent of gross
  earned finance receivables
  outstanding at end of period        9.99%              2.29%



The increase in the provision and allowance for finance credit losses in 1996 is attributable to the adoption of the static pool method of accounting for loss reserves, and an increase in delinquencies and charge-offs combined with a lower level of acquired nonrefundable dealer reserves.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales
finance contracts being acquired.   The following table sets forth a
reconciliation of the changes in nonrefundable dealer reserves for the nine month periods ended September 30 (dollars in thousands).

                                    1996               1995

Balance at beginning of period      61,961             66,477
Discounts acquired on new volume    53,981             72,161
Losses absorbed                    (86,879)           (67,259)
Transfer from allowance for
 finance credit losses
 to reflect adoption of static
 pooling                            74,449                  0

Balance at September 30           $103,512            $71,379



DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. At September 30, 1996 the Company had total debt of $988.1 million which compares with $829.7 million at September 30, 1995.

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

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                 SEP. 30, 1996 SEP. 30, 1995  DEC. 31, 1995
                 BALANCE  RATE  BALANCE  RATE  BALANCE   RATE

Senior Debt:
Commercial
  paper          $443,307  5.6% $397,311  6.1%  $489,990  6.0%
 Term notes       518,750  7.0%  398,875  7.2%   438,750  7.2%
Subordinated
 debt              26,000 10.3%   33,500 10.2%    29,500 10.2%

Total            $988,057  6.4% $829,686  6.8%  $958,240  6.6%



STOCKHOLDERS' EQUITY

Total stockholders' equity at September 30, 1996 was $183.9 million which compares with $257.1 million at September 30, 1995 and $259.5 million at December 31, 1995. For the nine months ended September 30, 1996 the Company had a net loss of $34.4 million and paid cash dividends of $38.9 million. In addition, eligible employees of the Company exercised options to purchase shares resulting in $6.9 million also being added to the equity of the Company. The Company also repurchased 670,000 shares during the year totaling $7.2 million.

At September 30, 1996 stockholders' equity stated as a percent of total assets was 12.16% which compares with 22.5% at September 30, 1995 and 16.24% at December 31, 1995.


RESULTS OF OPERATIONS

NET INCOME

For the three and nine months ended September 30, 1996 the Company had a net loss of $52.6 million and $34.4 million compared with the $21.9 million and $61.8 million earned in 1995. The decrease in net income is primarily attributable to the increase in the provision for finance credit losses.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and nine months ended September 30, 1996 the Company's net interest income was $50.5 million and $154.7 million being consistent with the three months ended September 30, 1995 and an increase of 6.86% for the nine months ended September 30, 1995. The net interest margin which is the ratio of net interest income divided by average interest earning assets was 14.41% for the three months ended September 30, 1996 and 14.61% for the nine months ended September 30, 1996. This compares with a net interest margin of 17.24% and 16.42% for the three and nine months ended September 30, 1995.

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

                                                1996                                         1995
                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average    Interest        Rate           Average      Interest      Rate
                                     Out-       Income/       Earned           Out-         Income/     Earned
                                  standing      Expense     and Paid         standing       Expense   and Paid

Interest earning assets . . . . $1,393,534       $66,641      19.02%       $1,174,731       $65,000     22.13%
Interest bearing liabilities  .     981,363       16,154       6.55%          816,901        14,499      7.10%

Net . . . . . . . . . . . . . .   $412,171       $50,487      12.48%         $357,830       $50,501     15.03%

Net interest margin as a
  percentage of average
  interest earning assets . . .                               14.41%                                    17.20%


                                                  1996                                        1995
                                                              Annualized                            Annualized
NINE MONTHS ENDED                   Average    Interest        Rate           Average      Interest      Rate
                                   Out-         Income/       Earned           Out-         Income/     Earned
                                  standing      Expense     and Paid         standing       Expense   and Paid
Interest earning assets . . . . $1,414,050      $202,857      19.16%       $1,107,227      $186,263     21.14%
Interest bearing liabilities  .     972,086       48,174       6.62%          789,388        41,506      6.77%

Net . . . . . . . . . . . . . .   $441,964      $154,683      12.54%         $317,839      $144,757     14.37%


Net interest margin as a
  percentage of average
  interest earning assets . . .                               14.61%                                    16.43%



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

                          THREE MONTHS ENDED     NINE MONTHS ENDED
                          SEP. 30                SEP. 30
                          1996        1995       1996      1995

Insurance premiums        $22,907     $1,697     $60,335   $4,872
Fees, commissions
 and other                  4,115      6,438      12,267   21,713

Total                     $27,022     $8,135     $72,602  $26,585

Other income as a %
 of average interest
 earnings assets
 (Annualized)              7.71%      2.77%      6.86%     3.02%



OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business. The increase in these expenses primarily relate to the acquisition of Lyndon. The following table summarizes the components of other expenses for the three and nine months ended September 30 (dollars in thousands):

                          THREE MONTHS ENDED     NINE MONTHS ENDED
                          SEP. 30                SEP. 30
                          1996        1995       1996      1995

Salaries and employees
 benefits                 $13,715     $12,248    $40,339   $35,367
Insurance claims expense   14,181         315     30,736       445
Other operating expenses   10,133       7,813     30,193    27,835

Total                     $38,029     $20,376   $101,268   $63,647

Other expenses as a % of
 average interest
 earning assets
 (Annualized)            10.86%       6.94%      9.57%     7.22%



INCOME TAXES

Income taxes increased due to a higher level of pretax income in 1996. The effective tax rate for the quarter was 37.9% in 1996 and 37.5% in 1995.


CREDIT LOSSES AND DELINQUENCIES

CREDIT LOSSES

Direct finance receivables on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance receivable accounts which are contractually delinquent 150 days are charged off monthly before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize an extension if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (in thousands):

                          THREE MONTHS ENDED     NINE MONTHS ENDED
                          SEP. 30                SEP. 30
                          1996        1995       1996      1995

Loss provision charged
 to income                $124,220    $3,312     $183,329   $8,762
Net charge-offs
 against allowance          10,943     1,926       42,759    4,654
Net charge-offs against
 nonrefundable dealer
 reserves                   39,695    26,102       86,879   67,259

Allowance for finance
 credit losses at end
 of period                                        112,487   26,596
Dealer reserves at end
 of period                                        103,512   73,179

Ratios:
Net charge offs
 (annualized) against
 allowance to average
 total finance
 receivables               3.69%      0.66%       4.80%     0.55%
Net charge offs
 (annualized) against
 nonrefundable dealer
 reserves to average
 total finance
 receivables              13.39%      8.91%       9.74%     8.22%
Allowance for finance
 credit losses to total
 gross finance receivables
 at end of period                                 8.22%     1.88%
Dealer reserves to
 gross sales finance
 receivables at end
 of period                                        8.48%     5.63%


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

                                                               September 30, 1996        December 31, 1995

Delinquent gross receivables                                          61,340                  46,467
Bankrupt accounts                                                     36,412                  16,906
Repossessed assets                                                     6,758                  10,621
Total                                                                104,510                  73,994

Delinquent gross receivables and
  bankrupt accounts to gross
  finance receivables                                                  7.14%                   4.50%

Delinquent gross receivables, bankrupt accounts
  and repossessed assets to gross finance
  receivables plus repossessed assets                                  7.60%                   5.21%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.


LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in the Company's operations. The Company endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short term commercial paper, and (c) direct borrowings available from commercial banks and insurance companies, consisting of short term lines of credit and long term senior and subordinated notes. Most of the assets are at fixed rates, and have an average initial maturity of approximately 26 months. Of the Company's total debt, 55% has an original maturity of greater than one year at a fixed rate of interest.

The Company also maintains back up revolving credit facilities totaling $600 million. At September 30, 1996 the Company had no debt outstanding under these credit arrangements.


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