Form 10-K
period 1996-12-31
MERCURY FINANCE CO
filed 1998-02-19
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        Commission file number:  1-10176

                            MERCURY FINANCE COMPANY
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           Delaware                          36-3627010
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

             100 Field Drive, Suite 340, Lake Forest, Illinois 60045
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (847) 295-8600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                        NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS               ON WHICH REGISTERED

COMMON STOCK ($1.00 PAR VALUE)         NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes          No   X

As of February 9, 1998, 172,497,714 shares of Common Stock were outstanding (net of Treasury stock).

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on February 9, 1998 totaled approximately $127,753,319 (based on the closing price of the Company's common stock on the New York Stock Exchange, as reported by The Wall Street Journal (Midwest edition for February 10, 1998)).

The following documents are incorporated into this Form 10-K by reference:

None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                                     PART I

ITEM 1 - BUSINESS

GENERAL

Mercury Finance Company ("Mercury" or the "Company") is a consumer finance concern engaged, through its operating subsidiaries, in the business of acquiring installment sales finance contracts from automobile dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products. Mercury's borrowers represent a broad cross section of the consumer market. Approximately 6% of Mercury's borrowers are military personnel. Mercury's loans and acquired retail installment contracts range for periods from 3 months to 48 months at annual interest rates ranging, with minor exception, from 18% to 40%. Generally, all loans and acquired retail installment contracts are repayable in monthly installments.

Mercury was organized in 1988, as a wholly-owned subsidiary of First Illinois Corporation (an Evanston, Illinois based bank holding company). On April 24, 1989, First Illinois Corporation distributed to its shareholders one share of Mercury for each two shares of First Illinois Corporation stock held.

Mercury's operating subsidiaries commenced operations in February 1984 for the purpose of penetrating the market for small dollar amount consumer loans (average of $3,000 or less). The initial focus was toward small, short term, direct installment loans made to U.S. military servicemen. Building from this direct lending niche, Mercury has also built a substantial, diversified consumer finance portfolio by purchasing individual installment sales finance contracts from retail vendors and automobile dealers. Substantially all of Mercury's borrowers are "non-prime" borrowers. These are borrowers which generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies.

On October 20, 1995, Mercury acquired all the shares of ITT Lyndon Property and ITT Lyndon Life Insurance Company for $72.5 million in cash and the assumption of their net liabilities. ITT Lyndon Property and ITT Lyndon Life Insurance Company conducted their business through a central office in St. Louis, Missouri. Following the acquisition, the names of the companies were changed to Lyndon Property and Lyndon Life Insurance Companies ("Lyndon"). The acquisition was accounted for under the purchase method of accounting. Accordingly, their results of operations have been included in the consolidated statements of income and statements of cash flow since the date of acquisition through the date of sale. The stock of Lyndon was sold to Frontier Insurance Group, Inc. on June 3, 1997. See "Recent Developments."

RECENT DEVELOPMENTS

On January 29, 1997, the Company announced the discovery of accounting irregularities which caused an overstatement of the previously released earnings for 1995 and 1996. The accounting irregularities were the result of unauthorized entries being made to the accounting records of the Company. Immediately following discovery of the accounting irregularities, the Board of Directors established a Special Committee for the purpose of investigating the circumstances surrounding these activities. The investigation was undertaken with the assistance of special legal counsel and auditing experts.

Shortly after the announcement of the accounting irregularities, the Company's Board of Directors named William A. Brandt, Jr., President and Chief Executive Officer of the Company. Mr. Brandt is the President and Chief Executive Officer of Development Specialists, Inc., a firm specializing in providing management, consulting and turnaround assistance to reorganizing businesses. The Company's former President and Chief Executive Officer, John Brincat, resigned from both positions. Mr. Brincat also resigned as a director of the Company as of December 1, 1997. The Company's Chief Financial Officer before the Company's announcement of the accounting irregularities, James A. Doyle, was relieved of his duties in January, 1997.

As a result of the accounting irregularities, the Company was in violation of certain covenants in its senior note and subordinated debt agreements. In addition, the Company did not have access to commercial paper markets, which historically provided a significant portion of the Company's financing. Consequently, the Company was unable to repay maturing debt and has not repaid the principal portion of any debt subsequent to announcement of the accounting irregularities, except as described below. The Company is now current on all interest payments other than certain portions deferred by agreement, and is not now obtaining additional financing.

On February 7, 1997, Mercury and all of its subsidiaries, other than its insurance subsidiaries (the "Subsidiary Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with certain financial institutions including BankAmerica Business Credit, Inc. ("BankAmerica") which provided the Company with a $50 million credit facility. Amounts outstanding under the Loan Agreement were secured by substantially all of the property and assets of the Company and its Subsidiary Borrowers other than equipment and real estate. In addition, the Company pledged to BankAmerica all of the capital stock of each Subsidiary Borrower. This facility, combined with daily cash flows, provided the Company with sufficient working capital to operate the business, discharge significant expenses resulting from the accounting irregularities, and pay interest on its debt obligations. The termination date of this facility was January 6, 1998, and it has not been extended.

Effective July 11, 1997, the Company and its lenders signed a Forbearance Agreement (the "Forbearance Agreement") and Waivers (the "Waivers"), both of which expired on September 30, 1997. Under the Forbearance Agreement, the lenders agreed not to take action against the Company for defaults under the applicable debt agreements prior to October 1, 1997, subject to certain termination events enumerated in the Forbearance Agreement. The Company made a $70 million payment to reduce principal and brought its interest payments current. Subsequent interest payments (at the greater of 7 percent per annum or the stated non-default rate) were made on the last business day of July, August, and September, of 1997, with a $6 million escrow established to insure payment of the September 30 interest payment. The Registrant also agreed to make additional cash payments to its lenders (i) on July 16, 1997, August 5, 1997, September 4, 1997, and October 3, 1997, if the Registrant's cash balances exceeded certain threshold amounts, and (ii) at such other times from the proceeds of an asset sale with a book value in excess of $5 million and tax refunds. The additional principal payments aggregated $31 million under this agreement. With certain exceptions, the Registrant also accrued default interest which was paid on September 30, 1997.

On November 6, 1997, the Forbearance Agreement was amended (the "Amended Forbearance Agreement") such that the lenders agreed to not take action against the Company prior to March 2, 1998, unless the Forbearance Agreement is breached or otherwise is terminated early. As of January 10, 1998, as a result of certain conditions not being satisfied, the Amended Forbearance Agreement may be terminated by the creditors. The Amended Forbearance Agreement provides for principal repayments based on excess cash balances at each month end during the duration of the agreement, a $7.0 million escrow fund to be used to repay any due and unpaid interest at the end of the forbearance period, and payment of principal and interest from cash proceeds arising from the occurrence of certain significant events. Pursuant to the Amended Forbearance Agreement, the Company paid additional principal payments aggregating $64.0 million through January 9, 1998.

On February 6, 1997, the Company suspended payment of the dividend previously announced of $0.075 per share of Mercury common stock. The Company does not anticipate the payment of any dividends for the foreseeable future. In addition, on February 27, 1997, the Company adopted a stockholder rights plan designed to protect the Company's stockholders from abusive takeover tactics and from attempts to acquire control of Mercury without offering a fair price to all of the Company's stockholders. The plan does not preclude the board of directors from considering and accepting an offer if the board believes it is in the best interest of the Company, its creditors and stockholders.

On February 18, 1997, the Company advised KPMG Peat Marwick LLP ("KPMG"), its independent accountants, that the Company was discontinuing KPMG's services. The Company then engaged Arthur Andersen LLP as the Company's new independent accountants. See Item 9 "Changes In and Disagreements with Accountants on Accounting and Financial Disclosures."

On March 28, 1997, the Company entered into a Stock Purchase Agreement with Frontier Insurance Group, Inc. to sell the stock of Lyndon for $92 million in cash. Lyndon was acquired by the Company in October, 1995, from ITT for $72.5 million. Since then, other smaller insurance operations of the Company had been combined with Lyndon. The sale resulted in a loss of approximately $30 million that was recorded in the first quarter of 1997. As the Lyndon subsidiary had been operated on a stand-alone basis, its divestiture is not expected to have a significant effect on the Company's ability to operate the Company's core consumer finance business and to continue to offer insurance products to its consumer finance customers. The sale of Lyndon was completed on June 3, 1997. Management has determined that it is in the best interest of the Company to remain in the insurance business and has formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon is not considered the discontinuation of a business.

On June 17, 1997, the Company announced that it had revised and re-established its stock option program for key employees. As part of the implementation of that program, 408 employees were given the opportunity to receive new stock options with an exercise price equal to $3.00 per share covering the same number of option shares that these employees held under earlier options with a vesting schedule that vests the options over an 18-month period. In addition, the Company granted new stock options for a total of approximately 709,000 shares of common stock, also exercisable at $3.00 per share to a total of 304 employees. The Company believes that these grants were necessary and appropriate to motivate and retain key employees.

On January 10, 1997, Mercury entered into a definitive agreement with Bank of Boston Corporation for the acquisition by Mercury of Bank of Boston's consumer finance subsidiary, Fidelity Acceptance Corporation. The agreement called for Mercury to issue approximately 32,708,000 shares of common stock in consideration for the acquisition. On January 30, 1997, Bank of Boston terminated the agreement with Mercury as a result of certain alleged breaches in the agreement on the part of Mercury. Bank of Boston alleged damages as a result of the termination of the agreement. Such claims were settled for a cash payment of $1,600,000 in January, 1998, with a charge to earnings in the fourth quarter of 1997 of $1,600,000.

At September 30, 1997, the Company had 262 operating branches versus 287 at December 31, 1996. The Company closed 38 branches in the second quarter of 1997 which were considered to be duplicative or under-performing. The costs related to the closings consisting primarily of lease settlements and write off of leasehold improvements aggregated $325 thousand. In December, 1997, Mercury announced the implementation of a business plan that included the closing of approximately 70 operating branches out of a total of 262 branches. The branches are being closed because they are either unprofitable or considered redundant in view of the location of nearby branches. The closings are estimated to result in a decrease in the outstanding portfolio of approximately $250 million over the next twelve to eighteen months. The closings will not be treated as discontinued operations, however, a provision will be recorded in the fourth quarter of 1997 to cover the costs of the closings which are estimated to be approximately $4 million.


See Item 3 "Legal Proceedings" for information regarding legal proceedings related to the accounting irregularities described above.

BRANCH OFFICE NETWORK/OPERATION

Mercury's branch office network consisted of 287 offices in 31 states at December 31, 1996, located primarily in the southeastern, central and western United States. An office typically starts with two employees and is expanded based upon receivables generated. The largest office (other than the Midland Finance Co. office) has approximately 20 people with a network average of approximately six people per office. Mercury is divided into 32 geographically organized districts, with each district headed by a regional director. A regional director is generally responsible for seven to eleven offices (depending on size and geographical dispersion). Regional directors report directly to six Group Vice Presidents of Operations. Mercury's offices are strategically located in areas of high traffic density for potential customers. The traffic patterns are periodically reviewed. Management has recently analyzed the branch locations and, during 1997, has consolidated some branches, while opening other branches in geographic areas previously not served by Mercury. It is not anticipated that new branch openings will be significant during 1998. Management intends to continue to review the branch network and seek further opportunities to consolidate branches and reduce expenses.

Management has developed its workforce by attempting to train experienced consumer lending professionals. The training program includes actual training at branch offices and personal interviews by senior operating management of the Company. The training program which is called the "Pride Program" is administered by the branch managers and regional directors and is a requirement for all branch personnel. In addition, the Company also conducts a Manager's Qualification Program for prospective managers.

Beginning in 1994, the Company began to experience a significant level of turnover in its branch staff as a result of increased demand for experienced personnel by competitors. After the announcement of the accounting irregularities, the Company experienced further difficulty in retaining and hiring qualified consumer lending professionals. The rate of turnover in management positions has declined and, although still a cause for concern, management believes that the turnover rate is no greater than that experienced by the Company prior to discovery of the accounting irregularities.

The business mix of Mercury's branch office network between sales finance receivables (which constitutes 88% of total receivables) and direct consumer loans (which constitutes 12% of total receivables) is generally consistent within the 32 supervisory districts of the country. The business mix in any one branch office is dependent upon the location of the office and the background of an office's loan personnel.

The geographic distribution of Mercury's offices as of December 31, 1996, were as follows:


 State                                    Office Locations         State                                       Office Locations

 Alabama                                          4                Missouri                                              4
 Arizona                                          5                Nevada                                                4
 California                                       5                New Mexico                                            2
 Colorado                                         2                North Carolina                                       13
 Florida                                         36                Ohio                                                 12
 Georgia                                         15                Oklahoma                                              3
 Idaho                                            1                Oregon                                                1
 Illinois                                        19                Pennsylvania                                          8
 Indiana                                          9                South Carolina                                        4
 Iowa                                             2                Tennessee                                             8
 Kansas                                           1                Texas                                                37
 Kentucky                                         5                Utah                                                  1
 Louisiana                                       42                Virginia                                             13
 Michigan                                         6                Washington                                            2
 Mississippi                                     15                Wisconsin                                             6

                                                                   TOTAL                                               287


In addition, Midland Finance Co. has one operating office located in Chicago, Illinois.

See "Recent Developments" for information regarding the elimination and consolidation of certain of Mercury's offices.

LOAN AND CONTRACT ORIGINATION AND MARKETING

Mercury originates loans and acquires individual sales finance contracts through its office network based on a decentralized approval process tailored to the market in which its specific offices operate. All credit extensions are reviewed and approved at the branch level. Each branch office has specific credit limit authorization and any extension of credit above the branch limit must be approved by the regional director. While the ability and intent of the consumer to repay are essential prerequisites to any loan or contract acquisition, collateral provides additional security for the lender. All of Mercury's sales finance contracts are secured with collateral while the majority of its direct consumer loans are also secured with collateral. The amount of collateral required depends upon the purpose of the loan, the size of the loan and the risk factors associated with the loan.

Installment sales finance receivables which originate with local dealers (household goods, appliance and automobile) are subjected to the same credit review and credit worthiness policies as direct consumer loans. A specific installment sales finance contract is acquired only after objective investigations of the credit worthiness of the borrower and a determination of the underlying value of the asset through use of industry publications, combined with the subjective assessment by an office's underwriters. Every sales finance contract is reviewed individually and extensions of credit are made based upon the credit worthiness of each contract.

Individual sales finance contracts are acquired pursuant to formal agreements with local merchants negotiated at the branch office level and subsequently approved by a supervisor. Mercury acquires sales finance contracts from local franchised and independent used car dealers with which Mercury has established ongoing relationships. A relationship with a dealer begins only after analysis of the soundness of their business is completed.

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired.

Mercury encourages a decentralized marketing approach which allows each office to pursue and develop business leads which are unique to individual markets. Mercury does no national advertising. Branch offices may advertise in local publications and most branch offices rely on the endorsement of customers to build a client base. Mercury believes that client service in the form of timely loan application processing makes customer referrals the most cost effective primary marketing tool.

INSURANCE OPERATIONS

In conjunction with their lending practices, the consumer finance subsidiaries offer credit life, accident and health and property insurance to borrowers who obtain financing directly from the consumer finance subsidiaries, and to borrowers under sales finance contracts and financing contracts acquired from merchants and automobile dealers. Notwithstanding the disposition of Lyndon, Mercury continues to offer a variety of insurance and insurance related products through third party carriers.

Lyndon was engaged in the business of direct writing of credit life, accident and health and various other credit related insurance policies for customers of Mercury and other companies. Prior to disposition, Lyndon Life was licensed in forty-eight states and Lyndon Property was licensed in forty-seven states. Lyndon subsidiaries, Mercury Life and Gulfco Life were engaged primarily in the business of reinsuring and direct writing, respectively, of credit life and accident and health insurance policies issued to borrowers under finance receivables and sales finance contracts originated by Mercury. The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance payable in the event of death or disability of the debtor. Premiums are earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holder. As described above, Lyndon (including its subsidiaries) was disposed of on June 3, 1997. Management has determined that it is in the best interest of the Company to remain in the insurance business and has formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon is not considered the discontinuation of a business.

SOURCE OF FUNDS

Mercury funds its operations primarily through payments of principal and interest from finance receivables and the sale of debt securities. At
December 31, 1996, Mercury had total debt of $1,036 million. Of this total, 50.7% was in commercial paper and notes, 47.1% was in fixed rate senior term notes, and 2.2% was in fixed rate subordinated term notes. In addition, Mercury had unused standby bank lines and revolving credit facilities which totalled $500 million at December 31, 1996. At December 31, 1996, no amounts were outstanding under these lines.

As indicated above, as a result of the accounting irregularities, the Company's credit rating has been downgraded and consequently, the Company does not have access to the commercial paper markets and is not now obtaining additional financing.

COMPETITION

The consumer finance business is intensely competitive. Mercury competes with other consumer finance companies, personal loan departments of commercial banks, federally insured credit unions, industrial banks, credit card issuers and companies which finance the sales of their own merchandise or the merchandise of others.

All lending institutions compete in the area of customer service, response time and interest rate charges. Although in some instances Mercury's interest rate charges may be greater than some of its competitors, Mercury believes that its decentralized approval process provides Mercury with excellent customer service in the form of quicker response time to potential customers.

EMPLOYEES

As of December 31, 1996, Mercury had approximately 1,742 employees (1,570 employees at January 15, 1998). None of its employees are represented by a collective bargaining agreement.

GOVERNMENT REGULATION

All consumer finance operations are subject to federal and state regulations. Personal loan lending laws generally require licensing of the lender limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the business is conducted under licenses issued by individual states. Each licensed office is subject to periodic examination by state regulatory authorities. The state licenses are revocable for cause. Mercury believes that its current operations comply in all material respects with these regulations. Mercury is also subject to the provisions of the Federal Consumer Credit Protection Act and its related regulations.

Credit insurance offered in connection with the direct lending and sales finance activities of Mercury and the premiums payable by credit customers and commissions payable by insurers to the originators of such insurance are also subject to state laws and regulations.



ITEM 2

PROPERTIES

The executive offices of Mercury are located at 100 Field Drive, Lake Forest, Illinois 60045, telephone number (847) 295-8600. Mercury occupies approximately 11,750 square feet of a modern office building subject to a lease having a term expiring on March 31, 2002. Mercury also leases space for all its branch offices. The leases for the branch offices are generally for terms from 3 to 5 years. Total rent expense for the Company approximated $4,392,000, $4,176,000 and $3,169,000 in 1996, 1995 and 1994 respectively.


ITEM 3.

LEGAL PROCEEDINGS

The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for fiscal year 1996 and certain prior years as a result of accounting irregularities. To date, forty-four actions against the Company are pending in the United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in Delaware Chancery Court. One case is pending in Hamilton County, Ohio, Municipal Court. The complaints seek compensatory damages, attorneys' fees and costs.

Forty of the lawsuits pending in the Northern District of Illinois are class actions which generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. Two cases pending in the Northern District of Illinois allege non-class securities fraud and common law claims. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The case pending in Municipal Court in Hamilton, Ohio, alleges violations of Ohio state securities laws and common law. The Company is unable to predict the potential financial impact of the litigation.

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation, which executed a search warrant on the Company's premises on February 3, 1997. The Company is cooperating fully in these investigations.

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including fifteen cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and
(or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

No provision has been made in the consolidated financial statements for the cost or expenses that have been or will be incurred subsequent to December 31, 1996, for any of the pending matters discussed in this Item.


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Mercury Finance Company began trading on the New York Stock Exchange on April 11, 1989 under the symbol MFN. Mercury common stock is also traded on the Chicago Stock Exchange. On December 31, 1996, Mercury had approximately 4,317 holders of record of common stock, exclusive of holders of shares in "street" or nominee names. The following table sets forth the high and low closing sale prices as reported on the New York Stock Exchange during the last two fiscal years. The table also indicates the cash dividends declared by the Company per share during such periods. On October 31, 1995, the Company effected a three-for-two stock split of its common stock. All share and per share data applicable to prior periods have been restated to reflect the split.

                                                     1996                                 1995
                                                                 Cash                                Cash
                                         High        Low      Dividends      High        Low       Dividends

 First Quarter . . . . . . . . . .      $15 1/8     $11          $.075    $  11 1/4   $   8 1/4       $.05
 Second Quarter  . . . . . . . . .       14 1/2      11 3/8       .075       12 7/8       9 3/4        .06
 Third Quarter . . . . . . . . . .       12 1/8      10 3/4       .075       16 5/8      12 1/8        .06
 Fourth Quarter  . . . . . . . . .       13 1/8      11           .075       16 3/8      11 3/8        .08


On January 14, 1997, the Board of Directors declared a dividend of $0.075 per share of Mercury Common Stock to be payable March 3, 1997, to holders of record at February 17, 1997. On February 6, 1997, the Company suspended payment of this dividend.

Based on existing defaults and events of default under the Company's Senior and Subordinated Note Agreements, no dividends may be paid on the capital stock of the Company. The Company does not anticipate the payment of any dividends for the foreseeable future.

ITEM 6

SELECTED FINANCIAL DATA

Introduction

In the first quarter of fiscal 1997, the Company announced the discovery of certain unauthorized adjustments to the accounting records of the Company which caused an overstatement of the previously released financial statements for fiscal years 1995 and 1996. All financial information included herein reflects the adjustments to correct for the irregularities. See Item 1, "Business - Recent Developments."


 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                           Years ended December 31,
                                                           1996          1995         1994          1993        1992

 SUMMARY INCOME STATEMENT
   Interest income . . . . . . . . . . . . . . . .     $    271,889   $  255,066   $   211,565  $   165,054   $ 121,531
   Interest expense  . . . . . . . . . . . . . . .           64,789       57,303        39,375       32,933      29,525

   Net interest income   . . . . . . . . . . . . .          207,100      197,763       172,190      132,121      92,006
   Provision for finance credit losses . . . . . .          215,171       32,641         7,376        6,392       4,330
   Net interest income/(loss) after credit losses           (8,071)      165,122       164,814      125,729      87,676
   Other income  . . . . . . . . . . . . . . . . .          101,985       58,349        40,907       29,342      20,345
   Other expenses  . . . . . . . . . . . . . . . .          143,297      103,363        64,731       50,204      34,359

   Income/(loss) before income taxes and
    cumulative effect of change in accounting
    principle  . . . . . . . . . . . . . . . . . .         (49,383)      120,108       140,990      104,867      73,662
   Income taxes/(benefit)  . . . . . . . . . . . .         (20,415)       45,979        54,445       40,174      27,939
   Income/(loss) before cumulative effect of change
    in accounting principle  . . . . . . . . . . .         (28,968)       74,129        86,545       64,693      45,723
   Cumulative effect
    of change in accounting principle  . . . . . .                -            -             -          234           -

   Net Income/(loss) . . . . . . . . . . . . . . .     $   (28,968)   $   74,129   $    86,545  $    64,927   $  45,723

   Net income/(loss) per share . . . . . . . . . .     $      (.17)   $      .43   $       .49  $       .37   $     .26

   Dividends per share declared  . . . . . . . . .     $        .30   $      .25   $       .19  $       .14   $     .10

 SELECTED BALANCES AT YEAR END
   Total assets  . . . . . . . . . . . . . . . . .     $  1,543,360   $1,598,098   $ 1,036,403  $   797,090   $ 593,703
   Gross finance and credit card receivables . . .        1,396,081    1,441,288     1,272,430    1,004,517     747,573
   Total finance receivables (Net of unearned
     charges)  . . . . . . . . . . . . . . . . . .        1,160,423    1,197,776     1,039,867      820,287     618,648
   Allowance for finance credit losses . . . . . .           97,762       46,366        22,488       18,344      13,198
   Nonrefundable dealer reserves . . . . . . . . .           89,378       61,961        66,477       57,241      38,262
   Senior debt, commercial paper and other notes .          525,051      489,990       449,945      260,260     200,000
   Senior debt, term notes . . . . . . . . . . . .          488,625      438,750       265,375      266,000     175,500
   Subordinated debt . . . . . . . . . . . . . . .           22,500       29,500        35,500       35,000      41,000
   Shareholders' equity     . . . . . . . . . . . .         168,885      259,487       227,514      193,527     144,920

 SELECTED RATIOS
   Net income/(loss) to average total assets . . .          (1.88%)        6.01%         9.71%        9.12%       8.36%
   Net income/(loss) to average shareholders'  . .
     equity                                                (12.85%)        29.64         40.23        38.95       37.62
   Earnings to fixed charges . . . . . . . . . . .             0.25         3.05          4.48         4.10        3.44
   Total shareholders' equity to total assets  . .           10.94%        16.24         21.95        24.28       24.41




ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in tables in thousands)
The following discussion is intended to assist readers in their analysis of the accompanying consolidated financial statements and notes that are presented elsewhere in this report.

                                    OVERVIEW

1996 was a very difficult year operationally as well as financially for Mercury. The Company experienced fierce competition in the sub-prime finance industry both from growing specialty finance companies similar to Mercury and from traditional financial institutions which reduced credit standards to obtain higher yields. The desire to maintain a pattern of growth led Mercury to reduce its credit standards while accepting lower pricing on sales finance contracts and to introduce new products that ultimately proved to be unprofitable. At the same time, the Company was experiencing a high level of turnover at the branch manager and staff levels. The above factors led to a significant increase in the provision for finance credit losses in 1996 and when combined with the effect of the adoption of the "static pooling" method for accounting for loan losses, the Company recorded a loss for the year.

                               FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of Mercury decreased 3% to $1.54 billion at December 31, 1996.
This follows an increase of 54% during 1995. The large increase in 1995 related to the acquisition of Lyndon Finance Company.

Total finance receivables declined 3% in 1996 compared to 1995 after a 15% increase in 1995 over 1994. Sales finance receivables decreased 8% during 1996 after an increase of 11% during 1995. Sales finance receivables decreased in 1996 as a result of lower originations at existing locations due to increased competition. The main reason for the increase in finance receivables in 1995 was related to an increase in the number of branches. Number of branches open at December 31, 1996, 1995 and 1994 were 287, 276 and 247, respectively. The Company's offices in Florida, Texas and Louisiana accounted for approximately 18%, 17% and 9% of all gross earned finance receivables with the remainder being originated in the other 28 states where offices are located.

During 1995, the Company introduced a Visa affiliated revolving credit card program to its traditional customer base. Substantially all of the funds advanced under this program were on an unsecured basis. Solicitations for new credit customers were issued in the fourth quarter of both 1996 and 1995.

The following tables summarize the composition of finance receivables at December 31:

                                               1996              1995              1994

Gross finance receivables:
Sales                                      $1,159,848        $1,256,631        $1,136,958
Direct                                        152,633           152,125           135,472
Total gross finance
 receivables                                1,312,481         1,408,756         1,272,430
Less:  Unearned finance
 charges                                     (228,405)         (234,792)         (222,284)
Unearned commissions,
 insurance premiums and
 insurance claim reserves                      (7,253)           (8,720)          (10,279)
Gross earned finance receivables           $1,076,823        $1,165,244        $1,039,867
Credit Card                                    83,600            32,532            -
Total Finance Receivables                  $1,160,423        $1,197,776        $1,039,867


ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES

Mercury originates direct consumer loans, acquires individual sales finance contracts from third party dealers and provides revolving credit to individuals through a Visa affiliated program. The Company continues to maintain an allowance for the direct and credit card receivables to cover finance credit losses that are expected to be incurred on receivables that have demonstrated a risk of loss based upon delinquency or bankruptcy status.

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

In 1996, Mercury adopted a loss reserving methodology commonly referred to as "static pooling." The static pooling methodology provides that the company stratify the components of its sales finance receivable portfolio (i.e. dealer reserve, principal loan balances and related chargeoffs) into separately identified pools based upon the period the loans were acquired. Mercury defines a pool as loans acquired within a given month.

The dealer reserve is made available to absorb credit losses over the life of the pool of receivables. The dealer reserve cannot be utilized to offset provision for finance credit losses immediately, but must be held to offset future losses. Management believes this method provides for a more appropriate matching of finance charge income and provision for finance credit losses. The application of the static pooling methodology as described above increased the 1996 provision for credit losses by $89 million.

Reserve requirements for sales finance, direct and credit card receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e. 30, 60, 90 and 120 days past due). These assumed losses are utilized to determine the projected cash flows from each impaired category. The projected cash flow is then discounted to estimate the net present value of the impaired loans. A reserve is established in an amount sufficient to reduce the book value of the impaired receivable to its net present value. Repossessed collateral is valued at an estimate of its net realizable value.

A summary of the activity in the allowance for finance credit losses for the years ended December 31, was as follows:

                                                 1996              1995              1994

Balance at beginning of year                   $46,366           $22,488           $18,344
Allowance acquired                                   0                 0             1,052
Provision charged to expense                   215,171            32,641             7,376
Finance receivables
 charged-off, net of recoveries               (89,326)           (8,763)           (4,284)
Transfer to nonrefundable
 dealer reserves                              (74,449)                 0                 0
Balance at year end                            $97,762           $46,366           $22,488
Allowance as a percent of total
 finance receivables outstanding                 8.42%             3.87%             2.16%


The increase in the provision and allowance for finance credit losses in 1996 and 1995 is attributable to the adoption of the static pool method of accounting for loss reserves and an increase in delinquencies and charge-offs combined with a lower level of acquired nonrefundable dealer reserves.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the discount with the dealers based upon various criteria, one of which is the credit risk associated with the sales
finance contracts being acquired.   The following table sets forth a
reconciliation of the changes in nonrefundable dealer reserves for the years ended December 31:

                                                1996              1995              1994

Balance at beginning of year                   $61,961           $66,477           $57,241
Discounts acquired on
 new volume                                     67,442            98,559            84,252
Losses absorbed                              (114,474)          (96,117)          (70,419)
Transfer from the Allowance for
 Finance Credit Losses                          74,449                 0                 0
Other                                                0           (6,958)           (4,597)
Balance at end of year                         $89,378           $61,961           $66,477

Reserve as a percent of gross
 sales finance receivables                       7.71%             4.93%             5.85%


DEFERRED AND INCOME TAX RECEIVABLES

At December 31, 1996, the Company had recorded an income tax receivable of $53.8 million. This balance is comprised of three primary items: (i) overpayment of federal 1996 estimated tax payments, (ii) refund claim for the amendment of 1995 and prior income tax returns for the accounting irregularities, and (iii) the carryback of the net operating loss for 1996 to prior periods. Of the income tax receivable, $34.4 million related to the overpayment of federal estimated income tax payments for 1996 was received in the fourth quarter of 1997. The balance of the refund claims were filed in the fourth quarter of 1997.

At December 31, 1996, the Company had recorded a deferred tax asset balance of $33.3 million. No valuation allowance against the deferred tax asset balance has been recorded as of December 31, 1996, as Mercury believes it is more likely than not that the deferred tax assets will be realized in the future under existing tax laws at December 31, 1996. This conclusion is based on the extremely short period in which the existing deductible temporary differences, primarily related to finance credit losses, will reverse and the existence of sufficient taxable income within the carryback period of three years that existed at December 31, 1996.

A provision of the Taxpayer Relief Act of 1997, signed into law in August, 1997, was to reduce the Net Operating Loss (NOL) carryback period from three years to two years for tax years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income, versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company had reported significant taxable income. For financial reporting purposes, the change in tax law raises a question as to the future realizability of the deferred tax asset. Any impact on the carrying value of the deferred tax asset related to the change in the tax law is recorded in the period that the change occurred and in the third quarter of 1997 the Company recorded a valuation allowance of $18.5 million.

Also in the fourth quarter of 1997, the Company elected to be treated as a dealer in securities under Section 475 of the Internal Revenue Code effective for the year ended December 31, 1996. Pursuant to this election, Mercury must annually recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of the securities for the year ended December 31, 1996 and prospectively. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election, the Company has increased its taxable loss for 1996 and a portion of the recorded deferred tax balance has been included as currently refundable in the 1996 tax return.

DEBT

The primary source for funding Mercury's finance receivables comes from debt issued by Mercury. At December 31, 1996, Mercury had total debt of $1,036.2 million, which compares to $958.2 million and $750.8 million at December 31, 1995 and 1994, respectively. The following table represents Mercury's debt instruments and the corresponding rates on the debt at the end of the periods indicated:


                       Dec. 31, 1996                Dec. 31, 1995             Dec. 31,1994
                       Balance          Rate        Balance          Rate     Balance           Rate

Senior Debt:
 Commercial
 paper                   $525,051      5.6%          $489,990         6.0%     $449,945          6.4%
Term notes                488,625      7.0%           438,750         7.2%      265,375          7.1%
Subordinated
 debt                      22,500     10.3%            29,500        10.2%       35,500         10.2%
Total                  $1,036,176      6.4%          $958,240         6.6%     $750,820          6.8%


As a result of the 1996 net loss, accounting irregularities, and related matters, Mercury violated its debt and financial covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt, which would result in all of such debt becoming immediately due and payable.

SHAREHOLDERS' EQUITY

Total shareholders' equity at December 31, 1996 was $168.9 million which compares with $259.5 million at December 31, 1995. During the year Mercury had a net loss of $29.0 million, paid dividends of $51.8 million and purchased back
1.5 million shares costing $16.5 million. At December 31, 1996, Mercury's shareholders' equity as a percent of total assets was 10.94% which compares with 16.24% at December 31, 1995.

Total shareholders' equity at December 31, 1995 was $259.5 million which compares with $227.5 million at December 31, 1994. During that year Mercury had net income of $74.1 million, paid dividends of $42.8 million and purchased back
1.1 million shares costing $14.0 million. At December 31, 1995, Mercury's shareholders' equity as a percent of total assets was 16.24% which compares with 21.95% at December 31, 1994.

                              RESULTS OF OPERATIONS

NET INCOME (LOSS)

For the year ended December 31, 1996, Mercury had a net loss of $29.0 million. The 1996 net loss compares to net income in 1995 of $74.1 million and net income of $86.5 million earned in 1994. The decrease in 1996 net income is primarily attributable to an increase in the loss provision for finance credit losses offset by the profitable operations of Lyndon Insurance Companies. The decrease in 1995 net income versus 1994 is the result of an increase in finance charge income and other income more than offset by an increase in the provision for credit losses and an increase in expenses relating to the additional offices opened during 1994 and 1995.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest income and interest expense before provision for finance credit losses. For the year ended December 31, 1996, net interest income was $207.1 million, which compares with $197.8 million and $172.2 million in 1995 and 1994, respectively. Impacting the growth in interest income was the investment portfolio of the Lyndon Insurance Companies, acquired in October 1995. For the year ended December 31, 1996, Mercury's net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 14.73%. This compares with a net interest margin of 16.24% and 18.55% in 1995 and 1994, respectively. The change in the net interest margin is primarily attributable to lower yielding investment assets associated with the Lyndon acquisition and interest rate changes on the Company's various debt instruments. The changes in interest rates are reflective of general interest rate trends in the U.S. economy.

The investment portfolio of Lyndon (which yields approximately 7% vs. approximately 23% for the finance receivable portfolio), contributed to the reduction in the margin percentage in 1996 from 1995 and 1994 covered above. The following table summarizes net interest income and the net interest margin for the three years ended December 31:

                                                1996              1995               1994

Average interest earning
  assets                                      1,405,916         $1,217,798          $928,060
Average interest bearing
  liabilities                                   984,904            843,239           612,700
Net                                            $421,012         $  374,559          $315,360
Interest income                                $271,889         $  255,066          $211,565
Interest expense                                 64,789             57,303            39,375
Net interest income                            $207,100         $  197,763          $172,190
Rate earned                                      19.34%             20.94%            22.80%
Rate paid                                         6.58%              6.80%             6.43%
Net                                              12.76%             14.14%            16.37%
Net interest margin                              14.73%             16.24%            18.55%


OTHER INCOME

In addition to finance charges and interest, Mercury derives commission income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of Mercury. Other credit-related sources of revenue are derived from the sale of other products and services.

Lyndon earns insurance premiums on business it has underwritten through outside distributors, business in a run-off mode from subsidiaries of its prior owner, and going forward, through Mercury's branch offices. Insurance premiums are also earned by Mercury's other insurance subsidiaries as reinsurers of credit life and accident and health policies issued through Mercury branch offices. For the years ended December 31, 1996 and 1995, Mercury experienced increases in its insurance premiums which were attributable to the acquisition of Lyndon in the fourth quarter of 1995. Commission income declined during the same periods as a result of a number of the insurance programs being written by Lyndon since its acquisition and no commission is earned on a consolidated basis. The following table summarizes the amounts earned from these products for the three years ended December 31:

                                                  1996               1995              1994

Insurance premiums                               83,277             29,686             9,056
Fees, commissions and other                      18,708             28,663            31,851
Total                                          $101,985            $58,349           $40,907
Other income as a % of
 average interest earning
 assets                                           7.25%              4.79%             4.41%


OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, Mercury incurs other operating expenses in the conduct of its business. During 1996 other operating expenses increased 39% over 1995, which in turn had increased 60% over 1994. The increase in expenses primarily relate to the acquisition of Lyndon and an increase in the number of branches. The following table summarizes the components of other expenses for the three years ended December 31:

                           1996       1995       1994

Salaries and employee
 benefits                $54,942    $48,590    $36,852
Incurred insurance claims
 expense
 and other underwriting
 expense                  47,243     17,703      2,722
Other operating expenses  41,112     37,070     25,157
Total                   $143,297   $103,363    $64,731
Operating expenses as a % of
 average interest earning
 assets                   10.19%      8.49%      6.97%


INCOME TAXES

The effective rate of tax benefit applicable to the 1996 net loss is 41.3%. The effective tax rates on income before income taxes were 38.3% and 38.6% in 1995 and 1994, respectively.

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

The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                                 1996               1995              1994

Loss provision charged to income               $215,171            $32,641            $7,376
Net charge-offs against allowance                89,326              8,763             4,284
Net charge-offs against
 nonrefundable dealer reserves                  114,474             96,117            70,419
Allowance for finance credit
 losses at end of period                         97,762             46,366            22,488
Dealer reserves at end of period                 89,378             61,961            66,477

RATIOS

                                                   1996               1995              1994

Net charge-offs against allowance
 to average total finance receivables             7.54%               .76%              .47%
Net charge-offs against
 nonrefundable dealer reserves to
 average total finance receivables                9.66%              8.37%             7.69%
Allowance for finance credit
 losses to total gross finance
 receivables at end of period                     7.45%              3.29%             1.77%
Dealer reserves to gross sales
 finance receivables at end of
 period                                           7.71%             4.93%              5.85%


The increase in the provision and allowance for finance credit losses in 1996 and 1995 is attributable to the adoption of the static pool method of accounting for loss reserves and an increase in delinquencies and charge-offs combined with a lower level of acquired nonrefundable dealer reserves.

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

                                                                December 31, 1996        December 31, 1995

Delinquent gross receivables                                          52,008                  46,467
Bankrupt accounts                                                     17,499                  16,906
Repossessed assets                                                     6,700                  10,621
Total                                                                 76,207                  73,994

Delinquent gross receivables and
  bankrupt accounts to gross
  finance receivables                                                  5.30%                   4.50%

Delinquent gross receivables,
bankrupt accounts and repossessed
assets to gross finance receivables
plus repossessed assets                                                5.78%                   5.21%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

                        LIQUIDITY AND FINANCIAL RESOURCES

Because the consumer finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary and is an important element in Mercury's operations. Mercury endeavors to maximize its liquidity by diversifying its sources of funds which include (a) cash from operations, (b) the issuance of short-term commercial paper, and (c) direct borrowings available from commercial banks and insurance companies, consisting of short-term lines of credit and long-term senior and subordinated notes. Most of the assets of Mercury are at fixed rates, and have an average initial maturity of approximately 24 months. Of Mercury's total debt, 49% has an original maturity of greater than one year at a fixed rate of interest. See
Item 1 "Business--Recent Developments" for information regarding the impact of the accounting irregularities on the Company's liquidity.

                               ACCOUNTING CHANGES

In March, 1995, the Financial Accounting Standards Board ("the FASB") issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's financial condition or results of operations.

In October, 1995, the FASB issued SFAS 123, "Accounting for Stock-based Compensation" which is effective for fiscal years beginning after December 31, 1995. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. The Company has elected, as permitted under SFAS 123, to continue to measure compensation cost for its plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25.

In February 1997, the FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure". SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. These statements are effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of these statements to have a significant impact on the financial position and results of operations of the Company.

In July 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income. Management does not expect the adoption of this statement to have a significant impact on the financial position and results of operations of the Company. This statement is effective for financial statements issued for periods beginning after December 15, 1997.





ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
MERCURY FINANCE COMPANY:

We have audited the accompanying consolidated balance sheet of Mercury Finance Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of Mercury Finance Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercury Finance Company and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                   /s/ KPMG Peat Marwick LLP

February 12, 1996, except as to notes 2, 5, 12, 14, and 15,
  which are dated as of October 27, 1997.
Chicago, Illinois



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Mercury Finance Company:

We have audited the accompanying consolidated balance sheet of Mercury Finance Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercury Finance Company and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As further discussed in Notes 1 and 5 to the financial statements, effective in 1996, the Company changed its methodology for evaluating the adequacy of the allowance for finance credit losses by adopting a static pooling methodology.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, on January 29, 1997, the Company announced accounting irregularities, discovered subsequent to December 31, 1996, causing it to violate its debt covenants which curtailed the availability of credit and caused the Company to miss scheduled debt payments. Also, as discussed in Note 16, the Company incurred significant losses in 1996 and is continuing to incur losses in 1997. In addition, as further described in Note 10, the Company has been named as a defendant in litigation generally arising from the restatement of earnings for 1995 and interim earnings for 1996 as a result of the accounting irregularities. The Securities and Exchange Commission and the United States Attorney for the Northern District of Illinois have also commenced investigations. Management's plans in regard to these matters are described in Notes 10 and 16. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Arthur Andersen LLP

Chicago, Illinois
October 10, 1997


CONSOLIDATED BALANCE SHEETS


 (dollars in thousands)                                                                      December 31,
                                                                         1996                     1995
                                                                                             (as restated)

 ASSETS
    Cash and cash equivalents                                       $      20,957          $          22,967
    Short-term investments (at amortized cost which
      approximates fair value)                                             43,411                     48,114
    Investments available-for-sale, at fair value                         161,781                    181,304
    Investments held-to-maturity, at cost (fair value of $8,025
      and $12,909)                                                          7,765                     12,625

    Finance Receivables                                                 1,160,423                  1,197,776
       Less allowance for finance credit losses                           (97,762)                   (46,366)
       Less nonrefundable dealer reserves                                 (89,378)                   (61,961)

       FINANCE RECEIVABLES, NET                                           973,283                  1,089,449

    Deferred income taxes, net                                             33,356                     21,353
    Income taxes receivable                                                53,764
    Premises and equipment (at cost, less accumulated
      depreciation of $9,157 and $7,247)                                    7,266                      7,022
    Goodwill                                                               14,463                     15,274
    Reinsurance receivable                                                 93,458                     89,962
    Deferred acquisition costs and present value of future
    profits                                                                62,809                     23,242
    Other assets (including repossessions)                                 71,047                     86,786
       TOTAL ASSETS                                                 $   1,543,360          $       1,598,098

 LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
    Senior debt, commercial paper and notes                         $     525,051          $         489,990
    Senior debt, term notes                                               488,625                    438,750
    Subordinated notes                                                     22,500                     29,500
    Accounts payable and other liabilities                                 81,282                     70,268
    Unearned premium and claim reserves                                   239,573                    195,761
    Reinsurance payable                                                    17,444                    105,081
    Income taxes payable                                                                               9,261
       TOTAL LIABILITIES                                                1,374,475                  1,338,611

 CONTINGENCIES (NOTE 10)

 SHAREHOLDERS' EQUITY
    Common stock - $1.00 par value per share:
       300,000,000 shares authorized
       1996 - 177,719,447 shares outstanding
       1995 - 176,477,520 shares outstanding                              177,719                    176,478
    Paid in capital                                                         6,539                         39
    Retained earnings                                                      37,349                    118,138
    Unrealized appreciation on available-for-sale securities,
      net of tax                                                              942                      1,969
    Treasury stock - 5,402,957 and 3,896,557 shares, at cost              (53,664)                   (37,137)
       TOTAL SHAREHOLDERS' EQUITY                                         168,885                    259,487
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   1,543,360          $       1,598,098



                                   See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME


 (dollars in thousands, except per share amounts)                                 Years ended December 31,
                                                                1996              1995               1994
                                                                               (as restated)

 INTEREST INCOME
    Finance charges and loan fees                            $ 258,602         $ 249,913          $  210,891
    Investment income                                           13,287             5,153                 674
       Total finance charges, fees and investment income       271,889           255,066             211,565
    Interest expense                                            64,789            57,303              39,375
       Interest income before provision for finance
         credit losses                                         207,100           197,763             172,190
    Provision for finance credit losses                        215,171            32,641               7,376
       NET INTEREST INCOME (LOSS)                               (8,071)          165,122             164,814

 OTHER INCOME
    Insurance commissions                                        3,929            21,365              20,507
    Insurance premiums                                          83,277            29,686               9,056
    Fees and other                                              14,779             7,298              11,344
       TOTAL OTHER INCOME                                      101,985            58,349              40,907

 OTHER EXPENSES
    Salaries and employee benefits                              54,942            48,590              36,852
    Occupancy expense                                            5,923             4,880               3,730
    Equipment expense                                            3,158             2,041               1,665
    Data processing expense                                      2,366             3,071               2,551
    Incurred insurance claims and other underwriting
      expense                                                   47,243            17,703               2,722
    Other operating expenses                                    29,665            27,078              17,211
       TOTAL OTHER EXPENSES                                    143,297           103,363              64,731
    Income (loss) before income taxes                          (49,383)          120,108             140,990
    Provision (benefit) for income taxes                       (20,415)           45,979              54,445
 NET INCOME (LOSS)                                           $ (28,968)        $  74,129          $   86,545

 NET INCOME (LOSS) PER COMMON SHARE                          $   (0.17)        $    0.43          $     0.49



                                   See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 (dollars in thousands, except per share amounts)

                                         Common     Paid in         Retained    Unrealized     Treasury
                                         Stock      Capital         Earnings   Appreciation      Stock              Total

 Balance at January 1, 1994             $115,649   $ 2,856         $ 75,193    $               $   (171)         $   193,527
    1994 net income                                                  86,545                                          86,545
    Stock options exercised                  431     3,528                                                            3,959
    Cash dividends ($.19 per share)                                 (33,581)                                        (33,581)
    Treasury stock acquired                                                                     (22,936)            (22,936)

 Balance at December 31, 1994            116,080     6,384          128,157                     (23,107)            227,514
    1995 net income (as restated)                                    74,129                                          74,129
    Stock options exercised                1,573    11,181                                                           12,754
    Cash dividends ($.25 per share)                                 (42,849)                                        (42,849)
    Transfer to Paid in Capital                     41,299          (41,299)
    Three for two stock split             58,825   (58,825)
    Unrealized appreciation on
      available-for-sale securities,
      net of tax                                                                      1,969                           1,969
    Treasury stock acquired                                                                     (14,030)            (14,030)

 Balance at December 31, 1995
   (as restated)                         176,478        39          118,138           1,969     (37,137)            259,487
    1996 net loss                                                   (28,968)                                        (28,968)
    Stock options exercised                1,241     6,500                                                            7,741
    Cash dividends ($.30 per share)                                 (51,821)                                        (51,821)
    Unrealized depreciation on
      available-for-sale securities,
      net of tax                                                                     (1,027)                         (1,027)
    Treasury stock acquired                                                                     (16,527)            (16,527)

 Balance at December 31, 1996           $177,719   $ 6,539         $ 37,349    $        942    $(53,664)         $  168,885

                                   See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

 (dollars in thousands)                                                                Years ended December 31,
                                                                     1996               1995              1994
                                                                                     (as restated)

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                              $ (28,968)         $  74,129         $  86,545
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Provision for finance credit losses                           215,171             32,641             7,376
      Credit for deferred income taxes                              (11,432)           (10,595)           (1,779)
      Depreciation and amortization                                   5,207              4,361             1,498
      Gain on sale of investment securities                            (769)               (19)              (24)
      Net increase in reinsurance receivable                         (3,496)           (37,476)
      Net increase in deferred acquisition costs and
        present value of future profits                             (39,567)            (2,176)             (220)
      Net increase in taxes receivable                              (53,764)
      Net (increase) decrease in other assets                        15,739            (14,044)          (13,008)
      Net decrease in reinsurance payable                           (87,637)           (14,116)
      Net increase in unearned premium and claim reserves            43,812             10,970                10
      Net increase (decrease) in taxes payable                       (9,261)             4,593             1,441
      Net increase (decrease) in other liabilities                   (1,920)             3,120            13,478
      Net increase (decrease) in nonrefundable dealer reserves      (47,032)            (4,516)            5,727
        Net cash provided by (used in) operating activities          (3,917)            46,872           101,044

 CASH FLOWS FROM INVESTING ACTIVITIES
      Principal collected on finance receivables                    860,190            825,779           690,508
      Principal originated or acquired on finance receivables      (912,163)          (992,450)         (887,902)
      Purchases of investment securities                                               (24,010)           (7,896)
      Purchases of short term and available for sale investment
        securities                                                  (83,816)
      Purchases of held to maturity investment securities            (8,480)
      Proceeds from sales and maturities of short term and
        available for sale investment securities                    104,774             55,694             3,938
      Proceeds from maturities of held to maturity investment
        securities                                                   13,393              3,413               331
      Net purchase of premises and equipment                         (2,254)            (4,683)           (1,456)
      Assets acquired                                                                 (393,318)          (26,014)
      Liabilities assumed                                                              310,519            16,866
        Net assets acquired                                               0            (82,799)           (9,148)
      Purchase price less than (in excess of) fair value of net
        assets acquired                                                                 10,299            (5,905)
        Net cash used in investing activities                       (28,356)          (208,757)         (217,530)

 CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings of senior debt, commercial paper and
        notes                                                        35,061             40,045           184,485
      Borrowings of senior debt, term notes                          90,000            200,000            30,000
      Repayments of senior debt, term notes                         (40,125)           (26,625)          (35,125)
      Repayments of subordinated notes                               (7,000)            (6,000)           (2,320)
      Stock options exercised                                         7,741             12,754             3,959
      Cash dividends paid                                           (38,887)           (42,849)          (33,581)
      Treasury stock acquired                                       (16,527)           (14,030)          (22,936)
        Net cash provided by financing activities                    30,263            163,295           124,482
        Net increase (decrease) in cash and cash equivalents         (2,010)             1,410             7,996
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      22,967             19,980            11,621
 CASH ACQUIRED                                                                           1,577               363

 CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  20,957          $  22,967         $  19,980

 Supplemental Disclosures
   Income taxes paid to federal and state governments             $  40,092          $  51,967         $  53,262
   Interest paid to creditors                                     $  62,079          $  57,797         $   39,502

                                   See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 1996, 1995 (as restated) and 1994
                 (dollars in thousands except per share amounts)

1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Mercury Finance Company ("Mercury" or the "Company") is a consumer finance company doing business in 31 states under its own name and through its subsidiaries MFC Finance Company, MERC Finance Company, Gulfco Investment Inc. and subsidiary and Midland Finance Co. (the "consumer finance subsidiaries"). The Company also offers certain insurance services through its subsidiary, Lyndon Property Insurance Company and subsidiaries ("Lyndon"). The Company's borrowers generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.

BASIS OF PRESENTATION
The accounting and reporting policies of Mercury conform to generally accepted accounting principles for the finance and insurance industries. The consolidated financial statements include the accounts of the Company, the consumer finance subsidiaries and Lyndon. All significant intercompany accounts and transactions have been eliminated. In addition, certain amounts from prior years have been reclassified to conform to the 1996 presentation.

REVENUE RECOGNITION - CONSUMER FINANCE SUBSIDIARIES
Finance charges on precomputed loans and sales finance contracts (collectively referred to as "precompute accounts") are credited to unearned finance charges at the time the loans and sales finance contracts are made or acquired.
Interest income is calculated using the interest (actuarial) method to produce constant rates of interest (yields). If a precompute account becomes greater than 60 days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, the accrual of income is suspended until one or more full contractual monthly payments are received. Interest on interest bearing loans and sales finance contracts is calculated on a 360-day year basis and recorded on the accrual basis; accrual is suspended when an account is 60 or more days contractually delinquent. Late charges and deferment charges on all contracts are taken into income as collected. Fees and other income are derived from the sale of other products and services.

INSURANCE OPERATIONS
In conjunction with their lending practices, the consumer finance subsidiaries, as agents for Lyndon and unaffiliated insurers, offer credit life, accident and health and property insurance to borrowers who obtain finance receivables directly from the consumer finance subsidiaries, and to borrowers under sales finance contracts and financing contracts acquired from merchants and automobile dealers. Commissions on credit life, accident and health and property insurance from unaffiliated insurers are earned by Mercury over the average terms of the related policies on the sum-of-the-months digits method. See Note 3 for a discussion of the disposition of Lyndon.

Lyndon is engaged in the business of reinsuring and direct writing of credit life, accident and health and various other property and casualty insurance policies issued to borrowers under direct consumer loan and sales finance contracts originated by Mercury and other companies. The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance payable in the event of death or disability of the debtor. Insurance premiums are earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holders.

Lyndon has established policy liabilities and claim reserves. The claim reserves are based upon accumulated estimates of claims reported, plus estimates of incurred but unreported claims.

FINANCE RECEIVABLES, ALLOWANCE FOR FINANCE CREDIT LOSSES AND NONREFUNDABLE DEALER RESERVES
Mercury originates direct consumer loans and acquires individual sales finance contracts from third party dealers. Finance receivables consist of contractually scheduled payments from sales finance contracts net of unearned finance charges, direct finance receivables and credit card receivables. The Company's borrowers typically have limited access to traditional sources of consumer credit due to past credit history or insufficient cash to make the required down payment on an automobile. As a result, receivables originated or acquired by the Company are generally considered to have a higher risk of default and loss than those of other consumer financings.

Statement of Financial Accounting Standards ("SFAS") 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires that loan origination and commitment fees and certain direct loan origination costs be deferred and amortized as an adjustment to the related loan's yield. Mercury has not adopted the provisions of this statement because adoption would not have a material effect on the Company's reported results of operations or financial condition.

Unearned finance charges represent the balance of finance income (interest) remaining from the capitalization of the total interest to be earned over the original term of the related precompute account.

Mercury acquires a majority of its sales finance contracts from dealers at a discount. The level of discount is based on, among other things, the credit risk of the borrower. The discount, which is the difference between the amount financed and the acquisition cost, represents nonrefundable dealer reserves which are available to absorb future credit losses over the life of the acquired loan. Historical loss experience on the Company's sales finance receivables has shown that the acquisition discount recorded as nonrefundable dealer reserves is not adequate to cover potential losses over the life of the loans. In 1996, Mercury adopted a reserving methodology commonly referred to as "static pooling". The method previously used by the Company analyzed reserve adequacy on a total portfolio basis. The static pooling reserving methodology allows Mercury to stratify components of its sales finance receivables portfolio (i.e., non refundable dealer reserves, principal loan balances, and related loan charge-offs) into separately identified and chronologically ordered monthly pools. A portion of the dealer reserve is made available to cover estimated credit losses for each identified monthly pool based on a pro rata calculation over the weighted average term of each specific pool.

The allowance for finance credit losses is maintained by direct charges to operations in amounts that are intended to provide adequate reserves on the Company's finance receivables portfolio to absorb possible credit losses incurred on loans that are considered to be impaired in excess of the available nonrefundable dealer reserves. Management evaluates the allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, the availability of the nonrefundable dealer reserves to absorb credit losses on impaired loans and general economic conditions and trends.

The Company applies SFAS 114 and 118, which address the accounting by creditors for impairment of a loan and related income recognition and disclosures. In accordance with SFAS 114, the Company's approach for estimating losses results in a measure of impairment based on discounting expected future cash flows (including the anticipated proceeds from repossessed collateral) at the loan's original yield. If the measure of the impaired receivable is less than the net recorded investment in the receivable, the Company recognizes an impairment by creating an additional allowance for finance credit losses in excess of the nonrefundable dealer reserves available to absorb losses, with a corresponding charge to provision for finance credit losses. Generally, the Company considers receivables more than 60 days contractually delinquent to be impaired.

Direct installment loans on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance accounts (net of unearned finance charges) which are contractually delinquent 150 days are charged off monthly before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize a temporary extension if collection appears imminent during the next calendar month.

INVESTMENTS
The Company classifies its investments as held-to-maturity securities and available-for-sale securities. Held-to-maturity securities are reported at cost, adjusted for amortization of premium or discount, and available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity, net of applicable income taxes.

Fair values for held-to-maturity and available-for-sale fixed maturity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services. Short-term investments are carried at cost, which approximates their fair value. Realized gains and losses from sales or liquidation of investments are determined using the specific identification basis.

PREMISES AND EQUIPMENT
Premises and equipment are carried at cost, less accumulated depreciation, and are depreciated on a straight-line basis over their estimated useful lives.

REINSURANCE ACTIVITIES
In the normal course of business, Lyndon assumes and cedes reinsurance on both a pro rata and excess basis. Reinsurance provides greater diversification of business and limits the maximum net loss potential arising from large claims. Although the ceding of reinsurance does not discharge an insurer from its primary legal liability to a policy holder, the reinsuring company assumes the related insurance risk. Lyndon monitors the financial condition of its reinsurers on a periodic basis.

DEFERRED ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS
Policy acquisition costs, representing commissions, premium taxes and certain other underwriting expenses, are deferred and amortized over policy terms. Estimates of future revenues, including investment income and tax benefits, are compared to estimates of future costs, including amortization of policy acquisition costs, to determine if business currently in force is expected to result in a net loss. No revenue deficiencies have been determined in the periods presented. The present value of future profits represents the portion of the purchase price of Lyndon allocated to the future profits attributable to the insurance in force at the date of acquisition. The present value of future profits is amortized in relationship to the expected emergence of such future profits.

INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return and individual state tax returns in most states.

Mercury recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company evaluates reserves for deferred tax assets to determine whether they are deemed to be likely of realization. In making its determination, management considers the possible recovery of taxes already paid but does not assume the generation of additional taxable income in the future. No reserves against deferred tax assets were considered necessary in 1996 and 1995.

IMPAIRMENT OF LONG-LIVED ASSETS
In March, 1995, the Financial Accounting Standards Board ("the FASB") issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's financial condition or results of operations.

At each balance sheet date, the Company evaluates the realizability of goodwill (and other intangibles) based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. The Company believes that no material impairment of goodwill exists at December 31, 1996.

STOCK-BASED COMPENSATION
In October, 1995, the FASB issued SFAS 123, "Accounting for Stock-based Compensation" which is effective for fiscal years beginning after December 31, 1995. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. The Company has elected, as permitted under SFAS 123, to continue to measure compensation cost for its plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, the FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure". SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. These statements are effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of these statements to have a significant impact on the financial position and results of operations of the Company.

In July 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income. Management does not expect the adoption of this statement to have a significant impact on the financial position and results of operations of the Company. This statement is effective for financial statements issued for periods beginning after December 15, 1997.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounts which are subject to such estimation techniques include the allowance for finance credit losses as more fully discussed in Note 5. Actual results could differ from these estimates.

2)  RESTATEMENT OF 1995 FINANCIAL STATEMENTS
In January, 1997, Mercury discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, Mercury has restated the previously reported financial statements for 1995 as follows:


Decrease in finance charges
  and loan fees                                     $ 15,350
Increase in provision for
  finance credit losses                                1,800
Decrease in other income                              19,562
Increase in other expenses                             2,130
Decrease in income before
  income taxes                                        38,842
Decrease in provision for
  income taxes                                        14,064
Decrease in net income
  for 1995 and decrease
  in retained earnings as
  of December 31, 1995                              $ 24,778

Decrease in net income per
  common share                                         $0.14


3)  ACQUISITIONS AND DISPOSITIONS
On September 30, 1994, Mercury acquired all the shares of Midland Finance Co. for $15.1 million in cash and the assumption of its net liabilities. Midland Finance Co. conducted its consumer finance business through a central office in Chicago, Illinois. This acquisition was accounted for under the purchase method of accounting. Accordingly, Midland's results of operations have been included in the consolidated statements of income and statements of cash flow since the date of acquisition. The excess of cost over fair value of net assets acquired (goodwill), relating to the acquisition, is being amortized over twenty years on the straight line method.

On October 20, 1995, Mercury acquired all the shares of ITT Lyndon Property Insurance Company and ITT Lyndon Life Insurance Company for $72.5 million in cash and a note payable of $8.6 million due in connection with the run-off of certain reinsurance business. ITT Lyndon Property Insurance Company and ITT Lyndon Life Insurance Company conducted their business through a central office in St. Louis, Missouri. Following the acquisition, the names of the companies were changed to Lyndon Property Insurance Company and Lyndon Life Insurance Company and Mercury contributed its investment in Twin Mercury Life Insurance Company and Gulfco Life Insurance Company to Lyndon. The acquisition was accounted for under the purchase method of accounting. Accordingly, their results of operations have been included in the consolidated statements of income and statements of cash flows since the date of acquisition.

As a result of the matters described in Note 2, subsequent to December 31, 1996, Lyndon's claims paying ability was downgraded by A.M. Best to a rating of B with negative implications. This action, together with regulatory concerns and the liquidity needs of Mercury, caused Mercury to decide to dispose of Lyndon. On March 28, 1997, Mercury executed a Stock Purchase Agreement between Mercury Finance Company and Frontier Insurance Group, Inc. ("Frontier") for the sale of Lyndon to Frontier for $92 million. The sale, which closed on June 3, 1997, resulted in a loss to Mercury of approximately $25 million net of earnings through the date of sale. This loss was reflected in Mercury's 1997 first quarter consolidated statement of income. Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company.
As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon will not be tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.

4)  INVESTMENTS
All investment securities are held by Lyndon, other than short-term investments. See Note 3 for discussion of disposition of Lyndon. The amortized cost, gross unrealized gains and losses and approximate fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 1996 and 1995 were as follows:

                                                                         Gross         Gross       Estimated
                                                       Amortized       Unrealized    Unrealized      Market
                                                         Cost            Gains         Losses        Value

December 31, 1996
AVAILABLE-FOR-SALE:
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies                                        $  9,490       $    13        $ (78)      $  9,425
  Obligations of states and
    political subdivisions                                68,397         1,378         (391)        69,384
  Corporate securities                                    63,629           882         (443)        64,068
  Mortgage backed
    securities                                            18,816           166          (78)        18,904
Total available-for-sale                                $160,332       $ 2,439        $(990)      $161,781

HELD-TO-MATURITY:
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies                                          $2,833          $ 17         $(31)        $2,819
  Obligations of states and
    political subdivisions                                 3,787            75           (1)         3,861
  Corporate securities                                       850            33            0            883
  Other securities                                           295           174           (7)           462
Total held-to-maturity                                    $7,765          $299         $(39)        $8,025

                                                                         Gross         Gross       Estimated
                                                       Amortized       Unrealized    Unrealized      Market
                                                         Cost            Gains         Losses        Value

December 31, 1995
AVAILABLE-FOR-SALE:
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies                                        $ 10,802        $   75        $  (3)      $ 10,874
  Obligations of states and
    political subdivisions                                50,864           853         (142)        51,575
  Corporate securities                                    91,672         2,246           (1)        93,917
  Mortgage backed
    securities                                            14,238            37          (18)        14,257
  Other securities                                        10,681             0            0         10,681
Total available-for-sale                                $178,257        $3,211        $(164)      $181,304

HELD-TO-MATURITY:
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies                                        $  1,950        $   27        $  (3)     $  1,974
  Obligations of states and
    political subdivisions                                 2,994            77           (1)        3,070
  Corporate securities                                     1,046            70            0         1,116
  Other securities                                         6,320             0            0         6,320
  Equity securities                                          315           121           (7)          429
Total held-to-maturity                                  $ 12,625        $  295        $ (11)     $ 12,909


At December 31, 1996 the amortized cost and estimated market value of available-for-sale and held-to-maturity securities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                         Amortized      Market
                                                           Cost         Value

December 31, 1996
AVAILABLE-FOR-SALE
Due in one year or less                                   $ 13,747    $ 13,291
Due after one year through five years                       54,042      54,377
Due after five years through ten years                      29,012      29,568
Due after ten years                                         44,715      45,641
Mortgage-backed securities                                  18,816      18,904
  Total available-for-sale                                 160,332     161,781
HELD-TO-MATURITY
Due in one year or less                                        681         685
Due after one year through five years                        3,022       3,036
Due after five years through ten years                       2,460       2,504
Due after ten years                                          1,602       1,800
  Total held-to-maturity                                     7,765       8,025
  Total debt investment securities                        $168,097    $169,806


5)  FINANCE RECEIVABLES
Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 36 months with maximum terms of 48 months. Mercury Card receivables are mainly unsecured balances. The Company's finance receivables are primarily with individuals located in the southeastern, central and western United States. As of December 31, 1996, approximately 19.9%, 18.9% and 9.6% of finance receivables were from branches located in Florida, Texas and Louisiana, respectively. Loans outstanding at December 31, 1996 and 1995 were as follows:

                                                            1996            1995

DIRECT FINANCE RECEIVABLES
  Interest bearing                                      $   25,117      $   39,862
  Precompute                                               127,516         112,263
Total direct finance receivables                           152,633         152,125
SALES FINANCE RECEIVABLES
  Total sales finance receivables                        1,159,848       1,256,631
Total gross finance receivables                          1,312,481       1,408,756
Less:  Unearned finance charges                           (228,405)       (234,792)
       Unearned commissions,
         insurance premiums and
         insurance claim reserves                           (7,253)         (8,720)
Total net finance receivables                            1,076,823       1,165,244
UNSECURED CREDIT CARD
  Total unsecured credit card                               83,600          32,532
Total finance receivables                               $1,160,423      $1,197,776


Included in finance receivables at December 31, 1996 and 1995 were $69,507 and $41,249, respectively, of receivables for which interest accrual had been suspended. Contractual maturities of the finance receivables by year are not readily available at December 31, 1996 and 1995, but experience has shown that such information is not an accurate forecast of the timing of future cash collections due to the amount of renewals, conversions, repossessions, or payoffs prior to actual maturity.

Repossessed assets, classified as other assets, primarily consists of vehicles held for resale and vehicles which have been sold for which payment has not been received. Repossessed assets are carried at estimated fair value. At December 31, 1996 and 1995, repossessed assets totaled approximately $6,700 and $10,621, respectively.

Principal cash collections (excluding finance charges earned) for the years ended December 31, 1996 and 1995, were as follows:

                                                             1996       1995

DIRECT FINANCE RECEIVABLES
Principal cash collections                                  $125,494  $105,901
Percent of average net balances                                97%       98%

SALES FINANCE RECEIVABLES
Principal cash collections                                  $646,481  $728,641
Percent of average net balances                                65%       72%


At the direction of new management in 1997, a thorough review of the finance receivable portfolio was performed which resulted in substantial additional provisions for finance credit losses in 1996. Effective January, 1996, Mercury converted to a more sophisticated portfolio manager software system, which enables the Company to perform a more comprehensive loan analysis. As further discussed in Note 1, effective in 1996 the Company adopted static pooling. In management's view, static pooling provides a more sophisticated and comprehensive analysis of the adequacy of the reserves and is preferable to the method previously used. If management had not adopted static pooling, the 1996 provision for finance credit losses would have been decreased by approximately $89 million.

As a part of its adoption of the static pooling reserving methodology, the Company adjusted its newly identified nonrefundable dealer reserve pools to eliminate any negative pools, (i.e., those where related loan charge-offs exceeded available nonrefundable dealer reserve pool balances), and to reflect certain previous sales finance charge-offs as reductions in dealer reserves as opposed to reductions in the allowance for finance credit losses. The net effect of these adjustments was to increase nonrefundable dealer reserves by $74 million and decrease the allowance for finance credit losses by a corresponding amount. A summary of the activity in the allowance for finance credit losses for the years ended December 31, was as follows:

                                              1996                     1995                      1994

Balance at beginning of year                $ 46,366                  $22,488                  $18,344
Allowance acquired                               -                       -                       1,052
Provision for finance credit losses          215,171                   32,641                    7,376
Finance receivables charged off,
  net of recoveries                          (89,326)                  (8,763)                  (4,284)
Transfer to non-refundable dealer
  reserves                                   (74,449)                     -                        -
Balance at end of year                      $ 97,762                  $46,366                  $22,488


A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows:

                                              1996           1995          1994

Balance at beginning of year                $ 61,961       $ 66,477     $ 57,241
Discounts acquired on new volume              67,442         98,559       84,252
Transfer from the allowance for
  finance credit losses                       74,449            -           -
Losses absorbed, net of recoveries          (114,474)       (96,117)     (70,419)
Other                                            -           (6,958)      (4,597)
Balance at end of year                      $ 89,378       $ 61,961     $ 66,477


6)  SENIOR AND SUBORDINATED DEBT AND LINES OF CREDIT
As a result of the 1996 net loss, accounting irregularities, and related matters, Mercury violated its debt and financial covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company is no longer permitted by the terms of certain debt instruments to pay dividends. Senior and subordinated debt at December 31, 1996 and 1995, consisted of the following (assuming that the Company remained in compliance with its debt covenants):

                                                          1996                   1995

SENIOR DEBT, COMMERCIAL PAPER AND NOTES                 $525,051               $489,990

SENIOR DEBT, TERM NOTES
Due 1996 - interest rate 9.00%                          $      0               $ 25,000
Due 1996 - interest rate 6.41%                                 0                 15,000
Due 1996 - interest rate 7.13%                                 0                    125
Due 1997 - interest rate 7.67%                            15,000                 15,000
Due 1997 - interest rate 8.15%                            17,500                 17,500
Due 1997 - interest rate 6.29%                            24,000                 24,000
Due 1997 - interest rate 7.13%                               125                    125
Due 1997 - interest rate 6.41%                            40,000                 40,000
Due 1998 - interest rate 6.70%                            35,000                 35,000
Due 1998 - interest rate 6.16%                            76,000                 76,000
Due 1998 - interest rate 8.62%                            20,000                 20,000
Due 1998 - interest rate 8.50%                            10,000                 10,000
Due 1998 - interest rate 7.13%                             1,000                  1,000
Due 1998 - interest rate 7.16%                            25,000                 25,000
Due 1999 - interest rate 6.56%                            20,000                      0
Due 1999 - interest rate 6.76%                            31,000                      0
Due 1999 - interest rate 7.33%                            30,000                 30,000
Due 2000 - interest rate 6.66%                            10,000                      0
Due 2000 - interest rate 6.94%                            15,000                      0
Due 2000 - interest rate 7.42%                            58,000                 58,000
Due 2001 - interest rate 7.02%                            10,000                      0
Due 2001 - interest rate 7.50%                            30,000                 30,000
Due 2002 - interest rate 7.14%                             4,000                      0
Due 2002 - interest rate 7.59%                            17,000                 17,000
TOTAL SENIOR DEBT, TERM NOTES                           $488,625               $438,750

SUBORDINATED DEBT
Due 1996 - interest rate 9.76%                          $      0               $  4,000
Due 1996 - interest rate 10.86%                                0                  3,000
Due 1997 - interest rate 9.76%                            12,000                 12,000
Due 1997 - interest rate 10.86%                            3,000                  3,000
Due 1998 - interest rate 10.86%                            7,500                  7,500
TOTAL SUBORDINATED DEBT                                 $ 22,500               $ 29,500


The following table sets forth information with respect to future maturities of senior and subordinated debt at December 31, 1996 (assuming that the Company remained in compliance with its debt covenants):

                   Senior Debt
                   Commercial      Senior Debt    Subordinated
                  Paper & Notes     Term Notes        Debt          Total

1997               $ 525,051        $ 96,625     $ 15,000      $  636,676
1998                    -            167,000        7,500         174,500
1999                    -             81,000          -            81,000
2000                    -             83,000          -            83,000
2001                    -             40,000          -            40,000
2002                    -             21,000          -            21,000
TOTAL              $ 525,051        $488,625     $ 22,500      $1,036,176


As noted above, the Company is in default of its credit agreements. The Company continues to negotiate with all of its lenders in an attempt to reach a consensual agreement. See Note 16 for additional information.

The Company had a forbearance agreement with its creditors which, including extensions, expired October 1, 1997. Under the terms of the forbearance agreement, the Company made interest payments on senior debt through September 30, 1997 at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreement required the periodic payment of excess cash to be applied as reduction of outstanding principal. Approximately $101 million of principal has been paid to creditors under the forbearance agreement. The Company is currently negotiating the terms of an additional extension of this forbearance agreement.

7)  DIVIDEND RESTRICTIONS
Management does not expect that dividends will be paid in the foreseeable future.

8)  COMMON STOCK
Earnings per share is computed by dividing net income by the total of weighted average common shares and common stock equivalents outstanding during the periods, adjusted for all stock splits. The calculated averages were as follows:

                                              1996              1995              1994

Weighted Average:
Common Shares                              177,129,351       175,631,175     173,864,469
Treasury Shares                             (4,361,499)       (3,182,283)       (522,158)
Common Equivalents                               -             1,660,524       1,808,034
Total                                      172,767,852       174,109,416     175,150,345


As the Company incurred a net loss for the year ended December 31, 1996, common share equivalents totaling 923,236 would be anti-dilutive to earnings per share and have not been included in the weighted average shares calculation.

The Company has determined that the implementation of SFAS 128 "Earnings Per Share", would have had no effect on the calculated earnings per share for the period ended December 31, 1996. This standard prescribes that when computing the dilution of options, the Company is to use its average stock price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by APB Opinion 15. As the options are excluded from the calculation due to the anti-dilutive characteristics indicated above, there is no effect on the earnings per share calculation.

9)  STOCK OPTIONS
Under the terms of Mercury's 1989 Stock Option and Incentive Compensation Plan ("the Plan"), 24,837,036 common shares were reserved for the future granting of options to officers, non-employee directors and other key employees. Options become exercisable in whole or in part up to two years after the date of grant at the closing price of Mercury's common stock on the date of grant. Options are forfeited upon termination of employment. Shares available for future grants totaled 134,055 and 891,055 at December 31, 1996 and 1995, respectively.

Activity with respect to stock options is as follows (as adjusted for all stock splits):

                                                                 1996       1995         1994

Outstanding January 1                                         8,714,492  10,183,320   6,252,314
Options granted (average price of
  $11.10 in 1996, $11.38 in 1995
  and $11.17 in 1994)                                         1,300,250   1,582,375   4,622,625
Forfeited                                                      (543,250)   (428,750)    (45,000)
Options exercised (average price of
  $4.48 in 1996, $3.12 in 1995
  and $3.74 in 1994)                                         (1,503,573) (2,622,453)   (646,619)
Outstanding December 31                                       7,967,919   8,714,492  10,183,320


The average option price under the plan was $10.53, $9.45 and $7.53 at December 31, 1996, 1995 and 1994, respectively.

Under the provisions of SFAS 123, the Company has elected to continue to account for the Plan under the provisions of APB Opinion No. 25 and make the necessary pro forma net income and earnings per share disclosures required by SFAS 123. Subsequent to December 31, 1996, upon the announcement of the discovery of the accounting irregularities and financial statement restatement described in Notes 2 and 16, the market value of the Company's common stock declined dramatically. Management thus believes that the market value of the Company's common stock during 1996 and 1995 was overstated. Because a key component of the fair value calculation (and the related pro forma net income and earnings per share disclosures) is the market value of the Company's stock, the fair value and other disclosures required under SFAS 123 for 1996 and 1995 are not considered meaningful.

On June 13, 1997, a number of the above options were canceled. Most employees were re-granted their existing options at a new price of $3 per share. New options were also granted to certain employees on this date. Management is currently performing the calculation for the potential impact on the Company's financial statements.

10)  CONTINGENCIES AND LEGAL MATTERS
The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate previously reported financial information for prior years and interim earnings for 1996 as a result of the discovery of accounting irregularities. To date, forty-four actions against the Company are pending in United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in the Delaware Chancery Court. One case is pending in Hamilton County, Ohio, Municipal Court. The complaints seek compensatory damages, attorneys' fees and costs.

Forty of the lawsuits pending in the Northern District of Illinois are class actions which allege claims under Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. Certain plaintiffs have filed motions for appointment of one or more lead plaintiffs, each of which is pending. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Two cases pending in the Northern District of Illinois allege non-class securities fraud and common law claims. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of negligence, fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The case pending in Municipal Court in Hamilton, Ohio, alleges violations of Ohio State securities law and common law. The Company is unable to predict the potential financial impact of the litigation.

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation, which executed a search warrant on the Company's premises on February 3, 1997. The Company is cooperating fully in these investigations.

On January 10, 1997, the Company entered into an agreement (the "Agreement") with BankBoston Corporation ("BankBoston") pursuant to which the Company was to acquire all of the outstanding stock of Fidelity Acceptance Corporation, a subsidiary of BankBoston, in return for the issuance of approximately 32.7 million shares of the Company's common stock. On January 30, 1997, BankBoston notified the Company that it was terminating the Agreement as a result of breaches of the Agreement resulting from the accounting irregularities described above. On July 10, 1997, BankBoston notified Mercury that BankBoston intended to seek appropriate compensation for its damages resulting from such breaches. The Company is unable to predict the potential financial impact of the litigation.

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including fifteen cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and
(or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

No provision has been made in the consolidated financial statements for the costs or expenses that have been or will be incurred subsequent to December 31, 1996 with respect to any of the above matters.

11)  PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Substantially all employees of Mercury are covered by non-contributory defined benefit pension plans. Total pension expense aggregated $770, $317, and $654 in 1996, 1995 and 1994 respectively.

The following table sets forth the funded status of Mercury's qualified plans amounts recognized in the 1996, 1995 and 1994 consolidated financial statements:

                                                  1996         1995       1994

Actuarial present value of
  benefit obligation:
Accumulated benefit obligations,
  including vested benefits of
  $6,231, $5,631 and $4,407                     $  7,024     $ 6,430    $ 4,973
Projected benefit obligation
  for service rendered to date                  $(10,686)    $(9,763)   $(7,596)
Plan assets at fair value                         13,638      11,542      9,303
Plan assets in excess of
  projected benefit obligation                     2,952       1,779      1,707
Unrecognized net asset
  as of December 31, being
  recognized over 15-22 years                       (391)       (442)      (830)
Unrecognized net gain                             (3,272)     (1,397)      (437)
Unrecognized prior service cost                      100         106         67
Prepaid (accrued) pension expense               $   (611)    $    46    $   507
Components of net pension expense:
Service cost-benefits earned
  during the period                             $  1,060     $   884    $   964
Interest cost on projected
  benefit obligation                                 727         601        567
Actual return on plan assets                      (2,085)     (1,743)       321
Net amortization and deferral                      1,068         575     (1,198)
Net periodic pension expense                    $    770     $   317    $   654


The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% at December 31, 1996 and 1995, and 8.25% at December 31, 1994. The rates of increase in future compensation were 5.5% - 7.0% at December 31, 1996, 1995 and 1994. The expected long-term rate of return on plan assets in 1996, 1995 and 1994 was 9%.

Mercury also maintains a nonqualified, unfunded pension benefit plan for certain employees whose calculated benefit payments under the qualified plan are expected to exceed the limits imposed by Federal tax law. The projected benefit obligations of the plan, and the expenses related to this plan, are not material.

Mercury has an employee stock purchase plan and a tax deferred Retirement Savings Trust ("401(k) Plan"). Employees are eligible to participate in these plans after having attained specified terms of service. Both plans cover substantially all full time employees of Mercury and provide for employee contributions and partial matching contributions by Mercury. The expenses related to these plans are not material.

Subsequent to December 31, 1996, as discussed in Note 9, the market value of the Company's common stock declined dramatically. At December 31, 1996, the employee stock purchase plan, 401(k) Plan and Mercury Finance Company Retirement Plan ("Retirement Plan") held significant shares of Mercury stock. All Mercury stock held by the 401(k) Plan and Retirement Plan was sold during 1997.

12)  INCOME TAXES
The components of the 1996, 1995 and 1994 provisions (benefits) were as follows:

                                                     1996         1995               1994

CURRENT INCOME TAX EXPENSE (BENEFIT)
  Federal                                         $ (8,274)     $47,858            $48,365
  State                                               (709)       8,716              7,859
Total                                               (8,983)      56,574             56,224
  Deferred income tax benefit                      (11,432)     (10,595)            (1,779)
Total income tax provision (benefit)              $(20,415)     $45,979            $54,445


The differences between the U.S. federal statutory income tax rate and the Company's effective rate are:

                                                     1996               1995            1994

Statutory federal income tax                        (35.0)%            35.0%           35.0%
State income taxes, net of
  federal tax benefit                                (3.0)              3.3             3.6
Other, net                                           (3.3)               -               -
  Total                                             (41.3)%            38.3%           38.6%


The total income tax benefit reflected in shareholders' equity for stock options exercised was $4,400, $7,363 and $1,535 in 1996, 1995 and 1994 respectively.
Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, were as follows:

                                               1996                  1995

DEFERRED TAX ASSETS:
Allowance for finance credit losses
  and prepaid pension expense                  $37,382              $17,885
Unearned premiums and ceding fees               13,632                  -
Purchase accounting adjustments                    -                  4,830
Other                                            2,919                  -
  Deferred tax assets                           53,933               22,715
DEFERRED TAX LIABILITIES:
Unrealized appreciation on
  available-for-sale securities                    507                1,362
Policy acquisition costs                        18,011                  -
Other                                            2,059                  -
Deferred tax liabilities                        20,577                1,362
  Net deferred tax assets                      $33,356              $21,353


No valuation allowance for deferred tax assets has been recorded at December 31, 1996 and 1995, as Mercury believes it is more likely than not that the deferred tax assets will be realized in the future under the existing tax laws at December 31, 1996. This conclusion is based on the extremely short period in which the existing deductible temporary differences, primarily related to finance credit losses, will reverse and the existence of sufficient taxable income within the carryback period of three years available under the existing tax law at December 31, 1996. However, under new tax laws enacted in August 1997, the carryback period has been shortened thereby limiting the source of taxable income available to realize the Company's tax benefits for deductible temporary differences.

The Taxpayer Relief Act of 1997 ("the Act") was signed into law in August 1997. A provision of the Act is to reduce the Net Operating Loss carryback period from three years to two years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company has reported significant taxable income. For financial reporting purposes, the change in the tax law raises a question as to the realizability of the deferred tax asset that is recorded in the financial statements because as of January 1, 1998, the reversal of the temporary differences that give rise to the deferred taxes, primarily the allowance for credit losses, can no longer be carried back to periods of taxable income. Accordingly, it is likely that the Company will record a full valuation allowance on all deferred tax assets for temporary differences originated beginning in the third quarter of 1997 and it is expected that any deferred tax assets on the books at December 31, 1997 will require substantial, if not complete, valuation allowances. In accordance with SFAS 109, "Accounting for Income Taxes," the effect of tax law changes are accounted for in the period in which the law was enacted.

13)  LEASES
Mercury and its subsidiaries lease office space generally under cancelable operating leases expiring in various years through 2003. Most of these leases are renewable for periods ranging from three to five years. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

                               Year                               Amount

                               1997                              $ 4,085
                               1998                                3,231
                               1999                                2,123
                               2000                                1,107
                               2001 and after                        668
                               Total                             $11,214


It is expected that in the normal course of business, office leases that expire will be renewed or replaced by leases on other properties. Total rent expense approximated $4,392, $4,176 and $3,169 in 1996, 1995 and 1994, respectively.

14)  DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for Mercury's financial instruments; they are subjective in nature and involve uncertainties, and matters of significant judgment and, therefore, cannot be determined with precision. Fair value estimates assume the continuation of Mercury as a going concern.

CASH AND CASH EQUIVALENTS
Due to the short term nature of these items, management believes that the carrying amount is a reasonable estimate of fair value.

INVESTMENTS
For bonds, the estimated fair value is based on quoted market price. For other investments, which consist primarily of short-term money market instruments, the carrying amount is a reasonable estimate of fair value.

FINANCE RECEIVABLES
The Company's financing program allows for the establishment of interest rates on contracts which typically is the maximum rate allowable by the state in which the branch is doing business. The Company's financing revenues are not materially impacted by changes in interest rates given that the stated rates on existing contracts are the highest allowed by law. As such, the finance receivable balances recorded on a historical basis in the financial statements approximate fair value. For 1995, the fair value of the finance receivables was computed using estimated market rates of return desired by bulk purchasers.

SENIOR DEBT, COMMERCIAL PAPER
The debt consists principally of short term commercial paper for which the carrying amount is a reasonable estimate of fair value.

SENIOR AND SUBORDINATED DEBT, TERM NOTES
Rates currently available to Mercury for debt with similar terms and remaining maturities are used to discount the future cash flows related to existing debt and arrive at an estimate of fair value.

The estimated fair values of Mercury's financial instruments at December 31, have not been adjusted for the events disclosed in Notes 10 and 16 which have a substantial negative impact on these estimates, were as follows:

                                                        1996                    1995
                                               Carrying      Fair      Carrying     Fair
                                                Amount       Value      Amount      Value

FINANCIAL ASSETS:
Cash                                         $   20,957   $   20,957   $   22,967  $   22,967
Investments                                     212,957      213,217      242,043     242,327
Finance Receivables                             973,283      973,283    1,089,449   1,143,095
  Total                                      $1,207,197   $1,207,457   $1,354,459  $1,408,389
FINANCIAL LIABILITIES:
Senior Debt, Commercial Paper and
  Notes                                      $  525,051   $  525,051     $489,990    $489,990
Senior Debt, Term Notes                         488,625      476,469      438,750     443,437
Subordinated Debt                                22,500       22,711       29,500      30,715
  Total                                      $1,036,176   $1,024,231     $958,240    $964,142


15)  BUSINESS SEGMENT DATA
The Finance Segment consists of the noninsurance segment of Mercury. The Insurance Segment consists of Lyndon. Included in revenues are interest income before provision for finance credit losses and total other income. Operating profit represents income before income taxes and includes interest expense, as financing costs are integral to the Company's operations. Income by segment assumes each business services its own debt (including acquisition debt). The segments generally provide for income taxes as if separate returns were filed subject to certain consolidated return limitations and benefits. The following table presents the business segment data of Mercury (dollars in millions):

                                        1996                    1995                    1994

REVENUES
Finance                                $203.2                  $218.3                  $203.5
Insurance                               105.9                    37.8                     9.6
  Total                                $309.1                  $256.1                  $213.1

OPERATING PROFITS (LOSSES)
Finance                               $(89.4)                  $107.7                  $137.9
Insurance                                40.0                    12.4                     3.1
  Total                               $ (49.4)                 $120.1                  $141.0

NET INCOME (LOSS)
Finance                                $(56.0)                  $66.3                   $84.4
Insurance                                27.0                     7.8                     2.1
  Total                                $(29.0)                  $74.1                   $86.5

IDENTIFIABLE ASSETS
Finance                              $1,123.4                $1,168.1                $1,025.1
Insurance                               420.0                   430.0                    11.3
  Total                              $1,543.4                $1,598.1                $1,036.4


16)  GOING CONCERN
The Company incurred losses in the twelve months ended December 31, 1996. Substantially all of its outstanding debt is subject to acceleration or has matured by its terms as a result of the Company's defaults of its various lending agreements. In addition, the Company is under investigation by the U.S. Attorney for the Northern District of Illinois and has been named as a defendant in various lawsuits generally arising from the restatement of previously reported financial information for 1995 and interim periods in 1996 as described in Note 10. The Company is also incurring significant costs in relation to the investigations discussed in Notes 2 and 10 and the resolution of its debt restructuring. In addition, the Company is continuing to experience losses in 1997.

As a result of the above matters, the Board has hired the services of a crisis manager to assist in the turnaround of the business operations. In addition, an investment banker was retained to assist in the refinancing of existing debt and/or explore strategy alternatives. There can be no assurances that the Company will be successful in its attempt to consummate a refinancing or restructuring. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company is a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


QUARTERLY FINANCIAL DATA (UNAUDITED)


BALANCE SHEET AVERAGE FOR THE QUARTER 1996

                          4th Qrtr         3rd Qrtr         2nd Qrtr         1st Qrtr
                                         (Restated)       (Restated)       (Restated)

Cash                       17,089            9,056            4,970           14,009
Investments               214,651          214,059          216,985          232,120
Finance Receivables     1,162,478        1,179,475        1,200,767        1,202,447
Allowance for Credit
 Losses                  (105,125)         (93,073)         (61,419)         (47,772)
Nonrefundable Dealer
 Reserves                 (96,445)         (78,581)         (55,906)         (60,061)
Other Assets              335,112          292,036          228,879          224,163
Total Assets            1,527,760        1,522,972        1,534,276        1,564,906
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Senior Debt, Short
 Term                     484,179          429,113          439,523          477,059
Senior Debt, Long
 Term                     503,688          526,250          503,750          456,250
Subordinated Debt          24,250           26,000           27,750           29,500
Other Liabilities         339,252          322,865          305,944          341,840
Total Shareholders'
 Equity                   176,392          218,744          257,309          260,257
Liabilities and
 Shareholders'
 Equity                 1,527,760        1,522,972        1,534,276        1,564,906
INCOME STATEMENT
Interest Income            69,032           66,641           68,167           68,049
Interest Expense           16,615           16,154           15,983           16,037
Net Interest Income        52,417           50,487           52,184           52,012
Provision for Credit
 Losses                    31,842          124,220           40,498           18,611
Net Interest Income
 after Credit Losses       20,575          (73,733)          11,686           33,401
Other Income               29,383           27,022           25,569           20,011
Other Expenses             42,029           38,029           35,412           27,827
Income Before Income
 Taxes                      7,929          (84,740)           1,843           25,585
Applicable Income
 Taxes                      2,448          (32,115)             175            9,077
Net Income/(loss)           5,481          (52,625)           1,668           16,508
Average Common &
 Equivalent
 Shares Outstanding       172,768          173,566          173,937          174,058
Per Common Share
 (adjusted for
 stock splits)               0.03            (0.30)            0.01             0.09
Net Income/(loss)           5,481          (52,625)           1,668           16,508
Cash Dividend               0.075            0.075            0.075            0.075
Market Price:
  High                     13 1/8           12 1/8           14 1/2           15 1/8
  Low                      11               10 3/4           11 3/8           11
  Close at End of
  Period                   12 1/4           12 1/8           12 3/4            14 1/8
Ratios
Net Interest Margin         15.14%           14.41%           14.80%           14.58%
Net Income/(loss) to
  Average Total Assets       1.43%         (13.75%)            0.44%            4.24%
Net Income/(loss) to
 Average
 Shareholders'
 Equity                     12.36%         (95.71%)            2.61%           25.51%



BALANCE SHEET AVERAGE FOR THE QUARTER 1995 (Restated)


                    4th Qrtr    3rd Qrtr    2nd Qrtr    1st Qrtr

Cash                 $22,266     $13,913     $15,252     $17,786
Investments          260,312     11,885      14,048      13,240
Finance Receivables  1,174,398   1,162,846   1,126,064   1,064,352
Allowance for Credit
 Losses              (28,459)    (25,123)    (24,313)    (22,955)
Nonrefundable Dealer
 Reserves            (64,270)    (73,160)    (70,573)    (67,931)
Other Assets         184,875     50,931      45,667      48,839
Total Assets         $1,549,122  $1,141,292  $1,106,145  $1,053,331
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Senior Debt, Short
 Term                $432,291    $363,360    $493,654    $453,593
Senior Debt, Long
 Term                432,104     419,708     267,641     265,375
Subordinated Debt    32,167      33,833      35,500      35,500
Other Liabilities    378,836     59,976      65,377      71,527
Total Shareholders'
 Equity              273,724     264,415     243,973     227,336
Liabilities and
 Shareholders'
 Equity              $1,549,122  $1,141,292  $1,106,145  $1,053,331
INCOME STATEMENT
Interest Income      $68,803     $65,000     $61,993     $59,270
Interest Expense     15,797      14,499      13,897      13,110
Net Interest Income  53,006      50,501      48,096      46,160
Provision for Credit
 Losses              23,879      3,312       3,026       2,424
Net Interest Income
 after Credit Losses 29,127      47,189      45,070      43,736
Other Income         31,765      8,135       8,068       10,382
Other Expenses       39,716      20,376      24,241      19,030
Income Before Income
 Taxes               21,176      34,948      28,897      35,088
Applicable Income
 Taxes               8,861       13,093      10,578      13,448
Net Income           12,315      21,855      18,319      21,640
Average Common &
 Equivalent
 Shares Outstanding  174,518     175,137     173,764     173,018
Per Common Share
 (adjusted for
 stock splits)
Net Income           $.07        $.12        $.11        $.13
Cash Dividend        .08         .06         .06         .05
Market Price:
  High               16 3/8      16 5/8      12 7/8      11 1/4
  Low                11 3/8      12 1/8      9 3/4       8 1/4
  Close at End of
  Period             13 1/4      16 1/4      12 7/8      10 5/8
Ratios
Net Interest Margin  14.81%      17.24%      16.86%      17.07%
Net Income to
 Average Assets         3.18%     7.66%       6.62%       8.22%
Net Income to
 Average
 Shareholders'
 Equity              18.00%      33.06%      30.03%      38.08%


ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 18, 1997, the Company advised KPMG Peat Marwick LLP ("KPMG") that the Company was discontinuing KPMG's services as the Company's independent accountants and was engaging Arthur Andersen LLP ("Arthur Andersen") as the Company's independent accountants. The decision to discontinue KPMG and to engage Arthur Andersen was approved by the Audit Committee of the Board of Directors as well as by the Board of Directors as a whole.

On January 29, 1997, the Company announced the discovery of accounting irregularities with respect to previously reported results for fiscal years 1993 through 1996. Results for 1996 had recently been announced by the Company, but KPMG had not completed its audit of the 1996 financial statements. In connection with KPMG's incomplete audit, KPMG advised the Company that information had come to its attention that the Company's previously announced unaudited results for 1996 were materially misstated. In addition, KPMG advised the Company that information had come to its attention that materially impacted the fairness and reliability of the Company's previously issued 1995 financial statements and the related audit report. KPMG further informed the Company that information had come to its attention that, subject to further investigation, may have caused KPMG to have been unwilling to rely on representations of management employed at the time of discovery of the accounting irregularities. As a result of its dismissal, KPMG did not complete such further investigation.

KPMG's reports on the financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

To the knowledge of the present executive management and the Board of Directors of the Company, in connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1994 and 1995, and in the subsequent interim period, there were no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its reports.

Arthur Andersen has been and continues to be engaged by legal counsel to the Special Committee of the Board of Directors in connection with the investigation of the previously announced accounting irregularities at the Company.

Subsequent to the discontinuation of KPMG's services described above, KPMG reissued their opinion on the Company's restated 1995 financial statements. KPMG's report on these restated financial statements appears in Item 8 of this Report.

                                    PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors at December 31, 1996

                                                                     Principal Occupation for Last Five
 Name of                              Position With                  Years and
 Director                    Age      the Company                    Directorships

 John N. Brincat*            60       Director since 1989            Formerly President and Chief Executive
                                                                     Officer of the Company since 1989.
                                                                     Also a Director of Bank One, Chicago,
                                                                     N.A.

 Dennis H. Chookaszian       53       Director since 1993            Chairman and Chief Executive Officer of
                                                                     CNA Insurance Companies since 1992.
                                                                     President and Chief Operating Officer
                                                                     of CNA from 1990 to 1992.  Vice
                                                                     President and Chief Financial Officer
                                                                     of CNA prior to 1990.  Also a director
                                                                     of Loews Corporation.

 William C. Croft            78       Director since 1989.           Chairman of the Board, Clements
                                                                     National Company (manufacturer of
                                                                     electrical products).  Also a director
                                                                     of Methode Electronics, Inc.
 Clifford R. Johnson         73       Director since 1989            Consultant since 1986, after retirement
                                                                     as Executive Vice President, Jewel
                                                                     Companies, Inc. and American Stores
                                                                     Properties, Inc. (retail food and drug
                                                                     stores).

 Andrew McNally IV           57       Director since 1989            Chairman, Chief Executive Officer and
                                                                     Director, Rand McNally & Co. (printer
                                                                     and publisher).  Also a director of
                                                                     Hubbell, Inc., Zenith Electronics
                                                                     Corporation, Morgan Stanley Funds and
                                                                     Borg Warner Security.
 Bruce I. McPhee             52       Director since 1993            Vice Chairman of Kimball Homes, Inc.
                                                                     since 1993.  President and Chief
                                                                     Executive Officer of Illinois Banc One
                                                                     Corporation from 1992 to 1993.
                                                                     President and Chief Executive Officer
                                                                     of First Illinois Corporation from 1989
                                                                     to 1992.  Also a Director of Bank One,
                                                                     Chicago, N.A. and A.T. Gerrard & Co.

 Fred G. Steingraber         58       Director since 1993            Chief Executive Officer and Director,
                                                                     A.T. Kearney, Inc.  Also a Director of
                                                                     Maytag Corporation, the Southeastern
                                                                     Thrift and Bank Fund and Lawter
                                                                     International.

 Philip J. Wicklander        58       Director since 1989            President and Chief Executive Officer
                                                                     of Wicklander Printing Corporation.


* Mr. Brincat resigned as Director of the Company effective December 1, 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company at December 31, 1996 are as follows:

                                                                   Position with the Company;
                                                                      Principal Occupation
                   Name                     Age                        for Last Five Years

 John N. Brincat1/                           60     President and Chief Executive Officer of the Company
                                                    since 1989.

 Bradley S. Vallem2/                         43     Assistant Vice President and Treasurer since July, 1995.
                                                    Formerly, Vice President - Finance, Bank One, Chicago,
                                                    from 1992-1995.

 James A. Doyle3/                            49     Senior Vice President, Controller and Secretary of the
                                                    Company since 1991.
 Michael W. Stremlau4/                       34     Vice President - Insurance since February, 1996.
                                                    Assistant Vice President of Insurance from 1993.
                                                    Formerly Vice President of Insurance of American Bankers
                                                    Insurance Group.

 Edward G. Stautzenbach                      58     Vice President, Marketing since 1991.  Formerly Assistant
                                                    Vice President from 1988.
 Steven G. Gould                             39     Vice President - Operations of the Company since July
                                                    1994.  Formerly Assistant Vice President/Regional
                                                    Director of Company and First Illinois Finance Company
                                                    (the Company's predecessor) from 1986.

 George R. Carey                             56     Vice President - Operations of the Company since June
                                                    1995.  Formerly Assistant Vice President/Regional
                                                    Director of Company from September 1992.

 Sheila M. Tilson                            45     Vice President - Operations and Assistant Secretary
                                                    since April 1995.  Assistant Vice President Operations
                                                    from January 1987.

 John N. Brincat, Jr.                        36     Vice President - Operations of the Company since July
                                                    1994.  Formerly Assistant Vice President/Regional
                                                    Director of Company from 1991.

 Jeffrey R. Brincat5/                        35     Vice President, Administration 1994 to date.  Formerly
                                                    Assistant Vice President from 1993 to November 1994.
 Charles H. Lam                              45     Vice President - Operations of the Company since
                                                    February, 1996.  Formerly Assistant Vice President/
                                                    Regional Director of Company from October 1990.  Branch
                                                    Manager prior thereto.

 Richard P. Bosson6/                         54     Vice President - Operations of the Company since October
                                                    1991.

 John J. Pratt7/                             57     Vice President - Operations of the Company since
                                                    September 1992.
 Gerald M. Mizel                             63     Vice President - Operations since October 1994.  Formerly
                                                    Executive Vice President Midland Finance.

1/  Mr. Brincat ceased serving in these capacities in February, 1997.

2/  Mr. Vallem ceased serving in this capacity in July, 1997.

3/  Mr. Doyle ceased serving in this capacity in January, 1997.

4/  Mr. Stremlau ceased serving in this capacity in April, 1997.

5/  Mr. Jeffrey R. Brincat ceased serving in this capacity in July, 1997.

6/  Mr. Bosson ceased serving in this capacity in May, 1997.

7/  Mr. Pratt retired in March, 1996.


John N. Brincat, Jr., Vice President - Operations of the Company, and Jeffrey R. Brincat, Vice President - Administration of the Company, are sons of John N. Brincat, a former Director of the Company and formerly the President and Chief Executive Officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As a result of administrative problems discovered in connection with the accounting irregularities discussed in Item 1 "Business - Recent Developments", Forms 3, 4 and 5 were not timely filed for certain of the directors and executive officers of the Company.

Based solely upon a review of Forms 3, 4 and 5, amendments thereto and related information furnished to the Registrant, at December 31, 1996, the following executive officers were delinquent in their Section 16(a) reporting obligations:

Mr. Edward G. Stautzenbach failed to file 3 Form 4's regarding 5 transactions; Mr. John N. Brincat, Jr. had failed to file a Form 3 and a Form 5 regarding 3 transactions;
Mr. Gerald M. Mizel had failed to file a Form 3 and 3 Form 5's regarding 3 transactions;
Mr. Steven G. Gould had failed to file a Form 3 and 2 Form 5's regarding 3 transactions;
Mr. George R. Carey had failed to file a Form 3 and 1 Form 5 regarding 2 transactions; and
Mr. Charles H. Lam had failed to file a Form 3 and 1 Form 5 regarding 1 transaction.

Based solely upon a review of Forms 3, 4 and 5, amendments thereto and related information furnished to the Registrant, at December 31, 1996, the following directors were delinquent in their Section 16(a) reporting obligations:

Mr. Philip J. Wicklander failed to file a Form 5 regarding 1 transaction;
Mr. Fred G. Steingraber failed to file a Form 3, a Form 4 regarding 1 transaction, and a Form 5 regarding 1 transaction;
Mr. Dennis H. Chookaszian failed to file a Form 3 and a Form 5 regarding 1 transaction;
Mr. Bruce I. McPhee failed to file a Form 3 and a Form 5 for 1 transaction;
Mr. William C. Croft failed to file a Form 5 for 1 transaction;
Mr. Clifford R. Johnson failed to file 3 Form 4's regarding 3 transactions and 4 Form 5's regarding 6 transactions; and Mr. Andrew McNally IV failed to file 3 Form 5's regarding 4 transactions.

The Company believes that all such filings have now been completed. The Company is establishing a system to expedite the filing of such forms on a timely basis.


ITEM 11

EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table sets forth information regarding compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries by the Company's Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for the 1996, 1995 and 1994 fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                  Annual Compensation             Compensation

                                                                   Securities
 Name and Principal                                                Underlying         All Other
 Position                 Year    Base Salary        Bonus         Options (#)     Compensation(1)



 John N. Brincat          1996    $    430,000  $    244,760(2)         0         $           9,000
 President and Chief      1995         360,000     1,718,121(2)         0                     9,240
 Executive Officer        1994         300,000     1,513,670            0                     9,240

 Gerald Mizel             1996         166,000        30,000         10,000                   9,000
 Vice President-          1995         156,000        30,000          7,500                   9,034
 Operations               1994           1,500             0         37,500                       0

 Charles H. Lam           1996         132,000        40,000         15,000                   6,923
 Vice President-          1995          71,000        24,000          5,250                   3,843
 Operations               1994          67,500        18,000          5,250                   3,684

 Jeffrey R. Brincat       1996         134,676        50,000         20,000                   6,868
 Vice President-          1995          96,000        65,000         15,000                   5,368
 Administration           1994          76,000        55,000          5,250                   3,838

 Steven G. Gould          1996         134,000        30,000         20,000                   7,396
 Vice President-          1995          96,000        50,000         15,000                   5,392
 Operations               1994          91,000        55,000         25,500                   4,555



(1)  Represents the Company matching contribution to the 401K Plan.

(2)  A total of $1,000,000 of Mr. Brincat's 1995 and 1996 bonus was repaid by Mr. Brincat to the Company in the first quarter of
1998.  See "Employment Agreements."



                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

                                                                                              Potential Realizable Value
                                                                                               at Assumed Annual Rates
                                                                                                of Stock Appreciation
                                                   % of Total                                    for Option Term (2)
                                                Options Granted     Exercise
                                      Options   to Employees in     Price per    Expiration                        10%
                                      Granted     Fiscal Year      Share(1)(3)      Date             5%


 John N. Brincat . . . . . . . . .          0          0.00%       $    -                     $            -   $       -

 Gerald Mizel  . . . . . . . . . .     10,000          0.77%       $     10.38    7/31/06     $      164,925   $ 256,578

 Charles H. Lam  . . . . . . . . .      5,000          0.38%       $     11.00    1/17/06     $       89,589   $ 142,656
                                       10,000          0.77%       $     10.38    4/31/06     $      164,925   $ 256,578
 Jeffrey Brincat . . . . . . . . .     10,000          0.77%       $     11.00    1/17/06     $      179,178   $ 285,312
                                       10,000          0.77%       $     10.38    7/31/06     $      164,925   $ 256,578

 Steven G. Gould . . . . . . . . .     10,000          0.77%       $     11.00    1/17/06     $      179,178   $ 285,312
                                       10,000          0.77%       $     10.38    7/31/06     4      164,925   $ 256,578

(1)  Options were granted at the market price of the stock at the date of grant.

(2)  The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore are not intended to forecast future appreciation of the stock price.

(3)  Options vest 2 years from the date of grant and are not transferable.


As a result of the accounting irregularities discussed under Item 1 "Business - Recent Developments", the price of the Company's common stock fell significantly. On May 30, 1997, the Closing price of the Company's common stock on the New York Stock Exchange was $2 5/8 per share. The Board of Directors and the Compensation Committee determined that the outstanding options were not providing the incentive required to motivate and retain the officers and other key employees during a critical period for the Company. Consequently, the Board of Directors offered most option holders the ability to cancel their existing options with exercise prices above $3.00 per share in return for new options at an exercise price of $3.00 per share. 408 holders of options were given the opportunity to enter into this arrangement. In addition, options for approximately 709,000 additional shares were granted at an exercise price of $3.00 per share to 304 employees on June 17, 1997.

                 AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES

                                                                                             Value of
                                                          Number of Unexercised      Unexercised In-the-Money
                                                           Options at Year End         Options at Year End
                                Shares
                               Acquired
                                  on          Value
                               Exercise     Realized    Exercisable   Unexercisable Exercisable   Unexercisable

 John N. Brincat              800,000      $7,416,000     3,075,000     1,500,000   $ 5,722,500   $ 1,005,000
 Gerald Mizel                       -      $        -        37,500        17,500   $    96,750   $    30,600
 Charles H. Lam                 5,200      $   13,234            50        20,250   $       146   $    43,795
 Jeffrey Brincat                    -      $        -        30,413        35,000   $   110,263   $    84,950
 Steven G. Gould               36,750      $   78,529             -             -   $         -   $         -


RETIREMENT PLAN

The Company has a defined benefit Retirement Plan (The "Plan") covering eligible employees who are at least 21 years of age and have completed at least 1 year of service. The amount of the Company's annual contribution to the Plan is determined for the total of all participants covered by such Plan, and the amount of payment in respect of a specified person is not and cannot readily be separated or individually calculated by the regular actuaries for the Plan. The remuneration covered by the Plan ("pension based pay") is the highest average monthly total compensation for any 5 consecutive years out of the employee's last 10 years of employment. The normal retirement benefit at age 65 equals 70% of pension base pay minus 50% of the participant's primary Social Security benefit. This amount is reduced by 1/35th for each year by which the participant has fewer than 35 years of participation in the Plan. Benefits are also available to participants who terminate employment before age 65 after completing 5 or more years of service or due to total and permanent disability.

The following table sets forth estimated annual benefits upon retirement, payable on a straight life annuity basis, for employees in the specified pension base pay (shown on an annual basis) and years of participation classifications, and is based upon the assumption that the Plan will be continued and that the employee will continue with the Company until his normal retirement age of 65:

                             Number of Years of Participation

  Remuneration**    5           10           15            20          25           30             35

 $  100,000      $  8,930     $ 17,860     $ 26,790      $ 35,720    $ 44,650    $ 53,580       $ 62,510
 $  110,000      $  9,930     $ 19,860     $ 29,790      $ 39,720    $ 49,650    $ 59,580       $ 69,510
 $  120,000      $ 10,930     $ 21,860     $ 32,790      $ 43,720    $ 54,650    $ 65,580       $ 76,510
 $  130,000      $ 11,930     $ 23,860     $ 35,790      $ 47,720    $ 59,650    $ 71,580       $ 83,510
 $  140,000      $ 12,930     $ 25,860     $ 38,790      $ 51,720    $ 64,650    $ 77,580       $ 90,510
 $  150,000      $ 13,930     $ 27,860     $ 41,790      $ 55,720    $ 69,650    $ 83,580       $ 97,510
 $  160,000      $ 14,930     $ 29,860     $ 44,790      $ 59,720    $ 74,650    $ 89,580       $104,510
 $  170,000      $ 15,930     $ 31,860     $ 47,790      $ 63,720    $ 79,650    $ 95,580       $111,510
 $  180,000      $ 16,930     $ 33,860     $ 50,790      $ 67,720    $ 84,650    $101,580       $118,510
 $  190,000      $ 17,930     $ 35,860     $ 53,790      $ 71,720    $ 89,650    $107,580       $125,510*
 $  200,000      $ 18,930     $ 37,860     $ 56,790      $ 75,720    $ 94,650    $113,580       $132,510*



*  The annual retirement benefits are subject to maximum limitations ($120,000 at December 31, 1996) under the Internal Revenue
Code.

** The annual limit on remuneration for purposes of pension plan benefit calculation was $150,000 at December 31, 1996 under the
Internal Revenue Code.


The credited years of participation for the individuals named in the above compensation table are as follows: John N. Brincat, 14 years; Gerald Mizel, 1 year; Charles H. Lam, 9 years; Jeffrey R. Brincat, 5 years; and Steven G. Gould, 13 years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

At December 31, 1996, John N. Brincat was a member of the Compensation Committee as well as President and Chief Executive Officer of the Company. John N. Brincat, Jr., Vice President-Operations of the Company and Jeffrey R. Brincat, Vice President-Administration of the Company at December 31, 1996, are sons of John N. Brincat.

DIRECTOR COMPENSATION

The compensation of Directors is based upon standard fee arrangements for the Company which provide for non-management directors' fees consisting of an annual retainer of $3,000 payable quarterly, plus an attendance fee of $200 for each board and committee meeting of the Company attended.

The Company has a Deferred Compensation Plan for Directors ("Deferred Compensation Plan"). Pursuant to the provisions of the Deferred Compensation Plan, any director of the Company may elect to defer all or any portion of the compensation due him as a director. Interest shall be computed on and credited to any deferred compensation at the prevailing market rate for 6 month Individual Retirement Account Certificates of Deposit. The rate is adjusted on January 1 and July 1 each year. Payments of the amount of deferred compensation and interest earned thereon shall commence as of the first day in May after a director ceases to be a director of the Company. Payment may be made in a lump sum or in any number of installments (maximum of 5 annually), equal or otherwise, as the Executive Committee shall determine. Directors Croft, McNally, Wicklander and Johnson have elected to defer their compensation.

EMPLOYMENT AGREEMENTS

On January 1, 1994 upon the expiration of Mr. Brincat's previous employment contract, Mr. Brincat entered into a five year employment contract with a term expiring on December 31, 1998. The following are the material terms of Mr. Brincat's employment contract. Mr. Brincat's employment agreement provides a guaranteed annual base salary as follows:

o  1994    $300,000    o  1996      $430,000    o  1998  $600,000
o  1995    $360,000    o  1997      $520,000

In addition, Mr. Brincat is eligible for an annual incentive bonus equal to 1% of net after tax earnings (subject to certain adjustments) ("Net Earnings") of the Company and is eligible for an additional bonus based upon annual increases in Net Earnings per share only after earnings exceed 20% over the prior year. The additional bonus is determined as follows:

o  Net Earnings per share increases of 0 to 19.99%, no additional bonus is paid.

o Net Earnings per share increase of 20% to 29.99%, additional bonus will be equal to 2.5% of the amount of increase from the prior year.

o Net Earnings per share increase of 30% to 39.99%, additional bonus will be equal to 3.0% of the amount of increase from the prior year.

o Net Earnings per share increase of 40% or more, additional bonus will be equal to 3.5% of the amount of increase from the prior year.

In addition, at the time the employment contract was entered into Mr. Brincat was issued a stock option grant under the 1989 Stock Option and Incentive Compensation Plan of 3,750,000 shares at a price of $11.58 per share, the fair market value on the date of the grant. The agreement provides that the option shall vest equally during the five year term of the contract and is exercisable in increments of 750,000 shares annually only if Net Earnings per share each year exceeds the prior year's Net Earnings per share by 20%. If Net Earnings per share do not increase by 20%, the agreement provides that Mr. Brincat is to forfeit that year's options and have no further right or claim to that year's options. In the event of a sale or merger of the Company, all options granted to Mr. Brincat are to become immediately vested and exercisable.

The agreement contains confidentiality and noncompetition provisions. In the event of the death of Mr. Brincat during the term of the employment agreement, the Company shall make, until the end of the term of employment hereunder, payments at a rate equal to the annual rate of guaranteed base salary in effect on the date of death. In addition, the Company shall also pay pro rata bonus earned, if any. The payments to be made shall not be reduced by reason of any insurance proceeds payable directly to the Employee's beneficiaries or estate pursuant to insurance carried or provided by the Company, and shall be made to such beneficiary as the Employee may designate for that purpose in written notice given prior to his death, or if the Employee has not so designated, then to the personal representative of his Estate.

According to the employment contract, the Company may terminate the active employment of Mr. Brincat if, in the reasonable judgment of the Board of Directors of the Company, he becomes unable to satisfactorily perform his duties and responsibilities hereunder during the term of his employment because of mental or physical disability. Upon such termination, Mr. Brincat shall be relieved of all further obligations. In the event of such termination, the Company shall continue to pay to Mr. Brincat, until the end of the term of his employment hereunder, a salary at a rate equal to the annual rate of the guaranteed base salary in effect on the date of such termination. Notwithstanding the foregoing, the amounts so payable shall be reduced by any amounts payable to Mr. Brincat during the term of his employment hereunder pursuant to any disability benefit or wage continuation plan of the Company in effect.

The Company may also terminate the agreement in the event of fraud, defalcation, or other similar dishonesty of Mr. Brincat involving the operations, funds or other assets of the Company, or if Mr. Brincat is convicted of a crime involving moral turpitude or Mr. Brincat breaches the terms of this agreement in any material respect. In such event, Mr. Brincat is not entitled to any further compensation or benefits under the agreement.

Mr. Brincat resigned as Chief Executive Officer and President of the Company in February, 1997. Mr. Brincat also resigned as an employee and director of Mercury effective as of December 1, 1997. Pursuant to a separation agreement which was consummated in the first quarter of 1998, Mr. Brincat returned
$1 million of bonus compensation which he previously received and waived rights to certain other benefits.


ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, with respect to the Company's Common Stock, the only persons or entities known by the Company to be the beneficial owner of more than five percent of the Company's voting securities as of December 31, 1996, based on information within the Company's possession including Schedules 13D and 13G filed with the Securities and Exchange Commission:

                                                           Unexercised
                                                       Options Exercisable                  Percent
Name and Address           Beneficial Shares Owned(1)     within 60 days        Total       of Class

James D. Terra(2)
845 North Deep Woods Court
Grayslake, Illinois  60030       16,822,559                    0              16,822,559     9.8%

FMR Corp.(3)
82 Devonshire Street
Boston, Massachusetts  02109     13,950,400                    0              13,950,400     8.1%

(1)      Nature of beneficial ownership of securities is direct unless otherwise indicated by footnote.  Beneficial ownership as shown in the table arises from sole voting power and sole investment power unless otherwise indicated by footnote.

(2)      James D. Terra became beneficial owner of 16,794,559 shares when he was named executor of the Estate of Daniel J.
         Terra, his father, by an Illinois court on July 8, 1996.  Mr. Terra acquired 28,000 shares held in his own name on
         April 24, 1989.  Mr. Terra disclaims beneficial ownership of any shares of Common Stock held by the Terra Foundation for the Arts which owned 7,825,488 shares of Common Stock as of July 26, 1996.

(3)      Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock of the Company.  No one person's interest in the Common Stock of the Company is more than five percent of the total outstanding Common Stock.


The following table sets forth, with respect to the Company's Common Stock, shares believed by the Company to be beneficially owned as of December 31, 1996 by (i) all directors, (ii) the executive officers named in the Summary Compensation Table, and (iii) the directors and all of such executive officers as a group. The information is based on data within the Company's possession.


                                Beneficial Shares Owned         Unexercised
                                  Before Exercisable        Options Exercisable                     Percent
                                   Stock Options (1)           within 60 days          Total        of Class

 DIRECTORS

 John N. Brincat(2)  . . .               2,694,307                       0           2,694,307        1.6%
 Dennis H. Chookaszian . .                   1,500                  20,000              21,500         *
 William C. Croft  . . . .                 730,363                  20,000             750,363         *
 Clifford R. Johnson(3)  .                 573,037                  31,602             604,639         *
 Andrew McNally IV . . . .                 377,162                  20,000             397,162         *
 Bruce I. McPhee . . . . .                 303,259                  20,000             323,259         *
 Fred G. Steingraber . . .                   6,000                  20,000              26,000         *
 Philip J. Wicklander  . .                 147,190                  20,000             167,190         *

 OTHER EXECUTIVE OFFICERS:
 Gerald Mizel  . . . . . .                   900                         0                 900         *
 Charles H. Lam  . . . . .                     0                     5,250               5,250         *
 Jeffrey Brincat . . . . .                     0                    15,000              15,000         *
 Steven G. Gould . . . . .                     0                    15,000              15,000         *
 Directors and Executive
 Officers as a Group . . .             5,634,475                   299,352           5,933,827        3.4%


*Less than one percent.

(1)      Nature of beneficial ownership of securities is direct unless otherwise indicated by footnote.  Beneficial ownership as shown in the table arises from sole voting power and sole investment power unless otherwise indicated by footnote.

(2)      Includes 36,026 shares held jointly with Mr. Brincat's wife.

(3)      Includes 216,984 shares held by Mr. Johnson's wife, as to which Mr. Johnson disclaims beneficial interest.


ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 1996:

None.

At December 31, 1997:

See "Item 11 - Employment Agreements."



                                     PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements Filed in this Annual Report on Form 10-K

Report of Arthur Andersen LLP
Report of KPMG Peat Marwick LLP
Consolidated Balance Sheets as of December 31, 1996, and December 31, 1995. Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.
Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994.
Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995, and 1994.
Quarterly Financial Data (unaudited)

(a)(2)  Financial Statement Schedules

None


(a)(3)  Exhibits

3A   Certificate of Incorporation, as amended.

3B Bylaws, incorporated herein by reference to Exhibit Number 3B to the Company's Form 10 filed February 1, 1989.

10A 1989 Mercury Finance Company Stock Option Plan, incorporated herein by reference to Exhibit Number 10A to the Company's Form 10 filed February 1, 1989.

10B Mercury Finance Company Employee Stock Purchase Plan, incorporated herein by reference to Exhibit Number 10B to the Company's Form 10 filed February 1, 1989.

10C Mercury Finance Company Retirement Plan and Retirement Trust, incorporated herein by reference to Exhibit Number 10C to the Company's Form 10 filed February 1, 1989.

10D Mercury Finance Company Deferred Compensation Plan for Directors, incorporated herein by reference to Exhibit Number 10D to the Company's Form 10 filed February 1, 1989.

10E Mercury Finance Company Dividend Reinvestment Plan, incorporated herein by reference to Exhibit Number 10E to the Company's Form 10 filed February 1, 1989.

10F Form of Mercury Finance Company Commercial Paper Note, incorporated herein by reference to Exhibit Number 10T to the Company's Form 10 filed February 1, 1989.

10G Senior Subordinated Note Agreement Series C Dated as of December 1, 1989 Between Mercury Finance Company and:

     - Cigna Property and Casualty Insurance Company
     - Connecticut General Life Insurance Company
     - Life Insurance Company of North America
     - Phoenix Mutual Life Insurance Company,

     incorporated herein by reference to Exhibit Number AM to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10H Senior Subordinated Note Agreement Series D Dated as of May 15, 1990 Between Mercury Finance Company and:

     - Cigna Property and Casualty Company
     - Connecticut General Life Insurance Company,

     incorporated herein by reference to Exhibit Number AF to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10I Issuing and Paying Agent Agreement between Security Pacific National Trust Company (New York) and Mercury Finance Company dated August 1, 1990.

10J Commercial Paper Dealer Agreement dated as of March 25, 1991, between Mercury Finance Company and Paine Webber Inc., as successor to Kidder, Peabody & Co.

10K Loan Agreement Dated October 30, 1991 Between Mercury Finance Company and Allomon Funding Corporation (Uncommitted Credit Facility), incorporated herein by reference to Exhibit Number AJ to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10L Senior Note Agreement Dated March 1, 1992 Between Mercury Finance Company and Principal Mutual Life Insurance Company, incorporated herein by reference to Exhibit Number 10AK to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10M Senior Note Agreement Dated May 1, 1992 Between Mercury Finance Company and:

     - Allstate Life Insurance Company
     - State Mutual Life Assurance Company of America,

     incorporated herein by reference to Exhibit Number 10AL to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10N Senior Note Agreement Dated March 1, 1993 Between Mercury Finance Company and Principal Mutual Life Insurance Company, incorporated herein by reference to Exhibit Number 10AS to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10O Purchase Agreement Dated April 1, 1993 Between Mercury Finance Company and Independent Life Insurance Company, incorporated herein by reference to Exhibit Number 10AR to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10P Senior Note Agreement Dated July 1, 1993 Between Mercury Finance Company and Pacific Mutual Life Insurance Company, incorporated herein by reference to Exhibit Number 10AT to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10Q Senior Note Agreement Dated December 1, 1993 Between Mercury Finance Company and:

     - American United Life Insurance Company
     - MONY Capital Management
     - Pacific Mutual Life Insurance Company
     - Principal Mutual Life Insurance Company,

     incorporated herein by reference to Exhibit Number 10AU to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10R Employment Agreement Dated January 1, 1994 Between Mercury Finance Company and John N. Brincat, incorporated herein by reference to Exhibit Number 10AY to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10S Letter Agreement dated March 23, 1994, between NationsBanc Capital Markets, Inc. and Mercury Finance Company.

10T Purchase Agreement Dated September 30, 1994 Between Mercury Finance Company and Midland Finance Co., incorporated herein by reference to Exhibit Number 10AX to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10U Dealer Agreement dated as of October 24, 1994 between BA Securities, Inc. and Mercury Finance Company.

10V Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and Norddeutsche Landesbank Girozentrale, incorporated herein by reference to Exhibit Number 10AZ to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10W Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and The Long-Term Credit Bank of Japan, Ltd., incorporated herein by reference to Exhibit Number 10BA to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10X Senior Note Agreement Dated June 29, 1995 Between Mercury Finance Company and:

     - Allstate Life Insurance Company
     - Allstate Insurance Company
     - Metropolitan Life Insurance Company
     - Principal Mutual Life Insurance Company
     - Pacific Mutual Life Insurance Company
     - PM Group Life Insurance Company
     - TMG Life Insurance Company
     - Lincoln-Security Life Insurance Company
     - Security-Connecticut Life Insurance Company
     - Oxford Life Insurance Company
     - London Life International Reinsurance Corporation
     - American States Life Insurance Company
     - Phoenix Home Life Mutual Insurance Company
     - Phoenix American Life Insurance Company
     - American Guardian Life Assurance Company,

     incorporated herein by reference to Exhibit Number 10BB to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10Y Senior Note Agreement Date October 3, 1995 Between Mercury Finance Company and Bank of America Illinois, incorporated herein by reference to Exhibit Number 10BC to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10Z Purchase Agreement Dated October 20, 1995 Between Mercury Finance Company and ITT Corporation, incorporated herein by reference to Exhibit Number 10BE to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10AA Senior Note Agreement, dated as of April 5, 1996, as amended, among
     Mercury Finance Company and the noteholders party thereto.

10AB Demand Promissory Note dated January 29, 1997, made by Mercury Finance
     Company in favor of Bank of America Illinois.

10AC Employment Agreement between Mercury Finance Company and William A. Brandt,
     Jr. dated February 1, 1997.

10AD Form of Limited Waiver Agreement entered into between Mercury Finance
     Company and senior noteholders on or about February 7, 1997, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AE Limited Waiver Agreement entered into between Mercury Finance Company and
     Paine Webber Inc. dated February 7, 1997 under Commercial Paper Dealer Agreement, incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AF Loan and Security Agreement (the "Loan Agreement"), dated as of February 7,
     1997 between Mercury Finance Company and all of its subsidiaries, other than its insurance company subsidiaries and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1997.

10AG First Amendment to Loan Agreement dated February 14, 1997, between Mercury
     Finance Company and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 11, 1997.

10AH Rights Agreement dated as of February 27, 1997 between Mercury Finance
     Company and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit A the Forms of Rights Certificates, and as Exhibit B the Form of Rights Summary, incorporated herein by reference to Exhibit 1 to the Company's Form 8-A dated March 18, 1997.

10AI Form of Second Limited Waiver Agreement entered into between Mercury
     Finance Company and senior noteholders on or about March 10, 1997, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AJ Limited Waiver Agreement entered into between Mercury Finance Company and
     Paine Webber Inc. dated March 10, 1997 under Commercial Paper Dealer Agreement, incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AK Second Amendment to Loan Agreement dated March 12, 1997, between Mercury
     Finance Company and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AL Form of Limited Waiver Agreement entered into between Mercury Finance
     Company and Credit Suisse First Boston Corporation, holder of Mercury commercial paper dated on or about February 7, 1997, incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AM Limited Waiver Agreement entered into between Mercury Finance Company and
     Credit Suisse First Boston Corporation, holder of Mercury commercial paper dated as of March 10, 1997, incorporated herein by reference to Exhibit
     99.7 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AN Limited Waiver Agreement entered into between Mercury Finance Company and
     Credit Suisse First Boston Corporation, holder of Mercury Subordinated Notes dated as of March 10, 1997, incorporated herein by reference to
     Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AO Letter Agreement of Mercury Finance Company to the Paying Agent and Holders of Commercial Paper of Mercury Finance Company dated March 12, 1997, incorporated herein by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AP Stock Purchase Agreement between Mercury Finance Company and Frontier
     Insurance Group, Inc. dated March 28, 1997, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 28, 1997.

10AQ Forbearance Agreement dated as of July 11, 1997, between Mercury Finance
     Company and the persons listed on the signature pages thereto, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AR Forbearance Agreement dated as of July 11, 1997, between Mercury Finance
     Company and the persons listed on the signature pages thereto, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AS Forbearance and Third Limited Waiver Agreement dated as of July 11, 1997, between Mercury Finance Company and Credit Suisse First Boston Management Corporation, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AT Third Amendment to Loan and Security Agreement dated as of July 9, 1997, among certain financial institutions, BankAmerica Business Credit, Inc., Mercury Finance Company, and certain other borrowers, incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AU First Amendment to Forbearance Agreement dated as of November 6, 1997 between the Company and certain lenders, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AV Fourth Limited Waiver Agreement dated as of November 6, 1997 between the
     Company and certain lenders, incorporated herein by reference to Exhibit
     99.4 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AW Fourth Limited Waiver Agreement dated as of November 6, 1997 between the
     Company and Credit Suisse First Boston Management, incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AX Fourth Limited Waiver Agreement dated as of November 6, 1997 between the
     Company and Painewebber, Inc., incorporated herein by reference to Exhibit
     99.6 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AY Forbearance and Fourth Limited Waiver Agreement dated as of November 6,
     1997 between the Company and Credit Suisse First Boston Management Corporation, incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AZ Separation Agreement between the Company and John N. Brincat dated
     December 30, 1997.

11   Computation of Net Income Per Share

12   Ratio of Earnings to Fixed Charges

16 Letter dated February 25, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange Commission, incorporated herein by reference to
     Exhibit 16 to the Company's Current Report on Form 8-K dated February 25, 1997.

18  Letter of Arthur Andersen LLP regarding change in accounting principles.

21   Subsidiaries of Mercury Finance Company

23.1 Consent of KPMG Peat Marwick LLP

23.2 Consent of Arthur Andersen LLP

27   Financial Data Schedule

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Mercury Finance Company
                                   (Registrant)

Date:  February 19, 1998
                                  By:  /s/ William A. Brandt, Jr.
                                       William A. Brandt, Jr.,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William A. Brandt, Jr.                    February 19, 1998
William A. Brandt, Jr.
President and
Chief Executive Officer


/s/ Patrick J. O'Malley                       February 19, 1998
Patrick J. O'Malley
Principal Financial and
Accounting Officer


/s/ Dennis H. Chookaszian     Director        February 19, 1998
Dennis H. Chookaszian


/s/ William C. Croft          Director        February 19, 1998
William C. Croft



/s/ Clifford R. Johnson       Director        February 19, 1998
Clifford R. Johnson


/s/ Andrew McNally IV         Director        February 19, 1998
Andrew McNally IV


/s/ Bruce I. McPhee           Director        February 19, 1998
Bruce I. McPhee



/s/ Fred G. Steingraber       Director        February 19, 1998
Fred G. Steingraber


/s/ Philip J. Wicklander      Director        February 19, 1998
Philip J. Wicklander


EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

3A   Certificate of Incorporation, as amended.

3B Bylaws, incorporated herein by reference to Exhibit Number 3B to the Company's Form 10 filed February 1, 1989.

10A 1989 Mercury Finance Company Stock Option Plan, incorporated herein by reference to Exhibit Number 10A to the Company's Form 10 filed February 1, 1989.

10B Mercury Finance Company Employee Stock Purchase Plan, incorporated herein by reference to Exhibit Number 10B to the Company's Form 10 filed February 1, 1989.

10C Mercury Finance Company Retirement Plan and Retirement Trust, incorporated herein by reference to Exhibit Number 10C to the Company's Form 10 filed February 1, 1989.

10D Mercury Finance Company Deferred Compensation Plan for Directors, incorporated herein by reference to Exhibit Number 10D to the Company's Form 10 filed February 1, 1989.

10E Mercury Finance Company Dividend Reinvestment Plan, incorporated herein by reference to Exhibit Number 10E to the Company's Form 10 filed February 1, 1989.

10F Form of Mercury Finance Company Commercial Paper Note, incorporated herein by reference to Exhibit Number 10T to the Company's Form 10 filed February 1, 1989.

10G Senior Subordinated Note Agreement Series C Dated as of December 1, 1989 Between Mercury Finance Company and:

     - Cigna Property and Casualty Insurance Company
     - Connecticut General Life Insurance Company
     - Life Insurance Company of North America
     - Phoenix Mutual Life Insurance Company,

     incorporated herein by reference to Exhibit Number AM to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10H Senior Subordinated Note Agreement Series D Dated as of May 15, 1990 Between Mercury Finance Company and:

     - Cigna Property and Casualty Company
     - Connecticut General Life Insurance Company,

     incorporated herein by reference to Exhibit Number AF to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10I Issuing and Paying Agent Agreement between Security Pacific National Trust Company (New York) and Mercury Finance Company dated August 1, 1990.

10J Commercial Paper Dealer Agreement dated as of March 25, 1991, between Mercury Finance Company and Paine Webber Inc., as successor to Kidder, Peabody & Co.

10K Loan Agreement Dated October 30, 1991 Between Mercury Finance Company and Allomon Funding Corporation (Uncommitted Credit Facility), incorporated herein by reference to Exhibit Number AJ to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10L Senior Note Agreement Dated March 1, 1992 Between Mercury Finance Company and Principal Mutual Life Insurance Company, incorporated herein by reference to Exhibit Number 10AK to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10M Senior Note Agreement Dated May 1, 1992 Between Mercury Finance Company and:

     - Allstate Life Insurance Company
     - State Mutual Life Assurance Company of America,

     incorporated herein by reference to Exhibit Number 10AL to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10N Senior Note Agreement Dated March 1, 1993 Between Mercury Finance Company and Principal Mutual Life Insurance Company, incorporated herein by reference to Exhibit Number 10AS to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10O Purchase Agreement Dated April 1, 1993 Between Mercury Finance Company and Independent Life Insurance Company, incorporated herein by reference to Exhibit Number 10AR to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10P Senior Note Agreement Dated July 1, 1993 Between Mercury Finance Company and Pacific Mutual Life Insurance Company, incorporated herein by reference to Exhibit Number 10AT to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10Q Senior Note Agreement Dated December 1, 1993 Between Mercury Finance Company and:

     - American United Life Insurance Company
     - MONY Capital Management
     - Pacific Mutual Life Insurance Company
     - Principal Mutual Life Insurance Company,

     incorporated herein by reference to Exhibit Number 10AU to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10R Employment Agreement Dated January 1, 1994 Between Mercury Finance Company and John N. Brincat, incorporated herein by reference to Exhibit Number 10AY to the Company's Annual Report o Form 10-K for the fiscal year ended December 31, 1994.

10S Letter Agreement dated March 23, 1994, between NationsBanc Capital Markets, Inc. and Mercury Finance Company.

10T Purchase Agreement Dated September 30, 1994 Between Mercury Finance Company and Midland Finance Co., incorporated herein by reference to Exhibit Number 10AX to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10U Dealer Agreement dated as of October 24, 1994 between BA Securities, Inc. and Mercury Finance Company.

10V Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and Norddeutsche Landesbank Girozentrale, incorporated herein by reference to Exhibit Number 10AZ to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10W Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and The Long-Term Credit Bank of Japan, Ltd., incorporated herein by reference to Exhibit Number 10BA to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10X Senior Note Agreement Dated June 29, 1995 Between Mercury Finance Company and:

     - Allstate Life Insurance Company
     - Allstate Insurance Company
     - Metropolitan Life Insurance Company
     - Principal Mutual Life Insurance Company
     - Pacific Mutual Life Insurance Company
     - PM Group Life Insurance Company
     - TMG Life Insurance Company
     - Lincoln-Security Life Insurance Company
     - Security-Connecticut Life Insurance Company
     - Oxford Life Insurance Company
     - London Life International Reinsurance Corporation
     - American States Life Insurance Company
     - Phoenix Home Life Mutual Insurance Company
     - Phoenix American Life Insurance Company
     - American Guardian Life Assurance Company,

     incorporated herein by reference to Exhibit Number 10BB to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10Y Senior Note Agreement Date October 3, 1995 Between Mercury Finance Company and Bank of America Illinois, incorporated herein by reference to Exhibit Number 10BC to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10Z Purchase Agreement Dated October 20, 1995 Between Mercury Finance Company and ITT Corporation, incorporated herein by reference to Exhibit Number 10BE to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10AA Senior Note Agreement, dated as of April 5, 1996, as amended, among
     Mercury Finance Company and the noteholders party thereto.

10AB Demand Promissory Note dated January 29, 1997, made by Mercury Finance
     Company in favor of Bank of America Illinois.

10AC Employment Agreement between Mercury Finance Company and William A. Brandt,
     Jr. dated February 1, 1997.

10AD Form of Limited Waiver Agreement entered into between Mercury Finance
     Company and senior noteholders on or about February 7, 1997, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AE Limited Waiver Agreement entered into between Mercury Finance Company and
     Paine Webber Inc. dated February 7, 1997 under Commercial Paper Dealer Agreement, incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AF Loan and Security Agreement (the "Loan Agreement"), dated as of February 7,
     1997 between Mercury Finance Company and all of its subsidiaries, other than its insurance company subsidiaries and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1997.

10AG First Amendment to Loan Agreement dated February 14, 1997, between Mercury
     Finance Company and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 11, 1997.

10AH Rights Agreement dated as of February 27, 1997 between Mercury Finance
     Company and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit A the Forms of Rights Certificates, and as Exhibit B the Form of Rights Summary, incorporated herein by reference to Exhibit 1 to the Company's Form 8-A dated March 18, 1997.

10AI Form of Second Limited Waiver Agreement entered into between Mercury
     Finance Company and senior noteholders on or about March 10, 1997, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AJ Limited Waiver Agreement entered into between Mercury Finance Company and
     Paine Webber Inc. dated March 10, 1997 under Commercial Paper Dealer Agreement, incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AK Second Amendment to Loan Agreement dated March 12, 1997, between Mercury
     Finance Company and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AL Form of Limited Waiver Agreement entered into between Mercury Finance
     Company and Credit Suisse First Boston Corporation, holder of Mercury commercial paper dated on or about February 7, 1997, incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AM Limited Waiver Agreement entered into between Mercury Finance Company and
     Credit Suisse First Boston Corporation, holder of Mercury commercial paper dated as of March 10, 1997, incorporated herein by reference to Exhibit
     99.7 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AN Limited Waiver Agreement entered into between Mercury Finance Company and
     Credit Suisse First Boston Corporation, holder of Mercury Subordinated Notes dated as of March 10, 1997, incorporated herein by reference to
     Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AO Letter Agreement of Mercury Finance Company to the Paying Agent and Holders of Commercial Paper of Mercury Finance Company dated March 12, 1997, incorporated herein by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AP Stock Purchase Agreement between Mercury Finance Company and Frontier
     Insurance Group, Inc. dated March 28, 1997, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 28, 1997.

10AQ Forbearance Agreement dated as of July 11, 1997, between Mercury Finance
     Company and the persons listed on the signature pages thereto, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AR Forbearance Agreement dated as of July 11, 1997, between Mercury Finance
     Company and the persons listed on the signature pages thereto, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AS Forbearance and Third Limited Waiver Agreement dated as of July 11, 1997, between Mercury Finance Company and Credit Suisse First Boston Management Corporation, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AT Third Amendment to Loan and Security Agreement dated as of July 9, 1997, among certain financial institutions, BankAmerica Business Credit, Inc., Mercury Finance Company, and certain other borrowers, incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AU First Amendment to Forbearance Agreement dated as of November 6, 1997 between the Company and certain lenders, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AV Fourth Limited Waiver Agreement dated as of November 6, 1997 between the
     Company and certain lenders, incorporated herein by reference to Exhibit
     99.4 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AW Fourth Limited Waiver Agreement dated as of November 6, 1997 between the
     Company and Credit Suisse First Boston Management, incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AX Fourth Limited Waiver Agreement dated as of November 6, 1997 between the
     Company and Painewebber, Inc., incorporated herein by reference to Exhibit
     99.6 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AY Forbearance and Fourth Limited Waiver Agreement dated as of November 6,
     1997 between the Company and Credit Suisse First Boston Management Corporation, incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AZ Separation Agreement between the Company and John N. Brincat dated
     December 30, 1997.

11   Computation of Net Income Per Share

12   Ratio of Earnings to Fixed Charges

16 Letter dated February 25, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange Commission, incorporated herein by reference to
     Exhibit 16 to the Company's Current Report on Form 8-K dated February 25, 1997.

18  Letter of Arthur Andersen LLP regarding change in accounting principles.

21   Subsidiaries of Mercury Finance Company

23.1 Consent of KPMG Peat Marwick LLP

23.2 Consent of Arthur Andersen LLP

27   Financial Data Schedule