Form 10-Q
period 1997-03-31
MERCURY FINANCE CO
filed 1998-02-26
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended March 31, 1997                 Commission File No. 1-10176


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


Common Stock - $1 par value, 177,900,671 shares as of April 11, 1997. Treasury Stock - 5,402,957 shares as of April 11, 1997.

                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                              PAGE
PART I  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets   . . . . . . . . . . .    1
        Consolidated Statements of Income   . . . . . . . .    2
        Consolidated Statements of Changes in Stockholders'
          Equity  . . . . . . . . . . . . . . . . . . . . .    3
        Consolidated Statements of Cash Flows   . . . . . .    4
        Notes to Condensed Consolidated Financial
          Statements  . . . . . . . . . . . . . . . . . . .    5
        Consolidated Average Balance Sheets   . . . . . . .   11
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS   . . . . . . . . . . . . . . . . . .   12
PART II OTHER INFORMATION
Item 1. Legal Proceedings   . . . . . . . . . . . . . . . .   26
Item 2. Changes in Securities   . . . . . . . . . . . . . .   26
Item 3. Defaults Upon Senior Securities   . . . . . . . . .   26
Item 4. Submission of Matters to a Vote of Security Holders   26
Item 5. Other Information   . . . . . . . . . . . . . . . .   26
Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . .   26
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .   28
INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .   29
        Exhibit No. 11 - Computation of Net Income
          Per Share   . . . . . . . . . . . . . . . . . . .   30
        Exhibit No. 27 - Financial Data Schedule  . . . . .   32

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MERCURY FINANCE COMPANY
                    CONSOLIDATED BALANCE SHEETS

                                                                              March 31              Dec. 31

(Dollars in thousands)                                                    1997        1996            1996

                                                                             (Unaudited)


ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .          $25,790       $5,050         $20,957
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .          221,421      222,196         212,957
Finance receivables . . . . . . . . . . . . . . . . . . . . . .        1,126,119    1,207,117       1,160,423
Less allowance for finance credit losses  . . . . . . . . . . .         (111,584)     (49,178)       (97,762)
Less nonrefundable dealer reserves  . . . . . . . . . . . . . .          (80,677)     (58,161)       (89,378)

Finance receivables, net  . . . . . . . . . . . . . . . . . . .          933,858    1,099,778         973,283

Income tax receivable . . . . . . . . . . . . . . . . . . . . .           51,072        3,061          53,764
Deferred income taxes, net  . . . . . . . . . . . . . . . . . .           39,260       19,220          33,356
Furniture, fixtures and equipment, net of
      accumulated depreciation  . . . . . . . . . . . . . . . .            7,043        7,854           7,266
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . .           98,353       49,144          93,458
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,248       15,071          14,463
Deferred acquisition costs and present value of
      future profits  . . . . . . . . . . . . . . . . . . . . .           43,503       37,279          62,809
Other assets (including repossessions)  . . . . . . . . . . . .           61,087       76,115          71,047

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .       $1,495,635   $1,534,768      $1,543,360

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper and notes . . . . . . . . . . . .         $503,619     $464,127        $525,051
Senior debt, term notes . . . . . . . . . . . . . . . . . . . .          488,625      473,750         488,625
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . .           22,500       29,500          22,500
Accounts payable and other liabilities  . . . . . . . . . . . .           70,779       74,761          81,282
Unearned premium and claim reserves . . . . . . . . . . . . . .          227,450      188,236         239,573
Reinsurance payable . . . . . . . . . . . . . . . . . . . . . .           30,026       43,368          17,444
Reserve for loss on sale of Lyndon (Note 5) . . . . . . . . . .           29,528            0               0

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .       $1,372,527   $1,273,742      $1,374,475

Contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:
          300,000,000 shares authorized
          Mar 31 1997 - 177,900,671 shares outstanding
          Mar 31 1996 - 176,579,863 shares outstanding
          Dec 31 1996 - 177,719,447 shares outstanding  . . . .          177,901      176,580         177,719
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .            8,244          621           6,539
Retained earnings/(deficit) . . . . . . . . . . . . . . . . . .           (8,756)     121,709          37,349
Unrealized appreciation/(depreciation) on available-for-sale
 securities, net of tax . . . . . . . . . . . . . . . . . . . .             (617)         341             942
Treasury stock - Mar 31, 1997 - 5,402,957 shares at cost
                   Mar 31, 1996 - 3,996,557 shares at cost
                   Dec 31, 1996 - 5,402,957 shares at cost  . .          (53,664)     (38,225)        (53,664)

TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . .          123,108      261,026         168,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .       $1,495,635   $1,534,768      $1,543,360


                                   See accompanying notes to consolidated financial statements.

          MERCURY FINANCE COMPANY CONSOLIDATED
          STATEMENTS OF INCOME
          PERIODS ENDED MARCH 31
               (Unaudited)

                                                                                           Three Months Ended

(Dollars in thousands except per share amounts)                                              1997       1996


INTEREST INCOME
Finance charges and loan fees . . . . . . . . . . . . . . . . . . . . . . . . . .          $63,491    $65,167
Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,289      2,882

Total finance charges, fees and investment income . . . . . . . . . . . . . . . .           66,780     68,049
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,716     16,037

Net interest income before provision for finance credit losses  . . . . . . . . .           46,064     52,012
Provision for finance credit losses . . . . . . . . . . . . . . . . . . . . . . .           30,462     18,611

Net interest income after provision for
     finance credit losses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,602     33,401

OTHER INCOME
Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23,220     16,071
Fees, commissions and other . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,503      3,940

Total other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26,723     20,011

OTHER OPERATING EXPENSES
Salaries and employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . .           14,644     13,323
Occupancy expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,555      1,442
Equipment expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              852        695
Data processing expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              543        723
Insurance claims expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,715      5,356
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,692      6,288

Total other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           43,001     27,827

OPERATING INCOME/(LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (676)    25,585

NON-OPERATING EXPENSES
Loss on sale of Lyndon (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . .           29,528          0
Other non-operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .            5,129          0

Total non-operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .           34,657          0


Income/(loss) before income taxes . . . . . . . . . . . . . . . . . . . . . . . .          (35,333)    25,585
Provision/(credit) for income taxes . . . . . . . . . . . . . . . . . . . . . . .           (2,165)     9,077

NET INCOME/(LOSS)                                                                         ($33,168)   $16,508

NET INCOME/(LOSS) PER COMMON SHARE  . . . . . . . . . . . . . . . . . . . . . . .           ($0.19)     $0.09

Weighted average number of common and
  common share equivalents outstanding (Thousands)  . . . . . . . . . . . . . . .          172,465    174,058


                                   See accompanying notes to consolidated financial statements.

               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CHANGES
               IN STOCKHOLDERS' EQUITY
               PERIODS ENDED MARCH 31
               (Unaudited)

                                                                                          Three Months Ended

(Dollars in thousands)                                                                      1997      1996


COMMON STOCK
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         $177,719   $176,478
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              182        102

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $177,901   $176,580

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .           $6,539        $39
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,705        582

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $8,244       $621

RETAINED EARNINGS/(DEFICIT)
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .          $37,349   $118,138
Net income/(loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (33,168)    16,508
Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (12,937)  (12,937)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          ($8,756)  $121,709

UNREALIZED APPRECIATION/(DEPRECIATION) ON
  AVAILABLE FOR SALE SECURITIES
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .             $942     $1,969
Change during the period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,559)    (1,628)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            ($617)      $341

TREASURY STOCK
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         ($53,664)   ($37,137)
Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0      (1,088)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($53,664)   ($38,225)
Total stockholders' equity at March 31  . . . . . . . . . . . . . . . . . . . . .         $123,108    $261,026

                                   See accompanying notes to consolidated financial statements.

               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               PERIODS ENDED MARCH 31
                    (Unaudited)

                                                                                           Three Months Ended

(Dollars in thousands)                                                                       1997        1996
                                                                                                (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($33,168)   $16,508
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Provision for finance credit losses  . . . . . . . . . . . . . . . . . . . .           30,462     18,611
     Credit for deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           (5,904)     2,133
     Loss on sale of Lyndon . . . . . . . . . . . . . . . . . . . . . . . . . . .           29,528          0
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .              739        728
     Net (increase)/decrease in reinsurance receivable  . . . . . . . . . . . . .           (4,895)    40,818
     Net (increase)/decrease in deferred acquisition costs and present
       value of future profits  . . . . . . . . . . . . . . . . . . . . . . . . .           19,306    (14,037)
     Net decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . .           12,652      7,610
     Net increase/(decrease) in reinsurance payable . . . . . . . . . . . . . . .           12,582    (61,713)
     Net decrease in unearned premium and claim reserves  . . . . . . . . . . . .          (12,123)    (7,525)
     Net decrease in other liabilities  . . . . . . . . . . . . . . . . . . . . .          (23,440)    (4,768)
     Net decrease in nonrefundable dealer reserves  . . . . . . . . . . . . . . .           (8,701)    (3,800)
     Gain/(loss) on sale of available-for-sale securities   . . . . . . . . . . .                0     (1,628)

         Net cash provided (used) by operating activities . . . . . . . . . . . .           17,038     (7,063)

CASH FLOWS FROM INVESTING ACTIVITIES
         Principal collected on finance receivables . . . . . . . . . . . . . . .          197,052    241,145
         Finance receivables originated or acquired . . . . . . . . . . . . . . .         (179,386)  (266,285)
         Purchase of short term and available for sale investment securities  . .          (43,448)         0
         Purchase of held to maturity investment securities . . . . . . . . . . .             (306)    (1,435)
         Proceeds from sales and maturities of short term and available for
           sale investment securities . . . . . . . . . . . . . . . . . . . . . .           34,102     21,282
         Proceeds from maturities of held to maturity investment securities . . .               24          0
         Net (purchases)/sales of property and equipment  . . . . . . . . . . . .             (301)    (1,357)

                 Net cash provided (used) in investing activities . . . . . . . .            7,737     (6,650)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net (repayments)/issuances of senior debt, commercial paper and notes  .          (21,432)     9,137
         Treasury stock acquired  . . . . . . . . . . . . . . . . . . . . . . . .                0     (1,088)
         Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0    (12,937)
         Stock options exercised  . . . . . . . . . . . . . . . . . . . . . . . .            1,490        684

                 Net cash used in financing activities  . . . . . . . . . . . . .          (19,942)    (4,204)
                 Net increase/(decrease) in cash and cash equivalents . . . . . .            4,833    (17,917)

         Cash and equivalents at beginning of quarter . . . . . . . . . . . . . .           20,957     22,967

         Cash and equivalents at end of quarter . . . . . . . . . . . . . . . . .          $25,790     $5,050

SUPPLEMENTAL DISCLOSURES
         Income taxes paid to federal and state government  . . . . . . . . . . .               $0     $8,337
         Interest paid to creditors . . . . . . . . . . . . . . . . . . . . . . .          $17,463     $4,997


                                   See accompanying notes to consolidated financial statements.

                             MERCURY FINANCE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


1.   Basis of Presentation.

The following (a) condensed balance sheet as of December 31, 1996, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Mercury Finance Company ("Mercury" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed financial statements of the Company, in the opinion of management, reflect all necessary adjustments for a fair presentation of results as of the dates and for the periods covered by the financial statements.

The results of the interim periods are not indicative of the results of operations that are expected for the fiscal years as the Company had a net loss of $28,968 for 1996 and expects a net loss for 1997 as well.

The Company's independent public accountants qualified their report on the Company's 1996 financial statements due to their doubt as to the ability of the Company to continue as a going concern. The independent public accountants also referred to the Company's change in its methodology for evaluating the adequacy of the allowance for finance credit losses by adopting a static pooling methodology. It is suggested that the unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   Per Share Amounts.

Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding. All per share amounts have been adjusted to reflect all stock splits declared by the Company. As the Company incurred a net loss for the three months ended March 31, 1997, common share equivalents would be anti-dilutive to earnings per share and have not been included in the weighted average shares calculation.

The Company has determined that the implementation of SFAS 128 "Earnings Per Share", would have had no effect on the calculated earnings per share for the three months ended March 31, 1997. This standard prescribes that when computing the dilution of options, the Company is to use its average stock price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by APB Opinion 15. As the options are excluded from the calculation due to the anti-dilutive characteristics indicated above, there is no effect on the earnings per share calculation.

3.   Reclassifications.

Certain data from the prior year has been reclassified to conform to the 1997 presentation.

4. Adoption in 3rd Quarter 1996 of "Static Pooling" Method for Determining Finance Credit Losses.

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

In the third quarter of 1996, Mercury adopted a loss reserving methodology commonly referred to as "static pooling." The static pooling methodology provides that the Company stratify the components of its sales finance receivable portfolio (i.e. dealer reserve, principal loan balances and related chargeoffs) into separately identified pools based upon the period the loans were acquired (monthly). Under Mercury's application of static pooling, the dealer reserve is amortized and made available to absorb credit losses over the life of the pool of receivables. The dealer reserve cannot be utilized to offset provision for finance credit losses immediately, but must be held to offset future losses. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for more information regarding the impact of the Company's adoption of the static pool methodology.

5.   Disposition of Lyndon.

On March 28, 1997, Mercury executed a stock purchase agreement for the sale of Lyndon in the amount of $92 million. The sale, which closed on June 3, 1997, resulted in a loss to Mercury of approximately $25 million net of earnings through the date of sale. This loss was reflected on Mercury's 1997 first quarter consolidated statement of income.

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

6.   Contingencies and Legal Matters.

The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate previously reported financial information for prior years and interim earnings for 1996 as a result of the discovery of accounting irregularities. As of February 15, 1998, forty-four actions against the Company are pending in United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in the Delaware Chancery Court. One case is pending in Hamilton County, Ohio, Municipal Court. The complaints seek compensatory damages, attorneys' fees and costs.

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

On January 10, 1997, the Company entered into an agreement (the "Agreement") with BankBoston Corporation ("BankBoston") pursuant to which the Company was to acquire all of the outstanding stock of Fidelity Acceptance Corporation, a subsidiary of BankBoston, in return for the issuance of approximately 32.7 million shares of the Company's common stock. On January 30, 1997, BankBoston notified the Company that it was terminating the Agreement as a result of breaches of the Agreement resulting from the accounting irregularities described above. On July 10, 1997, BankBoston notified Mercury that BankBoston intended to seek appropriate compensation for its damages resulting from such breaches. This claim was settled in January, 1998 for a payment in the amount of $1,600,000. Such amount will be recorded as a charge to fourth quarter 1997 earnings.

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

No provision has been made in the consolidated financial statements for the costs or expenses that have been or will be incurred subsequent to March 31, 1997 with respect to any of the above matters.

7.   Income Taxes.

The Taxpayer Relief Act of 1997 (the "Act") was signed into law in August 1997. A provision of the Act is to reduce the Net Operating Loss carryback period from three years to two years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company has reported significant taxable income. For financial reporting purposes, the change in the tax law raises a question as to the realizability of the deferred tax asset that is recorded in the financial statements ($39,260 as of March 31, 1997) because as of January 1, 1998, the reversal of the temporary differences that give rise to the deferred taxes, primarily the allowance for credit losses, can no longer be carried back to periods of taxable income. Accordingly, it is likely that the Company will record a full valuation allowance on all deferred tax assets for temporary differences originated beginning in the third quarter of 1997 and it is expected that any deferred tax assets on the books at December 31, 1997 will require substantial, if not complete, valuation allowances.

In the third quarter of 1997, Mercury elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the year ended December 31, 1996 and expects a taxable loss to be reported for the year ended December 31, 1997. Accordingly, in the third quarter of 1997 for financial reporting purposes, a portion of the previously recorded deferred taxes have been reclassified as currently refundable.

8.   Debt.

As a result of the 1996 net loss, accounting irregularities, and related matters, Mercury violated certain covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company is no longer permitted by the terms of certain debt instruments to pay dividends. None of the Company's debt which has matured by its terms after January 29, 1997 has been repaid, except to the extent provided below. None of the Company's debt which has matured by its terms after January 29, 1997 has been repaid, except to the extent provided below.

                                                 MARCH 31, 1997        MARCH  31, 1996         DEC. 31, 1996

                                                 Balance     Rate      Balance     Rate        Balance     Rate


Senior Debt:
   Commercial paper and short-term loans        $503,619     5.6%     $464,127     5.5%       $525,051     5.6%
   Term notes . . . . . . . . . . . . . .        488,625     7.0%      473,750     7.0%        488,625     7.0%
Subordinated debt . . . . . . . . . . . .         22,500    10.3%       29,500    10.2%         22,500    10.3%

        Total . . . . . . . . . . . . . .     $1,014,744     6.4%     $967,377     6.4%     $1,036,176     6.4%


Under the terms of certain forbearance agreements, the Company made interest payments on senior debt through the date of this report at default rates of interest, subject to a maximum rate of nine percent (9%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreement required the periodic payment of excess cash to be applied as reduction of outstanding principal. As of February 15, 1998, approximately $187 million of principal has been paid to creditors under the forbearance agreement. The Company continues to negotiate with all of its lenders in an attempt to reach a consensual restructuring agreement.

9.   Recent Accounting Pronouncements.

In February, 1997, the FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure". SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. These statements are effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of these statements to have a significant impact on the financial position and results of operations of the Company.

In July, 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income. Management does not expect the adoption of this statement to have a significant impact on the financial position and results of operations of the Company. This statement is effective for financial statements issued for periods beginning after December 15, 1997.


               MERCURY FINANCE COMPANY
               CONSOLIDATED AVERAGE BALANCE SHEETS
               PERIODS ENDED MARCH 31
                    (Unaudited)

                                                                                          Three Months Ended

(Dollars in thousands)                                                                    1997         1996


ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $23,374      $14,009
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        217,189      232,120
Finance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,143,272    1,202,447
   Less allowance for finance credit losses . . . . . . . . . . . . . . . . . . .       (104,673)     (47,772)
   Less nonrefundable dealer reserves . . . . . . . . . . . . . . . . . . . . . .        (85,028)     (60,061)

   Finance receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        953,571    1,094,614

Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,418            0
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         95,906       69,553
Deferred acquisition costs and present value of profits . . . . . . . . . . . . .         53,156       30,261
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,308       20,287
Furniture, fixtures and equipment, net of accumulated depreciation  . . . . . . .          7,155        7,438
Other assets (including repossessions & goodwill) . . . . . . . . . . . . . . . .         80,423       96,624

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,519,500   $1,564,906

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . .       $514,335     $477,059
Senior debt, term notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        488,625      456,250
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,500       29,500
Accounts payable and other liabilities  . . . . . . . . . . . . . . . . . . . . .         76,031       72,516
Unearned premium and claim reserve  . . . . . . . . . . . . . . . . . . . . . . .        233,512      191,999
Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,735       74,225
Reserve for loss on sale of Lyndon  . . . . . . . . . . . . . . . . . . . . . . .         14,764            0
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0        3,100

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,373,502    1,304,649

STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        177,810      176,529
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,392          330
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,297      119,924
Unrealized gain on available for sale securities  . . . . . . . . . . . . . . . .            163        1,155
Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (53,664)     (37,681)

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .        145,998      260,257

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,519,500   $1,564,906

NUMBER OF DAYS                                                                                90           91
MONTHS COMPLETED                                                                               3            3
RATIOS (Annualized)
Return on average equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (92.13)%      25.51%
Return on average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8.85)%       4.24%
Yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19.91%      19.08%
Rate on interest bearing liabilities  . . . . . . . . . . . . . . . . . . . . . .            8.19%       6.70%
Net interest margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13.73%      14.58%


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

OVERVIEW

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

During the first quarter of 1997, the Board of Directors hired the services of a crisis manager to assist in the operation of the business. In addition, an investment banker was retained to assist in the refinancing of existing debt and/or explore strategic alternatives. The Company has also been named as a defendant in a variety of lawsuits generally arising from the restatement of previously reported financial information.

As a result of the net loss incurred in 1996, accounting irregularities, and related matters, Mercury violated covenants thereby permitting the holders of its debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. Accordingly, the Company has been accruing interest expense at default rates of interest since February 10, 1997.

Mercury continued to experience fierce competition in 1997 both from growing specialty finance companies similar to Mercury and from traditional financial institutions which reduced credit standards to obtain higher yields. Mercury had previously responded to the competitive pressures by reducing its credit standards while accepting lower pricing on sales finance contracts and introducing new products that ultimately proved to be unprofitable. The Company also continued to experience a high level of turnover at the branch manager and staff levels. These factors resulted in a higher level of delinquencies and charge-offs in 1997.

The high provision for credit losses as a result of higher delinquencies and charge-offs combined with interest expense at default rates caused the Company to incur an operating loss for the three month period ended March 31, 1997. Mercury's operating subsidiaries commenced operations in February 1984 for the purpose of penetrating the market for small dollar amount consumer loans (average of $3,000 or less). The initial focus was toward small, short term, direct installment loans made to the U.S. military servicemen. Building on this direct lending niche, Mercury has also built a substantial, diversified consumer finance portfolio by acquiring individual installment sales finance contracts from automobile dealers and retail vendors. Substantially all of Mercury's borrowers are "non-prime" borrowers. These are borrowers which generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies.

Mercury's sales finance contracts and loans range for periods from 3 months to 48 months at annual interest rates ranging, with minor exception, from 18% to 40%. Generally all loans are repayable in monthly installments. Late payment fees generally are assessed to accounts which fail to make their scheduled payments within 10 days of the scheduled due date.

The following is management's discussion and analysis of the consolidated financial condition of the Company at March 31, 1997 (unaudited) when compared with March 31, 1996 (unaudited) and December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company decreased 3% to $1,495.6 million from $1,534.8 million at March 31, 1996. Finance receivables decreased 6.71% to $1,126.1 million at March 31, 1997 from $1,207.1 million at March 31, 1996. During the period from December 31, 1996 through March 31, 1997, total assets and finance receivables decreased 3.1% and 4.1%, respectively. Total assets and finance receivables decreased as a result of lower level of originations due to stricter credit standards and the disruption caused by the accounting irregularities.

The Company's offices in Florida, Texas and Louisiana accounted for approximately 17.0%, 16.5%, and 8.6%, respectively, of all sales and direct finance receivables. The total number of offices at March 31, 1997 was 289 compared to 282 at March 31, 1996 and 287 at December 31, 1996.

The Company closed 38 branches in the second quarter of 1997 which were considered to be duplicative or under-performing. The costs related to the closings consisted primarily of lease settlements and write-offs of leasehold improvements aggregated $325,000.

In December, 1997, Mercury announced the implementation of a business plan that included the closing of an additional 70 branches. These branches are being closed because they are either unprofitable or considered redundant in view of the location of nearby branches. The additional closings are estimated to result in a decrease in the portfolio of approximately $250 million over the next twelve to eighteen months. The closings will not be treated as discontinued operations, however, a provision will be recorded in the fourth quarter of 1997 to cover the costs of the closings which are estimated to be $4,000,000.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                             MARCH 31,         MARCH 31,         DECEMBER 31,
                                                               1997              1996               1996


 GROSS FINANCE RECEIVABLES
 Sales . . . . . . . . . . . . . . . . . . . . . . .        $1,117,535        $1,282,264          $1,159,848
 Direct  . . . . . . . . . . . . . . . . . . . . . .           151,659           141,876             152,633
 Total gross finance receivables . . . . . . . . . .         1,269,194         1,424,140           1,312,481
 Less:    Unearned finance charges . . . . . . . . .          (218,428)         (243,868)           (228,405)
          Unearned commissions, insurance
            premiums and insurance claim
            reserves . . . . . . . . . . . . . . . .            (8,326)           (8,400)             (7,253)
 Sales and direct finance receivables  . . . . . . .         1,042,440         1,171,872           1,076,823

 Credit card                                                    83,679            35,245              83,600
 Total finance receivables                                  $1,126,119        $1,207,117          $1,160,423


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

In the third quarter of 1996, Mercury adopted a loss reserving methodology commonly referred to as "static pooling." The static pooling methodology provides that the Company stratify the components of its sales finance receivable portfolio (i.e., dealer reserve, principal loan balances and related chargeoffs) into separately identified pools based upon the period the loans were acquired. Mercury defines a pool as loans acquired within a given month whereas others in the industry may use a quarterly basis.

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

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three month periods ended March 31 (dollars in thousands):

                                                                              1997             1996


Balance at beginning of period  . . . . . . . . . . . . . . . . . .          $97,762          $46,366
Provision charged to expense  . . . . . . . . . . . . . . . . . . .           30,462           18,611
Finance receivables charged-off, net of recoveries  . . . . . . . .          (16,640)         (15,799)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . .         $111,584          $49,178

Allowance as a percent of sales and direct finance
  receivables outstanding at end of period  . . . . . . . . . . . .            10.70%            4.20%


The provision for credit losses in 1997 has been compiled using the static pooling methodology, whereas the 1996 provision was compiled under a previous methodology.

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

                                                                                    1997            1996


 Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . .     $      89,378   $      61,961
 Discounts acquired on new volume  . . . . . . . . . . . . . . . . . . . .            13,994          20,425
 Losses absorbed, net of recoveries  . . . . . . . . . . . . . . . . . . .           (22,695)        (24,225)

 Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      80,677   $      58,161


Note that under the static pooling methodology adopted by Mercury, the nonrefundable dealer reserves at March 31, 1997 are not available to offset current losses but will be made available in the future. The March 31, 1996 nonrefundable reserves were computed under the previous methodology whereby they are available for current losses. The reduction in discounts acquired in 1997 is due primarily to lower new loan volume and lower discounts acquired on a percentage basis per loan.

DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. At March 31, 1997 the Company had total debt of $1,014.7 million which compares with $967.4 million at March 31, 1996.

In addition to the Company's outstanding debt the Company had available through January 7, 1998 a $50 million revolving credit facility that is secured by all of Mercury's finance receivables. $10 million was outstanding under this facility at March 31, 1997 which was repaid during the second quarter of 1997.

As a result of the 1996 net loss, accounting irregularities, and related matters, Mercury violated its covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company is no longer permitted by the terms of certain debt instruments to pay dividends. None of the Company's debt which has matured by its terms after January 29, 1997 has been repaid, except to the extent provided below.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated:

                                                 MARCH 31, 1997        MARCH  31, 1996         DEC. 31, 1996

                                                 Balance     Rate      Balance     Rate        Balance     Rate


Senior Debt:
   Commercial paper and short-term loans        $503,619     5.6%     $464,127     5.5%       $525,051     5.6%
   Term notes . . . . . . . . . . . . . .        488,625     7.0%      473,750     7.0%        488,625     7.0%
Subordinated debt . . . . . . . . . . . .         22,500    10.3%       29,500    10.2%         22,500    10.3%

        Total . . . . . . . . . . . . . .     $1,014,744     6.4%     $967,377     6.4%     $1,036,176     6.4%


Under the terms of certain forbearance agreements, the Company made interest payments on senior debt through the date of this report at default rates of interest, subject to a maximum rate of nine percent (9%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreement required the periodic payment of excess cash to be applied as reduction of outstanding principal. Through February 15, 1998, approximately $187 million of principal has been paid to creditors under the forbearance agreements. The Company continues to negotiate with all of its lenders in an attempt to reach a consensual restructuring agreement.

STOCKHOLDERS' EQUITY

Total stockholders' equity at March 31, 1997 was $123.1 million which compares with $261.0 million at March 31, 1996 and $168.9 million at December 31, 1996. For the three months ended March 31, 1997 the Company had a net loss of $33.2 million and on January 14, 1997, declared dividends of $12.9 million (payment of such dividends was subsequently suspended on February 6, 1997). Eligible employees of Mercury exercised options to purchase shares resulting in $1.9 million being added to the equity of the Company.

At March 31, 1997 stockholders' equity stated as a percent of total assets was 8.2% which compares with 17.0% at March 31, 1996 and 10.9% at December 31, 1996.


RESULTS OF OPERATIONS

NET INCOME/(LOSS)

For the three months ended March 31, 1997 the Company had a net loss of $33.2 million compared to net income of $16.5 million for the three months ended March 31, 1996. The decrease in net income is primarily attributable to the increase in the provision for credit losses, the incurrence of non-operating expenses relating to the investigation and restructuring of the business, the recording of the loss on the sale of Lyndon and the default rate of interest expense beginning February 10, 1997.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1997 the Company's net interest income decreased 11% to $46.1 million when compared with $52.0 million in 1996. The net interest margin (annualized) which is the ratio of net interest income before provision for finance credit losses divided by average interest earning assets was 13.73% in 1997 compared with 14.58% in 1996. The change in net interest margin is primarily attributable to increase in interest rates to default levels beginning February 10, 1997. The following table summarizes the amount of the net interest margin for the three months ended March 31 (dollars in thousands):

                                                  1997                                       1996
                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid


Interest bearing assets . . . .  $1,360,461       $66,780      19.91%       $1,434,567       $68,049     19.08%
Interest bearing liabilities  .   1,025,460        20,716       8.19%          962,809        16,037      6.70%

Net . . . . . . . . . . . . . .    $335,001       $46,064      11.72%         $471,758       $52,012     12.38%

Net interest margin as a
percentage of average interest
earning assets  . . . . . . . .                               13.73%                                    14.58%


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

For the three months ended March 31, 1997, the Company experienced increases in its insurance premiums compared to the comparable year earlier period due to increased volume at Lyndon. The following table summarizes the amounts earned from these products for the three months ended March 31 (dollars in thousands):

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                             1997        1996


Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23,220      16,071
Fees, commissions and other . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,503       3,940

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $26,723     $20,011

Other income as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.97%       5.61%


OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

During 1997 other operating expenses increased 54.5% over 1996. The increase was primarily related to increased volume at Lyndon. The following table summarizes the components of other expenses for the three months ended March 31 (dollars in thousands):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                             1997        1996


Salaries and employees benefits . . . . . . . . . . . . . . . . . . . . . . . . .          $14,644      $13,323
Insurance claims expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,715        5,356
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,642        9,148

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $43,001      $27,827

Other expenses as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . . . . . . . . . . . . . .           12.82%        7.80%


OTHER NON-OPERATING EXPENSES

Non-operating expenses of $5.1 million for the three months ended March 31, 1997, include the costs of the investigation of the accounting irregularities, professional fees related to the negotiations with creditors, legal defense of the Company with respect to the class action lawsuits, the costs of the interim financing facility, a portion of the fees for the crisis management team and the costs of the audit examination of the 1996 financial statements.

INCOME TAXES

The Company recorded a benefit for income taxes in 1997 due to reporting a pre-tax loss. The effective tax rate was 6.1% in 1997 and 35.5% in 1996. The lower effective tax rate in 1997 is due to the loss recorded on the sale of Lyndon being not deductible for tax purposes.

The Taxpayer Relief Act of 1997 (the "Act") was signed into law in August 1997. A provision of the Act is to reduce the Net Operating Loss carryback period from three years to two years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company has reported significant taxable income. For financial reporting purposes, the change in the tax law raises a question as to the realizability of the deferred tax asset that is recorded in the financial statements ($39,260 as of March 31, 1997) because as of January 1, 1998, the reversal of the temporary differences that give rise to the deferred taxes, primarily the allowance for credit losses, can no longer be carried back to periods of taxable income. Accordingly, it is likely that the Company will record a full valuation allowance on all deferred tax assets for temporary differences originated beginning in the third quarter of 1997 and it is expected that any deferred tax assets on the books at December 31, 1997 will require substantial, if not complete, valuation allowances.

In the third quarter of 1997, Mercury elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury recognizes as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the year ended December 31, 1996 and expects a taxable loss to be reported for the year ended December 31, 1997. Accordingly, in the third quarter of 1997 for financial reporting purposes, a portion of the previously recorded deferred taxes have been reclassified as currently refundable.


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

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                             1997        1996


Loss provision charged to income  . . . . . . . . . . . . . . . . . . . . . . . .          $30,462     $18,611
Net charge-offs against allowance . . . . . . . . . . . . . . . . . . . . . . . .           16,640      15,799
Net charge offs against nonrefundable dealer reserves . . . . . . . . . . . . . .           22,695      24,225
Allowance for finance credit losses at end of period  . . . . . . . . . . . . . .          111,584      49,178
Dealer reserves at end of period  . . . . . . . . . . . . . . . . . . . . . . . .           80,677      58,161

Ratios:

Net charge offs annualized against allowance
  to average total finance receivables  . . . . . . . . . . . . . . . . . . . . .            5.90%       5.28%
Net charge offs annualized against nonrefundable dealer
  reserves to average total finance receivables . . . . . . . . . . . . . . . . .            8.05%       8.10%
Allowance for finance credit losses to total gross finance
  receivables at end of period  . . . . . . . . . . . . . . . . . . . . . . . . .            8.79%       3.45%
Dealer reserves to gross sales finance receivables
  at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.22%       4.54%


DELINQUENCIES AND REPOSSESSIONS

If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):

                                       March 31, 1997            March 31, 1996          December 31, 1996


Delinquent gross receivables                40,331                    47,072                  52,008
Bankrupt accounts                           41,036                    25,948                  17,499
Repossessed assets                           5,688                     4,925                   6,700
Total                                      $87,055                   $77,945                  76,207

Delinquent gross receivables and
  bankrupt accounts to gross
  finance receivables                        6.41%                     5.13%                   5.30%

Delinquent gross receivables,
  bankrupt accounts and repossessed
  assets to gross finance
  receivables plus repossessed assets        6.83%                     5.45%                   5.78%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

CREDIT CARD PROGRAM

The Company has a portfolio of approximately $84 million of receivables relating to a credit card program that had originations in both late 1995 and late 1996. This program generated losses prior to the allocations of interest expense of $1.0 million in the first three months of 1997.


LIQUIDITY AND FINANCIAL RESOURCES

The Company has been acquiring loans by using the cash flow from cash collections on finance receivables and with funds drawn on its revolving line of credit. Prior to January 1997, Mercury also used commercial paper extensively to fund its operations.

The primary debt of the Company is in the form of senior commercial paper, senior term notes and subordinated debt, which totaled $1,015 million at March 31, 1997, $1,036 million at December 31, 1996 and $967 million at March 31, 1996. As a result of the Company's announcement regarding the discovery of the accounting irregularities, the Company is in default of its credit agreements.

Under the terms of certain forbearance agreements, the Company made interest payments on senior debt through the date of this report at default rates of interest, subject to a maximum rate of nine percent (9%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreement required the periodic payment of excess cash to be applied as reduction of outstanding principal. Through February 15, 1998, approximately $187 million of principal has been paid to creditors under the forbearance agreements. The Company continues to negotiate with all of its lenders in an attempt to reach a consensual restructuring agreement.

In February 1997, Mercury entered into a separate agreement with Bank of America Business Credit wherein Bank of America agreed to provide a $50 million line of credit collateralized by all of the finance receivables which expires January 7, 1998. At March 31, 1997, $10 million was outstanding. The $10 million was repaid in the second quarter of 1997 and Mercury permitted the facility to expire according to its terms in January, 1998.


DISPOSITION OF LYNDON

During 1997, Lyndon's claims paying ability was downgraded by A.M. Best to a rating of B with negative implications. This action, together with regulatory concerns and the liquidity needs of Mercury, caused Mercury to decide to dispose of Lyndon. On March 28, 1997, Mercury executed a Stock Purchase Agreement with Frontier Insurance Group, Inc. ("Frontier") for the sale of Lyndon to Frontier for $92 million. The sale, which closed on June 3, 1997, resulted in a loss to Mercury of approximately $25 million net of earnings through the date of sale and is reflected in the financial statements included in this filing.
Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon will not be tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.


CONTINGENCIES AND LEGAL MATTERS

The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate previously reported financial information for prior years and interim earnings for 1996 as a result of the discovery of accounting irregularities. As of February 15, 1998, forty-four actions against the Company are pending in United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in the Delaware Chancery Court. One case is pending in Hamilton County, Ohio, Municipal Court. The complaints seek compensatory damages, attorneys' fees and costs,.

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

On January 10, 1997, the Company entered into an agreement (the "Agreement") with BankBoston Corporation ("BankBoston") pursuant to which the Company was to acquire all of the outstanding stock of Fidelity Acceptance Corporation, a subsidiary of BankBoston, in return for the issuance of approximately 32.7 million shares of the Company's common stock. On January 30, 1997, BankBoston notified the Company that it was terminating the Agreement as a result of breaches of the Agreement resulting from the accounting irregularities described above. On July 10, 1997, BankBoston notified Mercury that BankBoston intended to seek appropriate compensation for its damages resulting from such breaches. This claim was settled in January, 1998 for a payment in the amount of $1,600,000. Such amount will be recorded as a charge to fourth quarter 1997 earnings.

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

No provision has been made in the consolidated financial statements for the costs or expenses that have been or will be incurred subsequent to March 31, 1997 with respect to any of the above matters.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 2.   Changes in Securities - Not Applicable.

Item 3. Defaults Upon Senior Securities - See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - The following Current Reports on Form 8-K were filed during the first quarter of 1997:

               (i)    Item 5 and Item 7 Current Report on Form 8-K filed
                      January 14, 1997
               (ii)   Item 5 and Item 7 Current Report on Form 8-K filed
                      January 29, 1997
               (iii) Item 5 and Item 7 Current Report on Form 8-K filed February 3, 1997
               (iv) Item 5 and Item 7 Current Report on Form 8-K filed February 6, 1997
               (v) Item 5 and Item 7 Current Report on Form 8-K filed February 11, 1997
               (vi) Item 2, Item 5 and Item 7 Current Report on Form 8-K filed February 13, 1997
               (vii) Item 5 and Item 7 Current Report on Form 8-K filed February 19, 1997
               (viii) Item 4 and Item 7 Current Report on Form 8-K filed
                      February 25, 1997
               (ix) Item 5 and Item 7 Current Report on Form 8-K filed February 27, 1997
               (x)    Item 5 and Item 7 Current Report on Form 8-K filed
                      March 4, 1997
               (xi)   Item 5 and Item 7 Current Report on Form 8-K filed
                      March 5, 1997
               (xii)  Item 5 and Item 7 Current Report on Form 8-K filed
                      March 11, 1997
               (xiii) Item 5 and Item 7 Current Report on Form 8-K filed
                      March 11, 1997
               (xiv)  Item 5 and Item 7 Current Report on Form 8-K filed
                      March 13, 1997
               (xv)   Item 5 and Item 7 Current Report on Form 8-K filed
                      March 28, 1997






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MERCURY FINANCE COMPANY
                                  (Registrant)



Date:          February 26, 1998        /s/  William A. Brandt, Jr.
                                             William A. Brandt, Jr.
                                             President and
                                             Chief Executive Officer


Date:         February 26, 1998         /s/  Patrick J. O'Malley
                                             Patrick J. O'Malley
                                             Principal Financial and
                                             Accounting Officer


                                INDEX OF EXHIBITS


     Exhibit No.                        Description


          11.                      Computation of Net Income Per Share

          27.                      Financial Data Schedule