Form 10-Q
period 1997-06-30
MERCURY FINANCE CO
filed 1998-02-26
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended June 30, 1997                  Commission File No. 1-10176


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


Common Stock - $1 par value, 177,900,671 shares as of August 15, 1997. Treasury Stock - 5,402,957 shares as of August 15, 1997

                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                              PAGE
PART I  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets . . . . . . . . . . . .    1
        Consolidated Statements of Income . . . . . . . . .    2
        Consolidated Statements of Changes i
          Stockholders' Equity  . . . . . . . . . . . . . .    3
        Consolidated Statements of Cash Flows . . . . . . .    4
        Notes to Condensed Consolidated Financial
          Statements  . . . . . . . . . . . . . . . . . . .    5
        Consolidated Average Balance Sheets . . . . . . . .   11
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS . . . . . . . . . . . . . . . . . . .   12
PART II OTHER INFORMATION
Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .   27
Item 2. Changes in Securities . . . . . . . . . . . . . . .   27
Item 3. Defaults Upon Senior Securities . . . . . . . . . .   27
Item 4. Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . . .   27
Item 5. Other Information . . . . . . . . . . . . . . . . .   27
Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . .   27
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .   28
INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .   29
        Exhibit No. 11 - Computation of Net Income
         Per Share  . . . . . . . . . . . . . . . . . . . .   30
        Exhibit No. 27 - Financial Data Schedule  . . . . .   32

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MERCURY FINANCE COMPANY
                    CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                          June 30             December 31
                                                                         1997          1996            1996
                                                                              (unaudited)


ASSETS
Cash and cash equivalents (restricted cash - Note 5)  . . . . .         $130,909       $4,890        $20,957
Investments   . . . . . . . . . . . . . . . . . . . . . . . . .                0      211,773        212,957
Finance receivables . . . . . . . . . . . . . . . . . . . . . .        1,095,779    1,194,417      1,160,423
Less allowance for finance credit losses  . . . . . . . . . . .         (123,604)     (73,659)       (97,762)
Less nonrefundable dealer reserves  . . . . . . . . . . . . . .          (71,365)     (53,650)       (89,378)

Finance receivables, net  . . . . . . . . . . . . . . . . . . .          900,810    1,067,108        973,283

Deferred income taxes, net  . . . . . . . . . . . . . . . . . .           48,320       27,546         33,356
Income taxes receivable . . . . . . . . . . . . . . . . . . . .           50,638       19,247         53,764
Furniture, fixtures and equipment, net of accumulated
 depreciation . . . . . . . . . . . . . . . . . . . . . . . . .            6,263        7,936          7,266
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,034       14,869         14,463
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . .                0       61,027         93,458
Deferred acquisition costs and present value of future
  profits . . . . . . . . . . . . . . . . . . . . . . . . . . .                0       45,512         62,809
Other assets (including repossessions)  . . . . . . . . . . . .           29,808       73,874         71,047

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .       $1,180,782   $1,533,782     $1,543,360

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper and notes . . . . . . . . . . . .         $493,619     $414,918       $525,051
Senior debt, term notes . . . . . . . . . . . . . . . . . . . .          488,625      533,750        488,625
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . .           22,500       26,000         22,500
Accounts payable and other liabilities  . . . . . . . . . . . .           60,682       57,375         81,282
Unearned premium and claim reserves . . . . . . . . . . . . . .                0      201,999        239,573
Reinsurance payable . . . . . . . . . . . . . . . . . . . . . .                0       46,151         17,444

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .        1,065,426    1,280,193      1,374,475

Contingencies (See Note 6)

SHAREHOLDERS' EQUITY
Common stock - $1.00 par value per share:
          300,000,000 shares authorized
          Jun 30 1997 - 177,900,671 shares outstanding
          Jun 30 1996 - 177,403,354 shares outstanding
          Dec 31 1996 - 177,719,447 shares outstanding  . . . .          177,901      177,403        177,719
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .            8,244        4,113          6,539
Retained earnings (deficit) . . . . . . . . . . . . . . . . . .          (17,125)     110,428         37,349
Unrealized appreciation/(depreciation) on available-for-sale
  securities, net of tax  . . . . . . . . . . . . . . . . . . .                0         (130)           942
Treasury stock - Jun 30, 1997 - 5,402,957 shares at cost
                   Jun 30, 1996 - 3,996,557 shares at cost
                   Dec 31, 1996 - 5,402,957 shares at cost  . .          (53,664)     (38,225)       (53,664)

TOTAL STOCKHOLDERS' EQUITY          . . . . . . . . . . . . . .          115,356      253,589        168,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .       $1,180,782   $1,533,782     $1,543,360


                                   See accompanying notes to consolidated financial statements.

               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF INCOME
               PERIODS ENDED JUNE 30
                    (Unaudited)

                                                                Three Months Ended        Six Months Ended

(Dollars in thousands, except per share amounts)                    1997       1996          1997        1996


INTEREST INCOME
Finance charges and loan fees . . . . . . . . . . . .          $59,736       $65,251      $123,227   $130,418
Investment income . . . . . . . . . . . . . . . . . .            2,769         2,916         6,058      5,798

Total finance charges, fees and
  investment income . . . . . . . . . . . . . . . . .           62,505        68,167       129,285    136,216
Interest expense  . . . . . . . . . . . . . . . . . .           23,549        15,983        44,265     32,020

Net interest income before provision for
  finance credit losses . . . . . . . . . . . . . . .           38,956         52,184       85,020    104,196
Provision for finance credit losses . . . . . . . . .           24,544        40,498        55,006     59,109

Net interest income after provision for finance
  credit losses . . . . . . . . . . . . . . . . . . .           14,412        11,686        30,014     45,087

OTHER INCOME
Insurance premiums  . . . . . . . . . . . . . . . . .            9,871        21,357        33,091     37,428
Fees, commissions and other income  . . . . . . . . .            3,068         4,212         6,571      8,152

Total other income  . . . . . . . . . . . . . . . . .           12,939        25,569        39,662     45,580

OTHER EXPENSES
Salaries and employee benefits  . . . . . . . . . . .           15,775        13,301        30,419     26,624
Occupancy expense . . . . . . . . . . . . . . . . . .            1,589         1,479         3,144      2,921
Equipment expense . . . . . . . . . . . . . . . . . .              973           798         1,825      1,493
Data processing expense . . . . . . . . . . . . . . .              549           627         1,092      1,350
Incurred insurance claims and other
  underwriting expense  . . . . . . . . . . . . . . .            3,540        11,199        20,255     16,555
Other operating expenses  . . . . . . . . . . . . . .           10,258         8,008        18,950     14,296

Total other expenses  . . . . . . . . . . . . . . . .           32,684        35,412        75,685     63,239

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . .           (5,333)        1,843        (6,009)    27,428
NON-OPERATING EXPENSES
Income from Lyndon due to buyer (Note 5)  . . . . . .            2,025             0         2,025          0
Loss on sale of Lyndon (Note 5) . . . . . . . . . . .                0             0        29,528          0
Other non-operating expenses  . . . . . . . . . . . .            5,453             0        10,582          0

Total non-operating expenses  . . . . . . . . . . . .            7,478             0        42,135          0

Income/(loss) before income taxes . . . . . . . . . .          (12,811)        1,843       (48,144)    27,428
Provision for income taxes/(credit for
 income taxes)  . . . . . . . . . . . . . . . . . . .           (4,442)          175        (6,607)     9,252

NET INCOME/(LOSS)                                              ($8,369)       $1,668      ($41,537)   $18,176

NET INCOME/(LOSS) PER COMMON SHARE  . . . . . . . . .           ($0.05)        $0.01        ($0.24)     $0.10

Weighted average number of common and common
  share equivalents outstanding (Thousands) . . . . .          172,498       173,937       172,481    173,998


                                   See accompanying notes to consolidated financial statements.

               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' EQUITY
               PERIODS ENDED JUNE 30
                    (Unaudited)

                                                                 Three Months Ended        Six Months Ended

(Dollars in thousands)                                           1997          1996          1997        1996


COMMON STOCK
Balance at beginning of period  . . . . . . . . . . .         $177,901      $176,580      $177,719   $176,478
Stock options exercised . . . . . . . . . . . . . . .                0         1,085           182      1,187
Stock traded in to exercise stock options . . . . . .                0          (262)            0       (262)

Balance at June 30  . . . . . . . . . . . . . . . . .         $177,901      $177,403      $177,901   $177,403

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . .           $8,244          $621        $6,539        $39
Stock options exercised . . . . . . . . . . . . . . .                0         3,492         1,705      4,074

Balance at June 30  . . . . . . . . . . . . . . . . .           $8,244        $4,113        $8,244     $4,113

RETAINED EARNINGS/(DEFICIT)
Balance at beginning of period  . . . . . . . . . . .          ($8,756)     $121,709       $37,349   $118,138
Net income/(loss) . . . . . . . . . . . . . . . . . .           (8,369)        1,668       (41,537)    18,176
Dividends . . . . . . . . . . . . . . . . . . . . . .                0       (12,949)      (12,937)   (25,886)

Balance at June 30  . . . . . . . . . . . . . . . . .         ($17,125)     $110,428      ($17,125)  $110,428

UNREALIZED APPRECIATION/
  (DEPRECIATION) ON AVAILABLE FOR
  SALE SECURITIES
Balance at beginning of period  . . . . . . . . . . .            ($617)         $341          $942     $1,969
Change during the period  . . . . . . . . . . . . . .              617          (471)         (942)    (2,099)

Balance at June 30  . . . . . . . . . . . . . . . . .               $0         ($130)           $0      ($130)

TREASURY STOCK
Balance at beginning of period  . . . . . . . . . . .         ($53,664)     ($38,225)     ($53,664)   ($37,137)
Purchases . . . . . . . . . . . . . . . . . . . . . .                0             0             0      (1,088)

Balance at June 30  . . . . . . . . . . . . . . . . .         ($53,664)     ($38,225)     ($53,664)   ($38,225)

Total stockholders' equity at June 30 . . . . . . . .         $115,356      $253,589      $115,356    $253,589


                                   See accompanying notes to consolidated financial statements.

               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               PERIODS ENDED JUNE 30
                    (Unaudited)

                                                                Three Months Ended        Six Months Ended

(Dollars in thousands)                                           1997          1996          1997        1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . .          $(8,369)       $1,668      ($41,537)   $18,176
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Provision for finance credit losses  . . . . . . .           24,544        40,498        55,006     59,109
   Credit for deferred income taxes . . . . . . . . .           (3,452)       (8,326)       (9,356)    (6,193)
   Loss on sale of Lyndon . . . . . . . . . . . . . .                0             0        29,528          0
   Gain/(loss) on sale of
     available-for-sale securities  . . . . . . . . .              (12)         (471)          (12)    (2,099)
   Depreciation and amortization  . . . . . . . . . .              738         1,492         1,477      2,220
   Net change in reinsurance receivable . . . . . . .           (1,392)      (11,883)       (6,287)    28,935
   Net change in deferred acquisition costs and
     present value of future profits  . . . . . . . .           (3,833)       (8,233)       15,473    (22,270)
   Net change in other assets . . . . . . . . . . . .             (300)      (13,945)       12,352     (6,335)
   Net change in reinsurance payable  . . . . . . . .                0         2,783        12,582    (58,930)
   Net change in unearned premium and
     claim reserves . . . . . . . . . . . . . . . . .             (265)       13,763       (12,388)     6,238
   Net change in other liabilities  . . . . . . . . .           (6,365)      (17,386)      (29,805)   (22,154)
   Net change in non refundable dealer reserves . . .           (9,312)       (4,511)      (18,013)    (8,311)

         Net cash provided (used) in operating
           activities . . . . . . . . . . . . . . . .          (8,018)        (4,551)        9,020    (11,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance receivables  . . . . .          177,206       239,704       374,258    480,849
Finance receivables originated or acquired  . . . . .         (159,390)     (243,021)     (338,776)  (509,306)
Net change in investments . . . . . . . . . . . . . .           16,181        10,423         6,553     30,270
Proceeds from sale of Lyndon, net of cash sold  . . .           88,884             0        88,884          0
Net (purchases)/sales of premises and
  equipment . . . . . . . . . . . . . . . . . . . . .              256        (1,372)          (45)    (2,729)

         Net cash provided (used) in investing
           activities . . . . . . . . . . . . . . . .          123,137         5,734       130,874       (916)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments)/issuances of senior debt,
  commercial paper and notes  . . . . . . . . . . . .          (10,000)        7,291       (31,432)    16,428
Treasury stock acquired . . . . . . . . . . . . . . .                0             0             0     (1,088)
Dividends paid  . . . . . . . . . . . . . . . . . . .                0       (12,949)            0    (25,886)
Stock options exercised . . . . . . . . . . . . . . .                0         4,315         1,490      4,999

         Net cash provided/(used) in financing
           activities . . . . . . . . . . . . . . . .          (10,000)       (1,343)      (29,942)    (5,547)
         Net increase/(decrease) in cash and
           equivalents  . . . . . . . . . . . . . . .          105,119          (160)      109,952    (18,077)

CASH AND EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . . . . . . . . .           25,790         5,050        20,957     22,967

CASH AND EQUIVALENTS AT END
  OF PERIOD . . . . . . . . . . . . . . . . . . . . .         $130,909        $4,890      $130,909     $4,890

SUPPLEMENTAL DISCLOSURES
   Income taxes paid to federal and
      state government  . . . . . . . . . . . . . . .              $35       $21,369           $35    $29,706
   Interest paid to creditors . . . . . . . . . . . .          $22,786        $7,935       $40,249    $12,932

                                   See accompanying notes to consolidated financial statements.

                             MERCURY FINANCE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

2.   Per Share Amounts.

Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding. All per share amounts have been adjusted to reflect all stock splits declared by the Company. As the Company incurred a net loss for the three months and six months ended June 30, 1997, common share equivalents would be anti-dilutive to earnings per share and have not been included in the weighted average shares calculation.

The Company has determined that the implementation of SFAS 128 "Earnings Per Share", would have had no effect on the calculated earnings per share for the three months and six months ended June 30, 1997. This standard prescribes that when computing the dilution of options, the Company is to use its average stock price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by APB Opinion 15. As the options are excluded from the calculation due to the anti-dilutive characteristics indicated above, there is no effect on the earnings per share calculation.

3.   Reclassification.

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

5.   Disposition of Lyndon.

On June 3, 1997, Mercury sold all of the outstanding shares of Lyndon Insurance Group and its subsidiaries pursuant to a Stock Purchase Agreement dated
March 28, 1997. The aggregate purchase price was $92 million. In order to assure the delivery of clear title, Mercury was required to deposit ten percent of the sales price, or $9.2 million, into a cash escrow account. This is classified with cash and cash equivalents on the June 30, 1997 balance sheet. The escrow deposit was subsequently released to Mercury.

Earnings from Lyndon in the second quarter were $2,025. The 1997 consolidated results of operations of Mercury include the operations of Lyndon through May 31, 1997 although the results since April 1, 1997 were attributable to the buyer as an adjustment to the purchase price. Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company.
As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon will not be tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.

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

No provision has been made in the consolidated financial statements for the costs or expenses that have been or will be incurred subsequent to June 30, 1997 with respect to any of the above matters.

7.   Income Taxes.

The Taxpayer Relief Act of 1997 (the "Act") was signed into law in August 1997. A provision of the Act is to reduce the Net Operating Loss carryback period from three years to two years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company has reported significant taxable income. For financial reporting purposes, the change in the tax law raises a question as to the realizability of the deferred tax asset that is recorded in the financial statements ($48,320 as of June 30, 1997) because as of January 1, 1998, the reversal of the temporary differences that give rise to the deferred taxes, primarily the allowance for credit losses, can no longer be carried back to periods of taxable income. Accordingly, it is likely that the Company will record a full valuation allowance on all deferred tax assets for temporary differences originated beginning in the third quarter of 1997 and it is expected that any deferred tax assets on the books at December 31, 1997 will require substantial, if not complete, valuation allowances.

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

                                                 JUNE 30, 1997         JUNE 30, 1996           DEC. 31, 1996

                                                 Balance     Rate      Balance     Rate        Balance     Rate


Senior Debt:
   Commercial paper . . . . . . . . . . .       $493,619     5.6%     $414,918     5.7%       $525,051     5.6%
   Term notes . . . . . . . . . . . . . .        488,625     7.0%      533,750     7.2%        488,625     7.0%
Subordinated debt . . . . . . . . . . . .         22,500    10.3%       26,000    10.2%         22,500    10.3%

        Total . . . . . . . . . . . . . .     $1,004,744     6.4%     $974,668     6.5%     $1,036,176     6.4%


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


               MERCURY FINANCE COMPANY
               CONSOLIDATED AVERAGE BALANCE SHEETS
               PERIODS ENDED JUNE 30
                    (Unaudited)

                                                                 Three Months Ended          Six Months Ended

(Dollars in thousands)                                           1997          1996          1997        1996


ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . .          $78,350        $4,970       $59,219    $10,969
Investments . . . . . . . . . . . . . . . . . . . . .          110,711       216,985       144,793    225,337
Finance receivables . . . . . . . . . . . . . . . . .        1,110,949     1,200,767     1,127,440  1,199,770
   Less allowance for finance credit losses . . . . .         (117,594)      (61,419)     (110,983)   (56,401)
   Less nonrefundable dealer reserves . . . . . . . .          (76,021)      (55,906)      (80,473)   (57,924)

   Finance receivables, net . . . . . . . . . . . . .          917,334     1,083,442       935,984  1,085,445

Income taxes receivable . . . . . . . . . . . . . . .           50,855        11,154        51,825      4,349
Deferred income taxes . . . . . . . . . . . . . . . .           43,790        23,383        40,312     22,706
Furniture, fixtures and equipment, net of
   accumulated depreciation . . . . . . . . . . . . .            6,653         7,895         6,857      7,604
Reinsurance receivable  . . . . . . . . . . . . . . .           49,177        55,086        63,936     66,711
Deferred acquisition costs and present value of
  future profits  . . . . . . . . . . . . . . . . . .           21,752        41,396        35,437     35,344
Other assets (including repossessions &
  goodwill) . . . . . . . . . . . . . . . . . . . . .           59,587        89,965        68,229     93,997

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . .       $1,338,209    $1,534,276    $1,406,592 $1,552,462

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . .         $498,619      $439,523      $507,430   $456,345
Senior debt, term notes . . . . . . . . . . . . . . .          488,625       503,750       488,625    482,083
Subordinated debt . . . . . . . . . . . . . . . . . .           22,500        27,750        22,500     28,333
Accounts payable and other liabilities  . . . . . . .           65,732        66,066        70,914     67,468
Unearned premium and claim reserve  . . . . . . . . .          113,725       195,118       155,674    195,332
Reinsurance payable . . . . . . . . . . . . . . . . .           15,013        44,760        15,823     64,867
Reserve for loss on Lyndon  . . . . . . . . . . . . .           14,764             0         9,843          0

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . .        1,218,978     1,276,967     1,270,809  1,294,428

STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . .          177,901       176,992       177,840    176,820
Paid in capital . . . . . . . . . . . . . . . . . . .            8,244         2,367         7,676      1,591
Retained earnings/(deficit) . . . . . . . . . . . . .          (12,941)      116,069         3,823    116,758
Treasury stock  . . . . . . . . . . . . . . . . . . .          (53,664)      (38,225)      (53,664)   (37,862)
Unrealized gain/(loss) on available for sale
  investments . . . . . . . . . . . . . . . . . . . .             (309)          106           108        727

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .          119,231       257,309       135,783    258,034

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .       $1,338,209    $1,534,276    $1,406,592 $1,552,462

NUMBER OF DAYS                                                      91            92           181        182
MONTHS COMPLETED                                                     3             3             6          6
RATIOS
Return on average equity  . . . . . . . . . . . . . .         (28.15)%         2.61%      (61.69)%     14.17%
Return on average assets  . . . . . . . . . . . . . .          (2.51)%         0.44%       (5.95)%      2.36%
Yield on average earning assets . . . . . . . . . . .           20.52%        19.34%        20.49%     19.22%
Rate on average interest bearing liabilities  . . . .            9.35%         6.62%         8.76%      6.66%
Net interest margin . . . . . . . . . . . . . . . . .           12.79%        14.80%        13.48%     14.70%


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mercury Finance Company ("Mercury" or the "Company") is a consumer finance company engaged, through its operating subsidiaries, in the business of acquiring individual installment sales finance contracts from automobile dealers and retail vendors, extending short term installment loans directly to consumers and selling credit insurance and other related products.

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

The high provision for credit losses as a result of higher delinquencies and charge-offs combined with interest expense at default rates and the loss on the sale of Lyndon caused the Company to incur an operating loss for the three and six month periods ended June 30, 1997.

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

Mercury's sales finance contracts and loans range from periods from 3 months to 48 months at annual interest rates ranging, with minor exceptions, from 18% to 40%. Generally all loans are repayable in monthly installments. Late payment fees generally are assessed to accounts which fail to make their scheduled payments within 10 days of the schedule due date.

The following is management's discussion and analysis of the consolidated financial condition of the Company at June 30, 1997 (unaudited) when compared with June 30, 1996 (unaudited) and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company decreased 23% to $1,180.8 million from $1,533.8 million at June 30, 1996. Finance receivables decreased 8% to $1,095.8 million at June 30, 1997 from $1,194.4 million at June 30, 1996. During the period from December 31, 1996 through June 30, 1997, total assets and finance receivables decreased 24% and 7%, respectively. Total assets decreased primarily due to the sale of Lyndon. Finance receivables decreased as a result of lower level of originations due to stricter credit standards and the disruption caused by the accounting irregularities.

The Company's offices in Florida, Texas and Louisiana accounted for approximately 16.8%, 16.1% and 8.8%, respectively, of all sales and direct finance receivables, with the remainder being originated in the other 24 states where offices are located. The total number of offices at June 30, 1997 was 263 compared to 287 at June 30, 1996 and 287 at December 31, 1996.

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

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                             JUNE 30, 1997          JUNE 30, 1996           DEC. 31, 1996


GROSS FINANCE RECEIVABLES
Sales . . . . . . . . . . . . . . . . . .      $1,075,474            $1,263,019              $1,159,848
Direct  . . . . . . . . . . . . . . . . .         150,777               144,720                 152,633

Total gross finance receivables . . . . .       1,226,251             1,407,739               1,312,481

Less:    Unearned finance charges . . . .        (209,311)             (241,964)               (228,405)
         Unearned commissions, insurance
           premiums and insurance
           claim reserves . . . . . . . .          (4,391)               (8,096)                 (7,253)

Sales and direct finance receivables  . .      $1,012,549            $1,157,679              $1,076,823

Credit card . . . . . . . . . . . . . . .          83,230                36,738                  83,600

Total finance receivables . . . . . . . .      $1,095,779            $1,194,417              $1,160,423


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

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three and six month periods ended June 30, 1997 and 1996 (dollars in thousands):

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 1997        1996         1997         1996


Balance at beginning of period  . . . . . . . . . . . . .       $111,584    $49,178       $97,762    $46,366
Provision charged to expense  . . . . . . . . . . . . . .         24,544     40,498        55,006     59,109
Finance receivables charged-off, net of recoveries  . . .        (12,524)   (16,017)      (29,164)   (31,816)

Balance at June 30  . . . . . . . . . . . . . . . . . . .       $123,604    $73,659      $123,604    $73,659

Allowance as a percent of sales and direct finance
  receivables outstanding at end of period  . . . . . . .                                   12.21%      6.36%


The provision for credit losses in 1997 has been computed using the static pool methodology whereas the 1996 provision was computed under the previous methodology.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the three and six month periods ended June 30.

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 1997        1996         1997         1996


Balance at beginning of period  . . . . . . . . . . . . .        $80,677    $58,161       $89,378    $61,961
Discounts acquired on new volume  . . . . . . . . . . . .         12,845     18,448        26,789     38,873
Losses absorbed, net of   recoveries  . . . . . . . . . .        (22,157)   (22,959)      (44,802)   (47,184)

Balance at June 30  . . . . . . . . . . . . . . . . . . .        $71,365    $53,650       $71,365    $53,650


Note that under the static pooling methodology adopted by Mercury, the nonrefundable dealer reserves at June 30, 1997 are not available to offset current losses but will be made available in the future. The June 30, 1996 nonrefundable reserves were computed under the previous methodology whereby they are available for current losses. The reduction in discounts acquired in 1997 is due primarily to lower new loan volume and lower discounts acquired on a percentage basis per loan.

DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. At June 30, 1997 the Company had total debt of $1,004.7 million which compares with $974.7 million at June 30, 1996.

In addition to the Company's outstanding debt the Company had available through January 7, 1998 a $50 million revolving credit facility that is secured by all of Mercury's finance receivables. No amounts were outstanding under this facility at June 30, 1997.

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

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated:

                                                  JUNE 30, 1997         JUNE 30, 1996           DEC. 31, 1996

                                                 Balance     Rate      Balance     Rate        Balance     Rate


Senior Debt:
   Commercial paper . . . . . . . . . . .       $493,619     5.6%     $414,918     5.7%       $525,051     5.6%
   Term notes . . . . . . . . . . . . . .        488,625     7.0%      533,750     7.2%        488,625     7.0%
Subordinated debt . . . . . . . . . . . .         22,500    10.3%       26,000    10.2%         22,500    10.3%

        Total . . . . . . . . . . . . . .     $1,004,744     6.4%     $974,668     6.5%     $1,036,176     6.4%


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

STOCKHOLDERS' EQUITY

Total stockholders' equity at June 30, 1997 was $115.4 million which compares with $253.6 million at June 30, 1996 and $168.9 million at December 31, 1996. For the three months ended June 30, 1997, the Company had a net loss of $8.4 million and did not declare any dividends. For the six months ended June 30, 1997 the Company had a net loss of $41.5 million and on January 14, 1997 declared dividends of $12.9 million (payment of such dividends was subsequently suspended on February 6, 1997). Eligible employees of Mercury exercised options to purchase shares resulting in $1.9 million being added to the equity of the Company.

At June 30, 1997 stockholders' equity stated as a percent of total assets was 9.8% which compares with 16.5% at June 30, 1996 and 10.9% at December 31, 1996.


RESULTS OF OPERATIONS

NET INCOME/(LOSS)

For the three and six months ended June 30, 1997 the Company had a net loss of $8.4 million and $41.5 million compared to $1.7 million and $18.2 million of net income earned in 1996. The decrease in net income is primarily attributable to the adoption of static pooling, decrease in finance receivables, the incurrence of non-operating expenses relating to the investigation and restructuring of the business, default rate of interest expense after February 10, 1997, and the lack of earnings of the Lyndon insurance subsidiaries which were attributable to the buyer after March 28, 1997.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1997 the Company's net interest income was $39.0 million and $85.0 million compared to $52.2 million and $104.2 million in 1996, respectively. The net interest margin which is the ratio of net interest income before provision for credit losses divided by average interest earning assets was 12.79% for the three months ended June 30, 1997 and 13.48% for the six months ended June 30, 1997. This compares with a net interest margin of 14.80% and 14.70% for the three and six months ended June 30, 1996, respectively. The change in net interest margin is primarily attributable to an increase in interest expense rates to default levels beginning February 10, 1997. The following tables summarize the amount of the net interest margin for the three and six months ended June 30 (dollars in thousands):

                                                   1997                                      1996
                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid


Interest earning assets . . . .  $1,221,660      $62,505      20.52%       $1,417,752       $68,167     19.34%
Interest bearing liabilities  .   1,009,744       23,549       9.35%          971,023        15,983      6.62%

Net . . . . . . . . . . . . . .   $211,916       $38,956      11.17%         $446,729       $52,184     12.72%

Net interest margin as a
percentage of average interest
earning assets (annualized) . .                               12.79%                                    14.80%

                                                    1997                                       1996
                                                          Annualized                                Annualized
SIX MONTHS ENDED                    Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid

Interest earning assets . . . .  $1,272,233    $129,285       20.49%       $1,425,107      $136,216     19.22%
Interest bearing liabilities  .   1,018,555      44,265        8.76%          966,761        32,020      6.66%

Net . . . . . . . . . . . . . .   $253,678      $85,020       11.73%         $458,346      $104,196     12.56%

Net interest margin as a
percentage of average interest
earning assets (annualized) . .                               13.48%                                    14.70%


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

The following table summarizes the amounts earned from these products for the three and six months ended June 30 (dollars in thousands):

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30                   JUNE 30

                                                                   1997         1996         1997        1996


Insurance premiums  . . . . . . . . . . . . . . . . . . .         $9,871      $21,357      $33,091      $37,428
Fees, commissions and other . . . . . . . . . . . . . . .          3,068        4,212        6,571        8,152

Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $12,939      $25,569      $39,662      $45,580

Other income as a % of average interest
earnings assets (Annualized)  . . . . . . . . . . . . . .          4.25%        7.25%        6.29%        6.43%



The decrease in other income is primarily attributable to the sale of Lyndon in the second quarter of 1997.

OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and six months ended June 30 (dollars in thousands):

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30                   JUNE 30

                                                                   1997         1996         1997        1996


Salaries and employees benefits . . . . . . . . . . . . .        $15,775      $13,301      $30,419      $26,624
Insurance claims expense  . . . . . . . . . . . . . . . .          3,540       11,199       20,255       16,555
Other operating expenses  . . . . . . . . . . . . . . . .         13,369       10,912       25,011       20,060

Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $32,684      $35,412      $75,685      $63,239

Other expenses as a % of average interest
  earning assets (Annualized) . . . . . . . . . . . . . .         10.73%       10.05%       12.00%        8.92%


OTHER NON-OPERATING EXPENSES

Non-operating expenses of $5.5 million and $10.6 million for the three and six months ended June 30, 1997, respectively, include the costs of the investigation of the accounting irregularities, professional fees related to the negotiations with creditors, legal defense of the Company with respect to the class action lawsuits, the costs of the interim financing facility, a portion of the fees for the crisis management team and the costs of the audit examination of the 1996 financial statements.

INCOME TAXES

The Company recorded a benefit for income taxes in 1997 due to reporting a pre-tax loss. The effective tax rate for the six months was 13.7% in 1997 and 33.7% in 1996. The lower effective tax rate in 1997 is due to the loss recorded on the sale of Lyndon being not deductible for tax purposes.

The Taxpayer Relief Act of 1997 (the "Act") was signed into law in August 1997. A provision of the Act is to reduce the Net Operating Loss carryback period from three years to two years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company has reported significant taxable income. For financial reporting purposes, the change in the tax law raises a question as to the realizability of the deferred tax asset that is recorded in the financial statements ($48,320 as of June 30, 1997) because as of January 1, 1998, the reversal of the temporary differences that give rise to the deferred taxes, primarily the allowance for credit losses, can no longer be carried back to periods of taxable income. Accordingly, it is likely that the Company will record a full valuation allowance on all deferred tax assets for temporary differences originated beginning in the third quarter of 1997 and it is expected that any deferred tax assets on the books at December 31, 1997 will require substantial, if not complete, valuation allowances.

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

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30                   JUNE 30

                                                                 1997         1996          1997        1996


Loss provision charged to income  . . . . . . . . . . . . . .    $24,544      $40,498      $55,006    $59,109
Net charge-offs against allowance . . . . . . . . . . . . . .     12,524       16,017       29,164     31,816
Net charge offs against nonrefundable dealer reserves . . . .     22,157       22,959       44,802     47,184
Allowance for finance credit losses at end of period  . . . .                              123,604     73,659
Dealer reserves at end of period  . . . . . . . . . . . . . .                               71,365     53,650

Ratios:

Net charge offs annualized against allowance
  to average total finance receivables  . . . . . . . . . . .      4.52%        5.36%        5.22%      5.33%
Net charge offs annualized against nonrefundable dealer
  reserves to average total finance receivables . . . . . . .      8.00%        7.69%        8.01%      7.91%
Allowance for finance credit losses to total gross
  finance receivables at end of period  . . . . . . . . . . .                               10.08%      5.23%
Dealer reserves to gross sales finance receivables
  at end of period  . . . . . . . . . . . . . . . . . . . . .                                6.64%      4.25%


DELINQUENCIES AND REPOSSESSIONS

If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):

                                        June 30, 1997            June 30, 1996          December 31, 1996


Delinquent gross receivables               $53,186                   $55,890                 $52,008
Bankrupt accounts                           42,305                    31,704                  17,499
Repossessed assets                           5,700                     6,511                   6,700
Total                                     $101,191                   $94,105                 $76,207

Delinquent gross receivables and
  bankrupt accounts to gross
  finance receivables                        7.79%                     6.22%                   5.30%

Delinquent gross receivables,
  bankrupt accounts and repossessed
  assets to gross finance
  receivables plus repossessed assets        8.21%                     6.65%                   5.78%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

CREDIT CARD PROGRAM

The Company has a portfolio of approximately $83 million of receivables relating to a credit card program that had originations in late 1995 and late 1996. This program generated losses prior to the allocation of interest expense of $1.6 million in the first six months of 1997 of which $0.6 million was incurred in the second quarter.


LIQUIDITY AND FINANCIAL RESOURCES

The Company has been acquiring loans by using the cash flow from cash collections on finance receivables and with funds drawn on its revolving line of credit. Prior to January 1997, Mercury also used commercial paper extensively to fund its operations.

The primary debt of the Company is in the form of senior commercial paper, senior term notes and subordinated debt, which totaled $1,005 million at June 30, 1997, $1,036 million at December 31, 1996 and $975 million at June 30, 1996. As a result of the Company's announcement regarding the discovery of the accounting irregularities, the Company is in default of its credit agreements.

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

In February 1997, Mercury entered into a separate agreement with Bank of America Business Credit wherein Bank of America agreed to provide a $50 million line of credit collateralized by all of the finance receivables. Mercury permitted the facility to expire according to its terms in January, 1998.


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

No provision has been made in the consolidated financial statements for the costs or expenses that have been or will be incurred subsequent to June 30, 1997 with respect to any of the above matters.

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

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - The following Current Reports on Form 8-K were filed in the second quarter of 1997:

               (i)   Item 5 and Item 7 Current Report on Form 8-K filed
                     April 24, 1997
               (ii) Item 5 and Item 7 Current Report on Form 8-K filed June 5, 1997
               (iv)  Item 5 and Item 7 Current Report on Form 8-K filed
                     June 12, 1997
               (iii) Item 2 and Item 7 Current Report on Form 8-K filed June
                     18, 1997
               (v)   Item 5 and Item 7 Current Report on Form 8-K filed
                     June 25, 1997



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