Form 10-Q
period 1997-09-30
MERCURY FINANCE CO
filed 1998-02-26
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended September 30, 1997             Commission File No. 1-10176


                             MERCURY FINANCE COMPANY
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  36-3627010
  (State or other jurisdiction of          (I.R.S. Employer identification no.)
   incorporation or organization)


 100 FIELD DRIVE, SUITE 340, LAKE FOREST, ILLINOIS                       60045
   (Address of Principal Executive                                    (Zip Code)


Registrant's telephone number, including area code:  (847) 295-8600


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


Common Stock - $1 par value, 177,900,671 shares as of November 14, 1997. Treasury Stock - 5,402,957 shares as of November 14, 1997

                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                              PAGE
PART I  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets   . . . . . . . . . . .    1
        Consolidated Statements of Income   . . . . . . . .    2
        Consolidated Statements of Changes in Stockholders'
          Equity  . . . . . . . . . . . . . . . . . . . . .    3
        Consolidated Statements of Cash Flows   . . . . . .    4
        Notes to Condensed Consolidated Financial
          Statements. . . . . . . . . . . . . . . . . . . .    5
        Consolidated Average Balance Sheets . . . . . . . .   11
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS   . . . . . . . . . . . . . . . . . .   12
PART II OTHER INFORMATION
Item 1. Legal Proceedings   . . . . . . . . . . . . . . . .   27
Item 2. Changes in Securities   . . . . . . . . . . . . . .   27
Item 3. Defaults Upon Senior Securities   . . . . . . . . .   27
Item 4. Submission of Matters to a Vote of Security Holders   27
Item 5. Other Information   . . . . . . . . . . . . . . . .   27
Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . .   27
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .   28
INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .   29
        Exhibit No. 11 - Computation of Net Income
          Per Share   . . . . . . . . . . . . . . . . . . .   30
        Exhibit No. 27 - Financial Data Schedule  . . . . .   32

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    MERCURY FINANCE COMPANY
                    CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                           As of             As of            As of
                                                             September 30,     September 30,    December 31,
                                                                 1997              1996             1996
                                                              (unaudited)       (unaudited)


ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .         $3,792          $13,221           $20,957
Investments   . . . . . . . . . . . . . . . . . . . . . .         46,736          216,344           212,957
Finance receivables . . . . . . . . . . . . . . . . . . .      1,046,157        1,164,532         1,160,423
Less allowance for finance credit losses  . . . . . . . .       (120,131)        (112,487)          (97,762)
Less nonrefundable dealer reserves  . . . . . . . . . . .        (61,306)        (103,512)          (89,378)

Finance receivables, net  . . . . . . . . . . . . . . . .        864,720          948,533           973,283

Deferred income taxes, net  . . . . . . . . . . . . . . .         10,500           41,555            33,356
Income taxes receivable . . . . . . . . . . . . . . . . .         76,525           51,427            53,764
Furniture, fixtures and equipment (at cost, less
  accumulated depreciation) . . . . . . . . . . . . . . .          6,073            7,594             7,266
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . .         13,819           14,666            14,463
Reinsurance receivable  . . . . . . . . . . . . . . . . .              0           79,043            93,458
Deferred acquisition costs and present value of
  future profits  . . . . . . . . . . . . . . . . . . . .              0           58,896            62,809
Other assets (including repossessions)  . . . . . . . . .         26,986           80,880            71,047

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . .     $1,049,151       $1,512,159        $1,543,360

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper and notes . . . . . . . . .       $445,878         $443,307          $525,051
Senior debt, term notes . . . . . . . . . . . . . . . . .        441,364          518,750           488,625
Subordinated notes  . . . . . . . . . . . . . . . . . . .         22,500           26,000            22,500
Accounts payable and other liabilities  . . . . . . . . .         51,620           59,244            81,282
Unearned premium and claim reserves . . . . . . . . . . .              0          231,257           239,573
Reinsurance payable . . . . . . . . . . . . . . . . . . .              0           49,703            17,444

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .        961,362        1,328,261         1,374,475

Contingencies (Note 6)

SHAREHOLDERS' EQUITY
Common stock - $1.00 par value per share:
     300,000,000 shares authorized
     Sep 30 1997 - 177,900,671 shares outstanding
     Sep 30 1996 - 177,608,090 shares outstanding
     Dec 31 1996 - 177,719,447 shares outstanding . . . .        177,901          177,608           177,719
Paid in capital . . . . . . . . . . . . . . . . . . . . .          8,244            5,798             6,539
Retained earnings (deficit) . . . . . . . . . . . . . . .        (44,692)          44,804            37,349
Unrealized appreciation on available-for-sale
  securities, net of tax  . . . . . . . . . . . . . . . .              0               64               942
Treasury stock -
         Sep 30 1997 - 5,402,957 shares at cost
         Sep 30 1996 - 4,566,557 shares at cost
         Dec 31 1996 - 5,402,957 shares at cost . . . . .        (53,664)         (44,376)          (53,664)

TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . .         87,789          183,898           168,885

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY. . . . . . . . . . . . . . . . . . . . . . . . .     $1,049,151       $1,512,159        $1,543,360


                                   See accompanying notes to consolidated financial statements.

               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF INCOME
               PERIODS ENDED SEPTEMBER 30
                    (Unaudited)

                                                                  Three Months Ended       Nine Months Ended

(Dollars in thousands except per share amounts)                  1997         1996          1997       1996


INTEREST INCOME
Finance charges and loan fees . . . . . . . . . . . .          $56,850       $63,329      $180,078   $193,747
Investment income . . . . . . . . . . . . . . . . . .              737         3,312         6,794      9,110

Total finance charges, fees and investment
  income  . . . . . . . . . . . . . . . . . . . . . .           57,587        66,641       186,872    202,857
Interest expense  . . . . . . . . . . . . . . . . . .           21,554        16,154        65,819     48,174

Net interest income before provision for
  finance credit losses . . . . . . . . . . . . . . .           36,033        50,487       121,053    154,683
Provision for finance credit losses . . . . . . . . .           27,080       124,220        82,085    183,329

Net interest income/(loss) after provision for
  finance credit losses . . . . . . . . . . . . . . .            8,953      (73,733)        38,968    (28,646)

OTHER OPERATING INCOME
Insurance commissions . . . . . . . . . . . . . . . .              943          853          4,338      2,902
Insurance premiums  . . . . . . . . . . . . . . . . .            1,416       22,907         34,507     60,335
Fees and other  . . . . . . . . . . . . . . . . . . .              970        3,262          4,146      9,365

Total other operating income  . . . . . . . . . . . .            3,329       27,022         42,991     72,602

OTHER OPERATING EXPENSES
Salaries and employee benefits  . . . . . . . . . . .           13,022       13,715         43,441     40,339
Occupancy expense . . . . . . . . . . . . . . . . . .            1,378        1,495          4,522      4,416
Equipment expense . . . . . . . . . . . . . . . . . .            1,036          813          2,861      2,306
Data processing expense . . . . . . . . . . . . . . .              442          671          1,535      2,021
Insurance claims expense  . . . . . . . . . . . . . .                0       14,181         20,255     30,736
Other operating expenses  . . . . . . . . . . . . . .            7,940        7,154         26,890     21,450

Total other operating expenses  . . . . . . . . . . .           23,818       38,029         99,504    101,268
OPERATING INCOME/(LOSS) . . . . . . . . . . . . . . .          (11,536)     (84,740)       (17,545)   (57,312)

NON-OPERATING EXPENSES
Income from Lyndon due to buyer (Note 5)  . . . . . .                0            0          2,025          0
Loss on sale of Lyndon (Note 5) . . . . . . . . . . .                0            0         29,528          0
Other non-operating expenses  . . . . . . . . . . . .            3,013            0         13,595          0

Total non-operating expenses  . . . . . . . . . . . .            3,013            0         45,148          0

Income/(loss) before income taxes . . . . . . . . . .          (14,549)     (84,740)       (62,693)   (57,312)
Provision/(credit) for income taxes . . . . . . . . .           13,018      (32,115)         6,411    (22,863)

NET INCOME/(LOSS)                                             ($27,567)    ($52,625)      ($69,104)  ($34,449)

NET INCOME/(LOSS) PER
  COMMON SHARE  . . . . . . . . . . . . . . . . . . .           ($0.16)      ($0.30)        ($0.40)    ($0.20)

Weighted average number of common and common
  share equivalents outstanding (Thousands) . . . . .          172,498      173,526        172,479    173,740


                                   See accompanying notes to consolidated financial statements.

               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' EQUITY
               PERIODS ENDED SEPTEMBER 30
                    (Unaudited)

                                                                  Three Months Ended       Nine Months Ended

(Dollars in thousands)                                           1997          1996          1997        1996


COMMON STOCK
Balance at beginning of period  . . . . . . . . . . .         $177,901      $177,403      $177,719   $176,478
Stock options exercised . . . . . . . . . . . . . . .                0           205           182      1,392
Stock traded in to exercise stock options . . . . . .                0             0             0       (262)

Balance at September 30 . . . . . . . . . . . . . . .         $177,901      $177,608      $177,901   $177,608

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . .           $8,244        $4,113        $6,539        $39
Stock options exercised . . . . . . . . . . . . . . .                0         1,685         1,705      5,759

Balance at September 30 . . . . . . . . . . . . . . .           $8,244        $5,798        $8,244     $5,798

RETAINED EARNINGS/(DEFICIT)
Balance at beginning of period  . . . . . . . . . . .         ($17,125)     $110,428       $37,349   $118,138
Net income/(loss) . . . . . . . . . . . . . . . . . .          (27,567)      (52,625)      (69,104)   (34,449)
Dividends . . . . . . . . . . . . . . . . . . . . . .                0       (12,999)      (12,937)   (38,885)

Balance at September 30 . . . . . . . . . . . . . . .         ($44,692)      $44,804      ($44,692)   $44,804

UNREALIZED APPRECIATION/(DEPRECIATION)
  ON AVAILABLE FOR SALE SECURITIES
Balance at beginning of period  . . . . . . . . . . .               $0         ($130)         $942     $1,969
Change during the period  . . . . . . . . . . . . . .                0           194          (942)    (1,905)

Balance at end of period  . . . . . . . . . . . . . .               $0           $64            $0        $64

TREASURY STOCK
Balance at beginning of period  . . . . . . . . . . .         ($53,664)    ($38,225)      ($53,664)  ($37,137)
Purchases . . . . . . . . . . . . . . . . . . . . . .                0        (6,151)            0     (7,239)

Balance at September 30 . . . . . . . . . . . . . . .         ($53,664)     ($44,376)     ($53,664)  ($44,376)

Total stockholders' equity at September 30  . . . . .          $87,789      $183,898       $87,789   $183,898


                                      See accompanying notes to consolidated financial statements.


               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               PERIODS ENDED SEPTEMBER 30
                    (Unaudited)
                                                                Three Months Ended       Nine Months Ended

(Dollars in thousands)                                           1997          1996          1997        1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) . . . . . . . . . . . . . . . . . .         ($27,567)     ($52,625)     ($69,104)   ($34,449)
Adjustments to reconcile net income/(loss) to net
  cash provided by operating activities:
   Provision for finance credit losses  . . . . . . .           27,080       124,220        82,086     183,329
   Credit for deferred income taxes . . . . . . . . .           38,217       (14,009)       28,861     (20,202)
   Loss on sale of Lyndon . . . . . . . . . . . . . .                0             0        29,528           0
   Gain/(loss) on sale of available-for-sale securities              0           194           (12)     (1,905)
   Depreciation and amortization  . . . . . . . . . .              700         1,493         2,177       3,713
   Net change in reinsurance receivable . . . . . . .                0       (18,016)       (6,287)     10,919
   Net change in deferred acquisition costs and
     present value of future profits  . . . . . . . .                0       (13,384)       15,473     (35,654)
   Net change in other assets . . . . . . . . . . . .          (23,461)      (39,186)     (11,109)     (54,782)
   Net change in reinsurance payable  . . . . . . . .                0         3,552        12,582     (55,378)
   Net change in unearned premium and
     claim reserves . . . . . . . . . . . . . . . . .                0        29,258       (12,388)     35,496
   Net change in other liabilities  . . . . . . . . .           (9,059)        1,869       (38,864)    (11,024)
   Net change in nonrefundable dealer reserves  . . .           18,013        49,862             0      41,551

         Net cash provided/(used) in operating
           activities . . . . . . . . . . . . . . . .           23,923        73,228        32,943      61,614

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on finance receivables  . . . . .          211,639       241,721       585,897     722,570
Finance receivables originated or acquired  . . . . .         (220,644)     (297,228)     (559,420)   (806,534)
(Increase)/decrease in investments  . . . . . . . . .          (46,738)       (4,571)      (40,185)     25,699
Proceeds from sale of Lyndon, net of cash sold  . . .                0             0        88,884           0
Net purchase of premises and equipment  . . . . . . .             (295)         (948)         (340)     (3,677)

         Net cash provided by investing activities  .          (56,038)     (61,026)        74,836     (61,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments)/issuance of senior debt,
  commercial paper and notes  . . . . . . . . . . . .          (95,002)       13,389      (126,434)     29,817
Dividends paid  . . . . . . . . . . . . . . . . . . .                0       (12,999)            0     (38,885)
Treasury stock acquired . . . . . . . . . . . . . . .                0        (6,151)            0      (7,239)
Stock options exercised . . . . . . . . . . . . . . .                0         1,890         1,490       6,889

         Net cash provided/(used) in financing
           activities . . . . . . . . . . . . . . . .          (95,002)       (3,871)     (124,944)     (9,418)

         Net increase/(decrease) in cash. . . . . . .         (127,117)        8,331       (17,165)     (9,746)
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . .          130,909         4,890        20,957      22,967

CASH AT END OF PERIOD . . . . . . . . . . . . . . . .           $3,792       $13,221        $3,792     $13,221


SUPPLEMENTAL DISCLOSURES
   Income tax paid to federal and
      state governments . . . . . . . . . . . . . . .               $0       $14,305           $35     $44,011
   Interest paid to creditors . . . . . . . . . . . .          $28,021       $10,833       $68,270     $23,765

                                   See accompanying notes to consolidated financial statements.

                             MERCURY FINANCE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

2.   Per Share Amounts.

Net income per common share amounts are based on the average number of common shares and common stock equivalents outstanding. All per share amounts have been adjusted to reflect all stock splits declared by the Company. As the Company incurred a net loss for the three months and nine months ended September 30, 1997, common share equivalents would be anti-dilutive to earnings per share and have not been included in the weighted average shares calculation.

The Company has determined that the implementation of SFAS 128 "Earnings Per Share", would have had no effect on the calculated earnings per share for the three months and nine months ended September 30, 1997. This standard prescribes that when computing the dilution of options, the Company is to use its average stock price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by APB Opinion 15. As the options are excluded from the calculation due to the anti-dilutive characteristics indicated above, there is no effect on the earnings per share calculation.

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

Management believes that this method provides for a more appropriate matching of finance charge income and provision for credit losses. The adoption of static pooling increased the provision for finance credit losses in 1996 by approximately $89 million.

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

Earnings from Lyndon in the second quarter of 1997 were $2,025. The 1997 consolidated results of operations of Mercury include the operations of Lyndon through May 31, 1997 although the results since April 1, 1997 were attributable to the buyer as an adjustment to the purchase price. Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance. As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon will not be tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.

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

No provision has been made in the consolidated financial statements for the costs or expenses that have been or will be incurred subsequent to September 30, 1997 with respect to any of the above matters.

7.   Income Taxes.

The Taxpayer Relief Act of 1997 (the "Act") was signed into law in August 1997. A provision of the Act is to reduce the Net Operating Loss carryback period from three years to two years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company has reported significant taxable income. For financial reporting purposes, the change in the tax law raises a question as to the realizability of the deferred tax asset that is recorded in the financial statements ($10,500 as of September 30, 1997) because as of January 1, 1998, the reversal of the temporary differences that give rise to the deferred taxes, primarily the allowance for credit losses, can no longer be carried back to periods of taxable income. Accordingly, a partial valuation allowance on deferred tax assets of $18,500 has been recorded at September 30, 1997. In addition, it is likely that the Company will record a full valuation allowance on all deferred tax assets for temporary differences originated beginning in the third quarter of 1997 and it is expected that any deferred tax assets on the books at December 31, 1997 will require substantial, if not complete, valuation allowances.

Mercury has elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes.
As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the year ended December 31, 1996 and expects a taxable loss to be reported for the year ended December 31, 1997. Accordingly, for financial reporting purposes, a portion of the previously recorded deferred taxes have been reclassified as currently refundable.

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

                                              SEPTEMBER 30, 1997      SEPTEMBER 30, 1996        DEC. 31, 1996

                                               Balance    Rate         Balance    Rate         Balance     Rate


Senior Debt:
   Commercial paper . . . . . . . . . . .     $445,878     5.6%       $443,307     5.6%       $525,051     5.6%
   Term notes . . . . . . . . . . . . . .      441,364     7.0%        518,750     7.0%        488,625     7.0%
Subordinated debt . . . . . . . . . . . .       22,500    10.3%         26,000    10.3%         22,500    10.3%

        Total . . . . . . . . . . . . . .     $909,742     6.4%       $988,057     6.4%     $1,036,176     6.4%


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



               MERCURY FINANCE COMPANY
               CONSOLIDATED AVERAGE BALANCE SHEETS
               PERIODS ENDED SEPTEMBER 30
                    (Unaudited)

                                                              Three Months Ended          Nine Months Ended

(Dollars in thousands)                                        1997          1996          1997         1996


ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . .         $67,351        $9,056      $45,362      $11,532
Investments . . . . . . . . . . . . . . . . . . . . .          23,368       214,059      120,279      223,089
Finance receivables . . . . . . . . . . . . . . . . .       1,070,968     1,179,475    1,107,120    1,190,961
   Less allowance for finance credit losses . . . . .        (121,868)      (93,073)    (113,270)     (70,423)
   Less nonrefundable dealer reserves . . . . . . . .         (66,336)      (78,581)     (75,682)     (69,321)

   Finance receivables, net . . . . . . . . . . . . .         882,764     1,007,821      918,168    1,051,217

Income taxes receivable . . . . . . . . . . . . . . .          63,582        35,337       58,000       16,119
Deferred income taxes . . . . . . . . . . . . . . . .          29,410        34,551       32,859       27,419
Furniture, fixtures and equipment, net of
   accumulated depreciation . . . . . . . . . . . . .           6,168         7,765        6,661        7,602
Reinsurance receivable  . . . . . . . . . . . . . . .               0        70,035       47,953       69,794
Deferred acquisition costs and present value of
  future profits  . . . . . . . . . . . . . . . . . .               0        52,204       26,578       41,232
Other assets (including repossessions & goodwill) . .          42,324        92,144       61,374       94,383

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . .      $1,114,967    $1,522,972   $1,317,234   $1,542,387

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . .        $469,749      $429,113     $492,042     $453,086
Senior debt, term notes . . . . . . . . . . . . . . .         464,995       526,250      476,810      491,250
Subordinated debt . . . . . . . . . . . . . . . . . .          22,500        26,000       22,500       27,750
Accounts payable and other liabilities  . . . . . . .          56,151        58,310       66,091       65,412
Unearned premium and claim reserve  . . . . . . . . .               0       216,628      116,756      204,313
Reinsurance payable . . . . . . . . . . . . . . . . .               0        47,927       11,868       61,076
Reserves for loss on Lyndon . . . . . . . . . . . . .               0             0        7,382            0

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . .       1,013,395     1,304,228    1,193,449    1,302,887

STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . .         177,901       177,506      177,856      177,017
Paid in capital . . . . . . . . . . . . . . . . . . .           8,244         4,956        7,818        2,643
Retained earnings/(deficit) . . . . . . . . . . . . .         (30,909)       77,616       (8,306)      98,770
Unrealized appreciation/(depreciation) on
  available for sale securities . . . . . . . . . . .               0           (33)          81          561
Treasury stock  . . . . . . . . . . . . . . . . . . .         (53,664)      (41,301)     (53,664)     (39,491)

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .         101,572       218,744      123,785      239,500

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .      $1,114,967    $1,522,972   $1,317,234   $1,542,387

NUMBER OF DAYS  . . . . . . . . . . . . . . . . . . .              92            92          273          274
MONTHS COMPLETED  . . . . . . . . . . . . . . . . . .               3             3            9            9
RATIOS
Return on average equity  . . . . . . . . . . . . . .        (107.68)%      (95.71)%     (74.64)%     (19.21)%
Return on average assets  . . . . . . . . . . . . . .          (9.81)%      (13.75)%      (7.01)%      (2.98)%
Yield on earning assets . . . . . . . . . . . . . . .           20.88%        19.02%       20.36%       19.16%
Rate on interest bearing liabilities  . . . . . . . .            8.93%         6.55%        8.88%        6.62%
Net interest margin . . . . . . . . . . . . . . . . .           13.06%        14.41%       13.19%       14.61%


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

The delinquencies and charge-offs combined with interest expense at default rates caused the Company to incur an operating loss for the period.

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at September 30, 1997 (unaudited) when compared with September 30, 1996 (unaudited) and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 (unaudited). This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company decreased 31% to $1,049.2 million at September 30, 1997 from $1,512.2 million at September 30, 1996. Finance receivables decreased 10% to $1,046.2 million at September 30, 1997 from $1,164.5 million at September 30, 1996. During the period from December 31, 1996 through
September 30, 1997, total assets and finance receivables decreased 32% and 10%, respectively. Total assets decreased primarily due to the sale of Lyndon. Finance receivables decreased as a result of lower level of originations due to stricter credit standards and the disruption caused by the accounting irregularities.

The Company's offices in Florida, Texas and Louisiana accounted for approximately 16.4%, 16.1% and 8.9%, respectively, of all sales and direct finance receivables. The total number of offices at September 30, 1997 was 262 compared to 287 at September 30, 1996 and 287 at December 31, 1996.

The Company closed 38 branches in the second quarter of 1997 which were considered to be duplicative or under-performing. The costs related to the closings consisted primarily of lease settlements and write-offs of leasehold improvements aggregated $325,000.

In December, 1997, Mercury announced the implementation of a business plan that included the closing of an additional 70 branches. These branches are being closed because they are either unprofitable or considered redundant in view of the location of nearby branches. The additional closings are estimated to result in a decrease in the portfolio of approximately $250 million over the next twelve to eighteen months. The closings will not be treated as discontinued operations, however, a provision will be recorded in the fourth quarter of 1997 to cover the costs of the closing which are estimated to be $4,000,000.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                           SEPTEMBER 30, 1997          SEPTEMBER 30, 1996        DEC. 31, 1996


GROSS FINANCE RECEIVABLES
Sales . . . . . . . . . . . . . . . . . .       $1,023,224                 $1,220,336              $1,159,848
Direct  . . . . . . . . . . . . . . . . .          150,000                    147,868                 152,633

Total gross finance receivables . . . . .        1,173,224                  1,368,204               1,312,481

Less:    Unearned finance charges . . . .         (204,551)                  (234,913)               (228,405)
         Unearned commissions, insurance
           premiums and insurance
           claim reserves . . . . . . . .           (3,388)                    (7,698)                 (7,253)

Sales and direct finance receivables. . .         $965,285                 $1,125,593              $1,076,823

Credit card . . . . . . . . . . . . . . .           80,872                     38,939                  83,600

Total finance receivables . . . . . . . .       $1,046,157                 $1,164,532              $1,160,423


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

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three and nine month periods ended
September 30, 1997 and 1996 (dollars in thousands):

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 1997        1996         1997         1996


Balance at beginning of period  . . . . . . . . . . . . .      $123,604     $73,659     $97,762     $46,366
Provision charged to expense  . . . . . . . . . . . . . .        27,080     124,220      82,085     183,329
Finance receivables charged-off, net of recoveries  . . .       (30,553)    (10,943)    (59,718)    (42,759)
Transfer to nonrefundable dealer reserves . . . . . . . .             0     (74,449)          0     (74,449)

Balance at September 30 . . . . . . . . . . . . . . . . .      $120,131    $112,487    $120,131    $112,487

Allowance as a percent of sales and direct finance
  receivables outstanding at end of period  . . . . . . .                                 12.45%       9.99%


The provision for finance credit losses in 1996 includes the adoption of the static pool method of accounting for loss reserves.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the three and nine month periods ended September 30.


                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            1997          1996          1997         1996


 Balance at beginning of period  . . . . . . . . . .    $   71,365    $    53,650    $  89,378    $   61,961
 Discounts acquired on new volume  . . . . . . . . .        10,116         15,108       36,905        53,981
 Losses absorbed, net of recoveries  . . . . . . . .       (20,175)       (39,695)     (64,977)      (86,879)
 Transfer from allowance for credit losses . . . . .             0         74,449            0        74,449

 Balance at September 30 . . . . . . . . . . . . . .    $   61,306    $   103,512    $  61,306    $  103,512


Note that under the static pooling methodology adopted by Mercury, the nonrefundable dealer reserves at September 30, 1997 are not available to offset current losses but will be made available in the future. The reduction in discounts acquired in 1997 is due primarily to lower new loan volume and lower discounts acquired on a percentage basis per loan.

DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. At September 30, 1997 the Company had total debt of $909.7 million which compares with $988.1 million at September 30, 1996.

In addition to the Company's outstanding debt the Company had available through January 7, 1998 a $50 million revolving credit facility that is secured by all of Mercury's finance receivables. No amounts were outstanding under this facility at September 30, 1997.

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

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated:

                                              SEPTEMBER 30, 1997      SEPTEMBER 30, 1996        DEC. 31, 1996

                                               Balance    Rate         Balance    Rate         Balance     Rate


Senior Debt:
   Commercial paper . . . . . . . . . . .     $445,878     5.6%       $443,307     5.6%       $525,051     5.6%
   Term notes . . . . . . . . . . . . . .      441,364     7.0%        518,750     7.0%        488,625     7.0%
Subordinated debt . . . . . . . . . . . .       22,500    10.3%         26,000    10.3%         22,500    10.3%

        Total . . . . . . . . . . . . . .     $909,742     6.4%       $988,057     6.4%     $1,036,176     6.4%


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

STOCKHOLDERS' EQUITY

Total stockholders' equity at September 30, 1997 was $87.8 million which compares with $183.9 million at September 30, 1996 and $168.9 million at December 31, 1996. For the three months ended September 30, 1997, the Company had a net loss of $27.6 million and did not declare any dividends. For the nine months ended September 30, 1997 the Company had a net loss of $69.1 million and on January 14, 1997, declared dividends of $12.9 million (payment of such dividends was subsequently suspended on February 6, 1997). Eligible employees of Mercury exercised options to purchase shares resulting in $1.9 million being added to the equity of the Company.

At September 30, 1997 stockholders' equity stated as a percent of total assets was 8.3% which compares with 12.2% at September 30, 1996 and 10.9% at December 31, 1996.


RESULTS OF OPERATIONS

NET INCOME/(LOSS)

For the three and nine months ended September 30, 1997 the Company had a net loss of $27.6 million and $69.1 million compared to a net loss of $52.6 million and $34.4 million in 1996. 1997 net loss is adversely impacted by the incurrence of non-operating expenses relating to the investigation and restructuring of the business, default rate of interest expense after February 10, 1997, the loss on the sale of Lyndon and the lack of earnings of the Lyndon insurance subsidiaries which were attributable to the buyer after March 28, 1997. The 1996 net loss includes the provision for the adoption of the static pooling methodology for determining the provision for credit losses.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and nine months ended September 30, 1997 the Company's net interest income was $36.0 million and $121.0 million, a decrease of 29% and 22% from 1996, respectively. The net interest margin, which is the ratio of net interest income before provision for finance credit losses divided by average interest earning assets, was 13.06% for the three months ended September 30, 1997 and 13.19% for the nine months ended September 30, 1997. This compares with a net interest margin of 14.41% and 14.61% for the three and nine months ended September 30, 1996, respectively. The change in net interest margin is primarily attributable to an increase in interest expense rates to default levels beginning February 10, 1997. The following tables summarize the amount of the net interest margin for the three and nine months ended
September 30 (dollars in thousands):

                                                  1997                                       1996
                                                          Annualized                                Annualized
THREE MONTHS ENDED                  Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid


Interest earning assets . . .   $1,094,336       $57,587      20.88%       $1,393,534       $66,641     19.02%
Interest bearing liabilities       957,244        21,554       8.93%          981,363        16,154      6.55%

Net . . . . . . . . . . . . .     $137,092       $36,033      11.95%         $412,171       $50,487     12.48%

Net interest margin as a
  percentage of average
  interest earning assets
  (annualized)  . . . . . . .                                 13.06%                                    14.41%

                                                    1997                                       1996
                                                          Annualized                                Annualized
NINE MONTHS ENDED                   Average     Interest    Rate              Average      Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid

Interest earning assets . . .   $1,227,399     $186,872       20.36%       $1,414,050      $202,857     19.16%
Interest bearing liabilities       991,352       65,819        8.88%          972,086        48,174      6.62%

Net . . . . . . . . . . . . .     $236,047     $121,053       11.48%         $441,964      $154,683     12.54%

Net interest margin as a
  percentage of average
  interest earning assets
  (annualized)  . . . . . . .                                 13.19%                                    14.61%



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

The following table summarizes the amounts earned from these products for the three and nine months ended September 30 (dollars in thousands):

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30              SEPTEMBER 30

                                                                   1997         1996         1997        1996


Insurance premiums  . . . . . . . . . . . . . . . . . . .         $1,416      $22,907      $34,507      $60,335
Fees, commissions and other . . . . . . . . . . . . . . .          1,913        4,115        8,484       12,267

Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $3,329      $27,022      $42,991      $72,602

Other income as a % of average interest
earnings assets (Annualized)  . . . . . . . . . . . . . .          1.21%        7.71%        4.68%        6.86%


The decrease in insurance premiums is primarily attributable to the sale of Lyndon in the second quarter of 1997.

OTHER EXPENSES

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other expenses for the three and nine months ended September 30 (dollars in thousands):

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30              SEPTEMBER 30

                                                                   1997         1996         1997        1996


Salaries and employees benefits . . . . . . . . . . . . .        $13,022      $13,715      $43,441      $40,339
Insurance claims expense  . . . . . . . . . . . . . . . .              0       14,181       20,255       30,736
Other operating expenses  . . . . . . . . . . . . . . . .         10,796       10,133       35,808       30,193

Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $23,818      $38,029      $99,504     $101,268

Other expenses as a % of average interest
  earning assets (Annualized) . . . . . . . . . . . . . .          8.63%       10.86%       10.84%        9.57%


The decrease in insurance claims expense is primarily attributable to the sale of Lyndon during the second quarter of 1997.

OTHER NON-OPERATING EXPENSES

Non-operating expenses of $3.0 million and $13.6 million for the three and nine months ended September 30, 1997 include the costs of the investigation of the accounting irregularities, professional fees related to the negotiations with creditors, legal defense of the Company with respect to the class action lawsuits, the costs of the interim financing facility, a portion of the fees for the crisis management team and the costs of the audit examination of the 1996 financial statements and the reviews of the 1997 quarterly financial statements.

INCOME TAXES

The effective tax rate for the nine months was 10.2% in 1997 and 39.9% in 1996. The lower effective tax rate in 1997 is due to the loss recorded on the sale of Lyndon being not deductible for tax purposes.

The Taxpayer Relief Act of 1997 (the "Act") was signed into law in August 1997. A provision of the Act is to reduce the Net Operating Loss carryback period from three years to two years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company has reported significant taxable income. For financial reporting purposes, the change in the tax law raises a question as to the realizability of the deferred tax asset that is recorded in the financial statements ($10,500 as of September 30, 1997) because as of January 1, 1998, the reversal of the temporary differences that give rise to the deferred taxes, primarily the allowance for credit losses, can no longer be carried back to periods of taxable income. Accordingly, a partial valuation allowance on deferred tax assets of $18,500 has been recorded at September 30, 1997. In addition, it is likely that the Company will record a full valuation allowance on all deferred tax assets for temporary differences originated beginning in the third quarter of 1997 and it is expected that any deferred tax assets on the books at December 31, 1997 will require substantial, if not complete, valuation allowances.

Mercury has elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes.
As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the year ended December 31, 1996 and expects a taxable loss to be reported for the year ended December 31, 1997. Accordingly, for financial reporting purposes, a portion of the previously recorded deferred taxes have been reclassified as currently refundable.


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

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30            SEPTEMBER 30

                                                                 1997         1996          1997        1996


Loss provision charged to income  . . . . . . . . . . . . . .    $27,080     $124,220      $82,086   $183,329
Net charge-offs against allowance . . . . . . . . . . . . . .     30,553       10,943       59,718     42,759
Net charge offs against nonrefundable dealer reserves . . . .     20,175       39,695       64,977     86,879
Allowance for finance credit losses at end of period  . . . .                              120,131    112,487
Dealer reserves at end of period  . . . . . . . . . . . . . .                               61,306    103,512

Ratios:

Net charge offs annualized against allowance
  to average total finance receivables  . . . . . . . . . . .     11.32%        3.69%        7.21%      4.80%
Net charge offs annualized against nonrefundable dealer
  reserves to average total finance receivables . . . . . . .      7.47%       13.39%        7.85%      9.74%
Allowance for finance credit losses to total gross finance
  receivables at end of period  . . . . . . . . . . . . . . .                               10.24%      8.22%
Dealer reserves to gross sales finance receivables
  at end of period  . . . . . . . . . . . . . . . . . . . . .                                5.99%      8.48%


DELINQUENCIES AND REPOSSESSIONS

If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):

                                      September 30, 1997       September 30, 1996        December 31, 1996


Delinquent gross receivables               $53,102                   $61,340                 $52,008
Bankrupt accounts                           39,034                    36,412                  17,499
Repossessed assets                           5,517                     6,758                   6,700
Total                                      $97,653                  $104,510                 $76,207

Delinquent gross receivables and
  bankrupt accounts to gross
  finance receivables                        7.85%                     7.14%                   5.30%

Delinquent gross receivables,
  bankrupt accounts and repossessed
  assets to gross finance
  receivables plus repossessed assets        8.28%                     7.60%                   5.78%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

CREDIT CARD PROGRAM

The Company has a portfolio of approximately $81 million of receivables relating to a credit card program that had originations in late 1995 and late 1996. This program generated losses prior to the allocation of interest expense of $3.1 million in the first nine months of 1997 of which $1.5 million was incurred in the third quarter.


LIQUIDITY AND FINANCIAL RESOURCES

The Company has been acquiring loans by using the cash flow from cash collections on finance receivables. Prior to January 1997, Mercury also used commercial paper extensively to fund its operations.

The primary debt of the Company is in the form of senior commercial paper, senior term notes and subordinated debt, which totaled $910 million at September 30, 1997, and $1,036 million at December 31, 1996 and $988 at September 30, 1996. As a result of the Company's announcement regarding the discovery of the accounting irregularities, the Company is in default of its credit agreements.

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

No provision has been made in the consolidated financial statements for the costs or expenses that have been or will be incurred subsequent to September 30, 1997 with respect to any of the above matters.

                           PART II   OTHER INFORMATION

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

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - The following Current Reports on Form 8-K were filed in the second quarter of 1997:

               (i)    Item 5 and Item 7 Current Report on Form 8-K filed
                      July 16, 1997. Mercury's Consolidated Balance Sheet for the year ended December 31, 1996 was filed as Exhibit 99.5 and as part of Exhibit 99.6 thereto.
               (ii)   Item 5 and Item 7 Current Report on Form 8-K filed
                      July 22, 1997. Mercury's Consolidated Balance Sheets at March 31, 1997 and December 31, 1996 were filed as part of
                      Exhibit 99.1 thereto.
               (iii)  Item 5 and Item 7 Current Report on Form 8-K filed
                      August 11, 1997. Mercury's Consolidated Financial Statements for the three months ended March 31, 1997 were filed as Exhibit 99.1 thereto.
               (iv) Item 5 and Item 7 Current Report on Form 8-K filed September 2, 1997. Mercury's Consolidated Statements of Income for the three months and six months ended June 30, 1997, and Consolidated Balance Sheet at June 30, 1997 were filed as part of Exhibit 99.1 thereto.
               (v) Item 5 and Item 7 Current Report on Form 8-K filed September 19, 1997. Mercury's Consolidated Financial Statements for the three and six month periods ended June 30, 1997 were filed as Exhibit 99.1 thereto.



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