Form 10-K
period 1997-12-31
MERCURY FINANCE CO
filed 1998-03-27
CIK 846378

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

                                      None
                                (Title of class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No

As of March 3, 1998, 172,497,714 shares of Common Stock were outstanding (net of Treasury stock).

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 3, 1998 totaled approximately $84,416,874 (based on the closing price of the Company's common stock on the New York Stock Exchange, as reported by The Wall Street Journal (Midwest edition for March 4, 1998)).

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

Mercury was organized in 1988, as a wholly-owned subsidiary of First Illinois Corporation (an Evanston, Illinois based bank holding company). On April 24, 1989, First Illinois Corporation distributed to its stockholders one share of Mercury for each two shares of First Illinois Corporation stock held.

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

Shortly after the announcement of the accounting irregularities, the Company's Board of Directors named William A. Brandt, Jr., President and Chief Executive Officer of the Company. Mr. Brandt is the President and Chief Executive Officer of Development Specialists, Inc., a firm specializing in providing management, consulting and turnaround assistance to reorganizing businesses. The Company's former President and Chief Executive Officer, John Brincat, resigned from both positions in February, 1997. Mr. Brincat also resigned as a director of the Company as of December 1, 1997. The Company's Chief Financial Officer before the Company's announcement of the accounting irregularities, James A. Doyle, was relieved of his duties in January, 1997.

As a result of the accounting irregularities, the Company was in violation of certain covenants in its senior note and subordinated debt agreements. In addition, the Company did not have access to commercial paper markets, which historically provided a significant portion of the Company's financing. Consequently, the Company was unable to repay maturing debt and has not repaid the principal portion of any debt subsequent to announcement of the accounting irregularities, except as described below. The Company is now current on all interest payments, other than certain portions deferred by agreement, and is not now obtaining additional financing.

On February 7, 1997, Mercury and all of its subsidiaries, other than its insurance subsidiaries (the "Subsidiary Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with certain financial institutions, including BankAmerica Business Credit, Inc. ("BankAmerica"), which provided the Company with a $50 million credit facility. Amounts outstanding under the Loan Agreement were secured by substantially all of the property and assets of the Company and its Subsidiary Borrowers other than equipment and real estate. In addition, the Company pledged to BankAmerica all of the capital stock of each Subsidiary Borrower. This facility, combined with daily cash flows, provided the Company with sufficient working capital to operate the business, discharge significant expenses resulting from the accounting irregularities, and pay interest on its debt obligations. The facility terminated according to its terms on January 6, 1998, at which time no amounts were outstanding thereunder.

Effective July 11, 1997, the Company and its lenders signed a Forbearance Agreement (the "Forbearance Agreement") and Waivers (the "Waivers"), both of which expired on September 30, 1997. Under the Forbearance Agreement, the lenders agreed not to take action against the Company for defaults under the applicable debt agreements prior to October 1, 1997, subject to certain termination events enumerated in the Forbearance Agreement. The Company made a $70 million payment to reduce principal and brought its interest payments current. Subsequent interest payments (at the greater of 7 percent per annum or the stated non-default rate) were made on the last business day of July, August, and September, of 1997, with a $6 million escrow established to insure payment of the September 30 interest payment. The Company also agreed to make additional cash payments to its lenders (i) on July 16, 1997, August 5, 1997, September 4, 1997, and October 3, 1997, if the Company's cash balances exceeded certain threshold amounts, and (ii) at such other times from the proceeds of an asset sale with a book value in excess of $5 million or tax refunds. The additional principal payments aggregated $31 million under this agreement. The Company also paid default interest subject to a cap of 9% on September 30, 1997.

On November 6, 1997, the Forbearance Agreement was amended (the "Amended Forbearance Agreement") such that the lenders agreed to not take action against the Company prior to March 2, 1998, unless the Forbearance Agreement was breached or otherwise terminated early. The Amended Forbearance Agreement provided for principal repayments based on excess cash balances at each month end during the duration of the agreement, a $7.0 million escrow fund to be used to pay any due and unpaid interest at the end of the forbearance period and payment of principal and interest from cash proceeds arising from the occurrence of certain significant events. Pursuant to the Amended Forbearance Agreement, the Company paid additional principal payments aggregating $151 million through March 3, 1998, bringing total principal repayments to $252 million since the Company entered into the forbearance agreements. The Company continues to negotiate with all of its lenders in an attempt to reach a consensual restructuring agreement.

On February 6, 1997, the Company suspended payment of the dividend previously announced on January 14, 1997, of $0.075 per share of Mercury common stock. The Company does not anticipate the payment of any dividends for the foreseeable future. In addition, on February 27, 1997, the Company adopted a stockholder rights plan designed to protect the Company's stockholders from abusive takeover tactics and from attempts to acquire control of Mercury without offering a fair price to all of the Company's stockholders. The plan does not preclude the Board of Directors from considering and accepting an offer if the Board believes it is in the best interest of the Company, its creditors and stockholders.

On February 18, 1997, the Company advised KPMG Peat Marwick LLP ("KPMG"), its independent accountants, that the Company was discontinuing KPMG's services. The Company then engaged Arthur Andersen LLP as the Company's new independent accountants. See Item 9 "Changes In and Disagreements with Accountants on Accounting and Financial Disclosures."

On March 28, 1997, Mercury entered into a Stock Purchase Agreement with Frontier Insurance Group, Inc. to sell the stock of Lyndon for $92 million in cash. Lyndon was acquired by the Company in October, 1995, from ITT for $72.5 million and the assumption of their net liabilities. Since then, other smaller insurance operations of the Company had been combined with Lyndon. The sale which closed on June 3, 1997, resulted in a loss to Mercury of approximately $30 million that was recorded in the first quarter of 1997. In addition, the earnings of Lyndon from the date of the agreement through the date of sale aggregating approximately $2 million accrued to the benefit of the buyer. As the Lyndon subsidiary had been operated on a standalone basis, its divestiture is not expected to have a significant effect on the Company's ability to operate the Company's core consumer finance business and to continue to offer insurance products to its consumer finance customers. Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company.
As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon will not be tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.

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

At December 31, 1997, the Company had 218 operating branches versus 287 at December 31, 1996. The Company closed 38 branches in the second quarter of 1997 which were considered to be duplicative or under-performing. The costs related to the closings, consisting primarily of lease settlements and write off of leasehold improvements, aggregated $325,000. In December, 1997, Mercury announced the implementation of a business plan that included the closing of approximately 70 operating branches. The number of additional branch closings was subsequently increased to 82. The branches are being closed because they are either unprofitable or considered redundant in view of the location of nearby branches. The closings are estimated to result in a decrease in the outstanding portfolio of approximately $250 million over the next twelve to eighteen months. The closings will not be treated as discontinued operations, however, a provision was recorded in the fourth quarter of 1997 to cover the costs of the closings which are estimated to be $3.4 million.

See Item 3 "Legal Proceedings" for information regarding legal proceedings related to the accounting irregularities described above.

BRANCH OFFICE NETWORK/OPERATION

In December, 1997, the Company announced the implementation of its business plan for 1998 which provides for the exit of non-profitable market areas and the closing of branches which are considered redundant in consideration of nearby locations for a total reduction of 82 branches. The existing portfolios of the 82 branches to be closed have either been transferred to nearby continuing branches or will remain in 22 branches that will continue to exist for up to eighteen months in order to collect the existing portfolio. While the Company will temporarily have 202 branches, after the closings, Mercury will have 180 continuing operating branches.

The continuing branch operations are divided into 24 geographically organized districts, with each district headed by a regional director. A regional director is generally responsible for six to twelve offices (depending on size and geographical dispersion). Regional directors report to four Group Vice Presidents. A summary of the operating branches by state is as follows:


 State                Office Locations    State                 Office Locations


 Alabama                      1           Nevada                         2
 Arizona                      3           New Mexico                     1
 Colorado                     1           New York                       2
 Delaware                     1           North Carolina                 8
 Florida                     20           Ohio                          11
 Georgia                      7           Oklahoma                       1
 Illinois                    15           Pennsylvania                   6
 Indiana                      6           South Carolina                 4
 Kansas                       1           Tennessee                      2
 Kentucky                     3           Texas                         15
 Louisiana                   33           Virginia                      11
 Michigan                     5           Washington                     2
 Mississippi                 12           Wisconsin                      4
 Missouri                     3
                                            TOTAL                      180


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

The business mix of Mercury's branch office network between sales finance receivables (which constitutes 86% of total gross receivables) and direct consumer loans (which constitutes 14% of total gross receivables) is generally consistent within the 24 supervisory districts of the country. The business mix in any one branch office is dependent upon the location of the office and the background of an office's loan personnel.

See "Recent Developments" for additional information regarding the elimination and consolidation of certain of Mercury's offices.

LOAN AND CONTRACT ORIGINATION AND MARKETING

Historically, Mercury originated loans and acquired individual sales finance contracts through its office network based upon a decentralized approval process tailored to the market in which its specific offices operated. All credit extensions were reviewed and approved at the branch level with extensions of credit in excess of preset limits requiring approval by a regional director. In 1998, Mercury initiated 15 regional centralized purchasing offices that review and approve the origination of loans and acquisitions of sales finance contracts for a majority of the Company's volume. Through this process, management believes that underwriting criteria will be applied more consistently while still allowing for flexibility to be responsive to local market conditions. In addition, the realignment will release branch personnel from making credit decisions and will allow for greater emphasis to be placed on cash collections and expanding dealer relationships.

Installment sales finance receivables which originate with local dealers (household goods, appliance and automobile) are subjected to the same credit review and credit worthiness policies as direct consumer loans. A specific installment sales finance contract is acquired only after objective investigations of the credit worthiness of the borrower and a determination of the underlying value of the asset through use of industry publications, combined with the subjective assessment by underwriters. Every sales finance contract is reviewed individually and extensions of credit are made based upon the credit worthiness of each contract.

Individual sales finance contracts are acquired pursuant to formal agreements with local merchants. Mercury acquires sales finance contracts from local franchised and independent used car dealers with which Mercury has established ongoing relationships. A relationship with a dealer begins only after analysis of the soundness of their business is completed. Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired.

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

Lyndon was engaged in the business of direct writing of credit life, accident and health and various other credit related insurance policies for customers of Mercury and other companies. Prior to disposition, Lyndon Life was licensed in forty-eight states and Lyndon Property was licensed in forty-seven states. Lyndon subsidiaries, Mercury Life and Gulfco Life were engaged primarily in the business of reinsuring and direct writing, respectively, of credit life and accident and health insurance policies issued to borrowers under finance receivables and sales finance contracts acquired by Mercury. The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance payable in the event of death or disability of the debtor. Premiums are earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holder. As described above, Lyndon (including its subsidiaries) was disposed of on June 3, 1997. Management has determined that it is in the best interest of the Company to remain in the insurance business and has formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon is not considered the discontinuation of a business.

SOURCE OF FUNDS

Mercury funds its operations primarily through collections of principal and interest from finance receivables and the sale of debt securities. At
December 31, 1997, Mercury had total debt of $852 million. Of this total, 48.9% was in commercial paper and notes, 48.4% was in fixed rate senior term notes and 2.7% was in fixed rate subordinated term notes. In addition, Mercury previously had a $50 million credit facility which expired on its own terms in January, 1998, with no amounts then outstanding thereunder.

As indicated above, as a result of the accounting irregularities, the Company's credit rating has been downgraded and consequently, the Company does not have access to the commercial paper markets and is not now obtaining additional financing. Proceeds from the collection of existing sales finance contracts have provided and are expected to continue to provide sufficient working capital for operations, since collections exceed originations. Lower amounts are being spent on new sales finance contracts due to the reduction in the number of operating branches and the stricter underwriting criteria. Reductions in the sales finance portfolio are funding current operating losses.

COMPETITION

The consumer finance business is intensely competitive. Mercury competes with other consumer finance companies, personal loan departments of commercial banks, federally insured credit unions, industrial banks, credit card issuers and companies which finance the sales of their own merchandise or the merchandise of others.

In recent months, a number of Mercury's competitors have announced that they have exited the sub-prime sales finance industry, have no funds available to acquire additional sales finance contracts or have tightened credit standards resulting in lower volumes. While this may be a sign that competitive pressures should be easing, there still appears to be no shortage of alternatives for auto dealers attempting to sell sales finance contracts.

EMPLOYEES

As of December 31, 1997, Mercury had approximately 1,570 employees. None of its employees are represented by a collective bargaining agreement.

GOVERNMENT REGULATION

All consumer finance operations are subject to federal and state regulations. Personal loan lending laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the business is conducted under licenses issued by individual states. Each licensed office is subject to periodic examination by state regulatory authorities. The state licenses are revocable for cause. Mercury believes that its current operations comply in all material respects with these regulations. Mercury is also subject to the provisions of the Federal Consumer Credit Protection Act and its related regulations.

Credit insurance offered in connection with the direct lending and sales finance activities of Mercury and the premiums payable by credit customers and commissions payable by insurers to the originators of such insurance are also subject to state laws and regulations.

ITEM 2

PROPERTIES

The executive offices of Mercury are located at 100 Field Drive, Lake Forest, Illinois 60045, telephone number (847) 295-8600. Mercury occupies approximately 11,750 square feet of a modern office building subject to a lease having a term expiring on March 31, 2002. Mercury also leases space for all its branch offices. The leases for the branch offices are generally for terms from 3 to 5 years. Total rent expense for the Company approximated $4,571,000, $4,392,000 and $4,176,000 in 1997, 1996 and 1995, respectively.

ITEM 3.

LEGAL PROCEEDINGS

The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of accounting irregularities. To date, forty-five actions against the Company are pending in the United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in Delaware Chancery Court. The complaints seek compensatory damages, attorneys' fees and costs, and some seek punitive or treble damages as well.

Forty-one of the lawsuits pending in the Northern District of Illinois are class actions which generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. Two cases pending in the Northern District of Illinois allege non-class securities fraud and common law claims. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1998, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. One of the derivative actions was recently amended to include allegations of RICO violations. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The Company is unable to predict the potential financial impact of the litigation.

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

On January 10, 1997, the Company entered into an agreement (the "Agreement") with BankBoston Corporation ("BankBoston") pursuant to which the Company was to acquire all of the outstanding stock of Fidelity Acceptance Corporation, a subsidiary of BankBoston, in return for the issuance of approximately 32.7 million shares of the Company's common stock. On January 30, 1997, BankBoston notified the Company that it was terminating the Agreement as a result of breaches of the Agreement resulting from the accounting irregularities described above. On July 10, 1997, BankBoston notified Mercury that BankBoston intended to seek appropriate compensation for its damages resulting from such breaches. Such claims were settled for a cash payment of $1,600,000 in January, 1998 which was accrued in December, 1997.

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

The Company recognizes the expense for litigation when the incurrance of loss
is probable and the amount of such loss is estimable.   Because of the
uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits at December 31, 1997 with the exception of the $1,600,000 Bank of Boston settlement. The costs to defend against this litigation are expensed as incurred.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Mercury Finance Company began trading on the New York Stock Exchange on April 11, 1989 under the symbol MFN. Mercury common stock is also traded on the Chicago Stock Exchange. On December 31, 1997, Mercury had approximately 4,791 holders of record of common stock, exclusive of holders of shares in "street" or nominee names. The following table sets forth the high and low closing sale prices as reported on the New York Stock Exchange during the last two fiscal years. The table also indicates the cash dividends declared by the Company per share during such periods.


                                                     1997                                1996
                                                             Dividends                            Dividends
                                         High       Low      Declared       High        Low       Declared


 First Quarter . . . . . . . . . .    $  15 3/4   $ 1 7/8      $.075        $15 1/8   $11           $.075
 Second Quarter  . . . . . . . . .        2 3/4     1 1/2        0           14 1/2    11 3/8        .075
 Third Quarter . . . . . . . . . .        2 11/16   1 3/8        0           12 1/8    10 3/4        .075
 Fourth Quarter  . . . . . . . . .        1 11/16    9/16        0           13 1/8    11            .075


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

ITEM 6

SELECTED FINANCIAL DATA

Introduction

All financial information included herein reflects the adjustments to correct for the irregularities described in Item 1, "Business - Recent Developments."


 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                       Years ended December 31,
                                                    1997           1996           1995           1994           1993

 SUMMARY INCOME STATEMENT
   Interest income . . . . . . . . . . . . .     $  235,621    $    271,889   $    255,066   $    211,565   $    165,054
   Interest expense  . . . . . . . . . . . .         86,529          64,789         57,303         39,375         32,933

   Net interest income before provision for
     finance credit losses   . . . . . . . .        149,092         207,100        197,763        172,190        132,121
   Provision for finance credit losses . . .        106,374         215,171         32,641          7,376          6,392
   Net interest income/(loss) after provision
     for finance credit losses . . . . . . .         42,718         (8,071)        165,122        164,814        125,729
   Other income  . . . . . . . . . . . . . .         47,080         101,985         58,349         40,907         29,342
   Other expenses  . . . . . . . . . . . . .        128,005         143,297        103,363         64,731         50,204

   Operating income/(loss) before income
     tax provisions/(benefits) and cumulative
     effect of change in accounting principle       (38,207)       (49,383)        120,108        140,990        104,867
   Non-operating expenses  . . . . . . . . .        (52,236)             0               0              0              0
   Income tax provision/(benefit)  . . . . .        (16,250)       (20,415)         45,979         54,445         40,174
   Income/(loss) before cumulative effect of
     change in accounting principle  . . . .        (74,193)       (28,968)         74,129         86,545         64,693
   Cumulative effect
    of change in accounting principle  . . .              0               0              0              0            234

   Net income/(loss) . . . . . . . . . . . .     $  (74,193)   $   (28,968)   $     74,129   $     86,545   $     64,927

 Weighted average common shares
   outstanding:
     Basic . . . . . . . . . . . . . . . . .         172,489        172,768        172,449        173,342        172,882
     Diluted . . . . . . . . . . . . . . . .         172,489        172,768        174,109        175,150        175,450

 Per share net income/(loss) attributable to
   common shares
     Basic . . . . . . . . . . . . . . . . .     $    (0.43)   $     (0.17)   $       0.43   $       0.50   $       0.38
     Diluted . . . . . . . . . . . . . . . .     $    (0.43)   $     (0.17)   $       0.43   $       0.49   $       0.37
 Dividend per share declared                     $      .075   $        .30   $        .25   $        .19   $        .14
 SELECTED BALANCES AT YEAR END
   Total assets  . . . . . . . . . . . . . .     $   979,404   $  1,543,360   $  1,598,098   $  1,036,403   $    797,090
   Gross finance and credit card receivables       1,175,439      1,396,081      1,441,288      1,272,430      1,004,517
   Total finance receivables (Net of
     unearned charges) . . . . . . . . . . .         971,377      1,160,423      1,197,776      1,039,867        820,287
   Allowance for finance credit losses . . .         102,204         97,762         46,366         22,488         18,344
   Nonrefundable dealer reserves . . . . . .          52,731         89,378         61,961         66,477         57,241
   Senior debt, commercial paper and other
     notes . . . . . . . . . . . . . . . . .         416,731        525,051        489,990        449,945        260,260
   Senior debt, term notes . . . . . . . . .         412,514        488,625        438,750        265,375        266,000
   Subordinated debt . . . . . . . . . . . .          22,500         22,500         29,500         35,500         35,000
   Stockholders' equity. . . . . . . . . . ..         82,700        168,885        259,487        227,514        193,527

 SELECTED RATIOS
   Net income/(loss) to average total assets          (5.94%)       (1.88%)          6.01%          9.71%          9.12%
   Net income/(loss) to average
     stockholders' equity  . . . . . . . . .         (64.20%)      (12.85%)         29.64%         40.23%         38.95%
   Total stockholders' equity to total assets          8.44%        10.94%          16.24%         21.95%         24.28%
   Earnings to fixed charges (Note 1)  . . .              -             -            3.05           4.48           4.10
   Deficiency of fixed charges
     coverage (Note 1) . . . . . . . . . . .     $   90,443    $   49,383             N/A            N/A            N/A

Note 1.

SEC Regulation S-K requires the disclosure of the ratio of earnings to fixed charges except where the ratio falls below 1, then the deficiency shall be disclosed in dollar terms.


ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in tables in thousands)
The following discussion is intended to assist readers in their analysis of the accompanying consolidated financial statements and notes that are presented elsewhere in this report.

                                    OVERVIEW

Mercury continued to experience fierce competition in 1997 both from growing specialty finance companies similar to Mercury and from traditional financial institutions which reduced credit standards to obtain higher yields. Mercury had previously responded to the competitive pressures by reducing its credit standards while accepting lower pricing on sales finance contracts and introducing new products that ultimately proved to be unprofitable. The Company also continued to experience a high level of turnover at the branch manager and staff levels. These factors resulted in a higher level of delinquencies and charge-offs in 1997 and 1996. The delinquencies and charge-offs combined with interest expense at default rates and lower volumes caused the Company to incur an operating loss for 1997.

                               FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

During the year, total assets of Mercury decreased 37% to $979.4 million at December 31, 1997. This follows a decrease of 3% during 1996. Total assets declined significantly in 1997 due to the sale of Lyndon combined with a decrease in sales finance receivables.

Total finance receivables decreased 16% in 1997 compared to 1996 after a 3% decrease in 1996 over 1995. Finance receivables decreased in 1997 as a result of a lower level of new volume due to increased credit standards, a fewer number of branches and the disruption caused by the accounting irregularities. Total finance receivables decreased in 1996 as a result of lower acquisitions at existing locations due to increased competition offset by the introduction of a credit card program. Number of branches open at December 31, 1997, 1996 and 1995 were 218, 287 and 276, respectively. The Company's offices in Texas, Florida and Illinois accounted for approximately 16%, 15% and 11% of gross sales and direct finance receivables at December 31, 1997 with the remainder being originated in the other 26 states where offices are located.

The Company closed 38 branches in the second quarter of 1997 which were considered to be duplicative or under-performing. The costs related to the closings consisted primarily of lease settlements and write-offs of leasehold improvements aggregated $0.325 million.

In December, 1997, Mercury announced the implementation of a business plan that included the closing of an additional 82 branches. These branches are being closed because they are either unprofitable or considered redundant in view of the location of nearby branches. Of the branches announced to be closing, 22 branches will remain open for up to eighteen months to collect existing portfolios. The additional closings are estimated to result in a decrease in the finance receivables portfolio of approximately $250 million over the next twelve to eighteen months. The closings will not be treated as discontinued operations, however, a provision of $3.4 million was recorded in the fourth quarter of 1997 to cover the costs of the closings. For additional information on branch closings, refer to "Restructuring Charges."

The following tables summarize the composition of finance receivables at December 31:


                                                1997              1996              1995


Gross finance receivables:
Sales                                        $954,319        $1,159,848        $1,256,631
Direct                                        149,624           152,633           152,125
Total gross finance
 receivables                                1,103,943         1,312,481         1,408,756
Less:  Unearned finance
 charges                                     (200,820)         (228,405)         (234,792)
Unearned commissions,
 insurance premiums and
 insurance claim reserves                      (3,242)           (7,253)           (8,720)
Sales and direct finance receivables          899,881         1,076,823         1,165,244
Credit Card                                    71,496            83,600            32,532
Total Finance Receivables                    $971,377        $1,160,423        $1,197,776


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

Each period the provision for finance credit losses in the income statement results from the combination of a) an estimate by management of loan losses that occurred during the current period and b) the ongoing adjustment of prior estimates of losses occurring in prior periods. As the specific borrower and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for finance credit losses. If, subsequent to a charge off, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded, decreasing current period charge offs.

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

The dealer reserve is made available to absorb credit losses over the life of the pool of receivables. The dealer reserve cannot be utilized to offset provision for finance credit losses immediately, but must be held to offset future losses. Management believes this method provides for an appropriate matching of finance charge income and provision for finance credit losses. The application of the static pooling methodology as described above increased the 1996 provision for credit losses by $89 million.

Reserve requirements for sales finance, direct and credit card receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e. 30, 60, 90 and 120 days past due). These assumed losses are utilized to determine the projected cash flows from each impaired category. The projected cash flow is then discounted at the loan's original yield to estimate the net present value of the impaired loans. A reserve is established in an amount sufficient to reduce the book value of the impaired receivable to its net present value. Repossessed collateral is valued at an estimate of its net realizable value.

A summary of the activity in the allowance for finance credit losses for the years ended December 31, was as follows:


                                                                   1997             1996             1995


Balance at beginning of year                                      $97,762          $46,366          $22,488
Provision charged to expense                                      106,374          215,171           32,641
Finance receivables charged-off, net of recoveries               (101,932)         (89,326)          (8,763)
Transfer to nonrefundable dealer reserves                               0          (74,449)               0
Balance at year end                                              $102,204          $97,762          $46,366

Allowance as a percent of total finance receivables outstanding     10.52%            8.42%            3.87%


The increase in the provision and allowance for finance credit losses in 1997 and 1996 versus 1995 is attributable to the adoption of the static pool method of accounting for loss reserves and an increase in delinquencies and charge-offs combined with a lower level of acquired nonrefundable dealer reserves.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the discount with the dealers based upon various criteria, one of which is the credit risk associated with the sales
finance contracts being acquired.   The following table sets forth a
reconciliation of the changes in nonrefundable dealer reserves for the years ended December 31:


                                                                   1997             1996             1995


Balance at beginning of year                                      $89,378          $61,961          $66,477
Discounts acquired on new volume                                   45,010           67,442           98,559
Losses absorbed                                                   (81,657)        (114,474)         (96,117)
Transfer from the Allowance for Finance Credit Losses                   0           74,449                0
Other                                                                   0                0           (6,958)
Balance at end of year                                            $52,731          $89,378          $61,961

Reserve as a percent of gross sales finance receivables              5.53%            7.71%            4.93%


Under the static pooling methodology utilized in 1996 and 1997, the balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables. The balance of nonrefundable dealer reserves at December 31, 1995 was computed under the previous reserving methodology wherein nonrefundable dealer reserves acquired were available to offset current losses.

The discount acquired on new volume decreased in 1997 from 1996 as a result of lower volume levels. The discount acquired on new volume decreased in 1996 versus 1995 as a result of both lower volume and lower percentage of discount on new volume.

DEFERRED AND INCOME TAX RECEIVABLES

At December 31, 1997, the Company had recorded an income tax receivable of $79.9 million. This balance is comprised of three primary items: (i) refund claim for the amendment of 1995 and prior income tax returns for the accounting irregularities, (ii) the carryback of the net operating loss for 1996 to prior periods and (iii) an estimate of the carryback of the net operating loss for 1997 to prior periods. Of the income tax receivable, $27.5 million was received in February, 1998. The majority of the receivable relates to the carryback of the 1997 net operating loss which will not be filed for until the end of the second quarter of 1998. The timing of receipt of the actual refund in unknown.

At December 31, 1996, the Company had recorded a deferred tax asset balance of $33.3 million. No valuation allowance against the deferred tax asset balance was recorded as of December 31, 1996, as Mercury believed it was more likely than not that the deferred tax assets would be realized in the future under existing tax laws at December 31, 1996. This conclusion was based on the extremely short period in which the existing deductible temporary differences, primarily related to finance credit losses, would reverse and the existence of sufficient taxable income within the carryback period of three years that existed at December 31, 1996.

A provision of the Taxpayer Relief Act of 1997, signed into law in August, 1997, was to reduce the Net Operating Loss (NOL) carryback period from three years to two years for tax years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income, versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company had reported significant taxable income. For financial reporting purposes, the change in tax law raises a question as to the future realizability of the deferred tax asset that would be recorded in the financial statements ($0.657 million as of December 31, 1997) because as of January 1, 1998, the reversal of the temporary differences giving rise to the deferred taxes can no longer be carried back to periods of taxable income. Accordingly, a full valuation allowance on deferred tax assets has been recorded at December 31, 1997.

Mercury elected to be treated as a dealer in securities under Section 475 of the Internal Revenue Code effective for the year ended December 31, 1996. Pursuant to this election, Mercury must annually recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of the securities for the year ended December 31, 1996 and prospectively. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election, the Company is entitled to a cumulative deduction for tax purposes in excess of the allowance for finance credit loss amount recorded for financial reporting purposes.

DEBT

The primary source for funding Mercury's finance receivables comes from debt issued by Mercury. At December 31, 1997, Mercury had total debt of $851.7 million, which compares to $1,036.2 million and $958.2 million at December 31, 1996 and 1995, respectively. The following table represents Mercury's debt instruments and the corresponding stated rates on the debt at the end of the periods indicated:


                         Dec. 31, 1997             Dec. 31, 1996               Dec. 31,1995
                         Balance       Rate        Balance            Rate     Balance          Rate


Senior Debt:
 Commercial paper        $416,731      5.7%          $525,051         5.6%     $489,990          6.0%
Term notes                412,514      7.0%           488,625         7.0%      438,750          7.2%
Subordinated
 debt                      22,500     10.3%            22,500        10.3%       29,500         10.2%
Total                    $851,745      6.5%        $1,036,176         6.4%     $958,240          6.6%


As a result of the 1996 net loss, accounting irregularities, and related matters, Mercury violated its debt and financial covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt, which would result in all of such debt becoming immediately due and payable. The Company has been accruing interest at default rates since February 10, 1997 and pursuant to forbearance agreements have been paying interest since that date at default rates subject to a cap of 9%.

STOCKHOLDERS' EQUITY

Total stockholders' equity at December 31, 1997 was $82.7 million which compares with $168.9 million at December 31, 1996. During the year Mercury had a net loss of $74.2 million and declared dividends of $12.9 million. The Company did not repurchase any shares of common stock during the year. At December 31, 1997, Mercury's stockholders' equity as a percent of total assets was 8.44% which compares with 10.94% at December 31, 1996.

Total stockholders' equity at December 31, 1996 was $168.9 million which compares with $259.5 million at December 31, 1995. During that year Mercury had a net loss of $29.0 million, paid dividends of $51.8 million and repurchased 1.5 million shares of common stock costing $16.5 million. At December 31, 1996, Mercury's stockholders' equity as a percent of total assets was 10.94% which compares with 16.24% at December 31, 1995.

In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a significant impact on the financial position and results of operations of the Company and related disclosures.

                              RESULTS OF OPERATIONS

NET INCOME (LOSS)

For the year ended December 31, 1997, Mercury had a net loss of $74.2 million. The 1997 net loss compares to a net loss in 1996 of $29.0 million and net income of $74.1 million earned in 1995. The 1997 results are adversely impacted by the incurrence of non-operating expenses relating to the investigation and restructuring of the business, default rates of interest expense after February 10, 1997, the loss on the sale of Lyndon and the lack of earnings of the Lyndon insurance subsidiaries which were attributable to the buyer after March 28, 1997 and a decrease in volume. The decrease in 1996 net income was primarily attributable to an increase in the loss provision for finance credit losses offset by the profitable operations of Lyndon Insurance Companies.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest income and interest expense before provision for finance credit losses. For the year ended December 31, 1997, net interest income was $149.1 million, which compares with $207.1 million and $197.8 million in 1996 and 1995, respectively. Impacting the growth in interest income in 1996 was the investment portfolio of the Lyndon Insurance Companies, acquired in October 1995. For the year ended December 31, 1997, Mercury's net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 12.68%. This compares with a net interest margin of 14.73% and 16.24% in 1996 and 1995, respectively. The decrease in net interest margin in 1997 is primarily the result of the increase in interest expense to default levels beginning in February, 1997. The change in the net interest margin in 1996 was primarily attributable to lower yielding investment assets associated with the Lyndon acquisition. The investment portfolio of Lyndon yielded approximately 7% vs. approximately 23% for the finance receivable portfolio in 1996. The following table summarizes net interest income and the net interest margin for the three years ended December 31:


                                                                  1997             1996             1995


Average interest earning assets                                 $1,176,194       $1,405,916       $1,217,798
Average interest bearing liabilities                               963,431          984,904          843,239
Net                                                               $212,763         $421,012         $374,559

Interest income                                                   $235,621         $271,889         $255,066
Interest expense                                                    86,529           64,789           57,303
Net interest income before provision for
  finance credit losses                                           $149,092         $207,100         $197,763

Rate earned                                                         20.03%           19.34%           20.94%
Rate paid                                                            8.98%            6.58%            6.80%
Net                                                                 11.05%           12.76%           14.14%

Net interest margin                                                 12.68%           14.73%           16.24%


OTHER INCOME

In addition to finance charges and interest, Mercury derives commission income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of Mercury. Other credit-related sources of revenue are derived from the sale of other products and services.

Lyndon earned insurance premiums on business it has underwritten through outside distributors, business in a run-off mode from subsidiaries of its prior owner, and going forward, through Mercury's branch offices. Insurance premiums are also earned by Mercury's other insurance subsidiaries as reinsurers of credit life and accident and health policies issued through Mercury branch offices. For the years ended December 31, 1996 and 1995, Mercury experienced increases in its insurance premiums which were attributable to the acquisition of Lyndon in the fourth quarter of 1995. Insurance premiums declined in 1997 because Lyndon was sold on June 3, 1997. Commission income declined during the same periods as a result of a number of the insurance programs being written by Lyndon since its acquisition and no commission is earned on a consolidated basis as well as an overall decline in new volume. The following table summarizes the amounts earned from these products for the three years ended December 31:


                                                                     1997             1996             1995


Insurance premiums                                                 $35,660          $83,277          $29,686
Fees, commissions and other                                         11,420           18,708           28,663
Total                                                              $47,080         $101,985          $58,349

Other income as a % of average interest earning assets               4.00%            7.25%            4.79%


OTHER EXPENSES (EXCLUDING RESTRUCTURING EXPENSES)

In addition to interest expense and the provision for finance credit losses, Mercury incurs other operating expenses in the conduct of its business. During 1997 other operating expenses decreased 13.3% from $143.3 million in 1996, which had increased 38.6% over 1995. The increase in expenses during 1996 primarily related to the acquisition of Lyndon and an increase in the number of branches. 1997 decreased compared to 1996 as a result of the sale of Lyndon as of June 3, 1997. The following table summarizes the components of other expenses for the three years ended December 31:


                                                                    1997             1996             1995


Salaries and employee benefits                                     $56,799          $54,942          $48,590
Incurred insurance claims expense and other underwriting
  expense                                                           20,466           47,243           17,703
Other operating expenses excluding restructuring expenses           47,015           41,112           37,070
Total                                                             $124,280         $143,297         $103,363

Operating expenses excluding restructuring charges
  as a % of average interest earning assets                         10.57%           10.19%            8.49%


RESTRUCTURING CHARGES

During 1997, the Company closed a number of branches and implemented a plan to close additional branches for a total closure of approximately 110 branches and to reduce approximately 260 branch personnel. The amount charged during the year was $3.725 million ($0.02 per common share) of which $0.301 million has been utilized to date. These charges and their utilization to December 31, 1997 are summarized in the following table:


Dollars in thousands:

                                                    Amounts Charged     Amounts Utilized     Amounts to be
                                                        in 1997             in 1997         Utilized in 1998


 Asset and leasehold write-offs                   $            1,200   $              200  $           1,000
 Lease buyouts and other expenses                              1,025                  101                924
 Employee severance and retention                              1,500                    0              1,500
                                                  $            3,725   $              301  $           3,424


The Company records restructuring charges against operations and provides a reserve based on the best information available at the time the commitment is made to undertake the restructuring action. The reserves are considered utilized when specific restructuring criteria are met, indicating the planned restructuring action has occurred. Work-force-related reserves are considered utilized at payment for termination or acceptance of other contractual arrangements.

The reserve for lease buyouts is utilized when the remaining lease obligations are settled or the space has been vacated and made available for sublease. It is the Company's policy to continue to charge depreciation, rental, and other operating costs relating to excess space to ongoing operations while they remain in business use. Salaries and benefits are charged to operations while the employee is actively employed.

Reserves for assets and leasehold improvements written-off are utilized at the date of disposal or the final date of the lease.

OTHER NON-OPERATING EXPENSES

Non-operating expenses of $20.7 million for 1997 include the costs of the investigation of the accounting irregularities, professional fees related to the negotiations with creditors, legal defense of the Company, the costs of the interim financing facility, a portion of the fees for the crisis management team and the costs of the audit examination of the 1996 financial statements and the reviews of the 1997 quarterly financial statements, offset by approximately $1.1 million from the proceeds of a life insurance policy.

INCOME TAXES

The effective rate of tax benefit applicable to the net loss in 1997 and 1996 was 18.0% and 41.3%, respectively. The effective tax rate on income before income taxes was 38.3% in 1995.

The relatively low rate of benefit in 1997 is primarily due to the loss on the sale of Lyndon which was not deductible for tax purposes. Also, the Company was required to record a valuation allowance against deferred tax assets of $0.657 million at December 31, 1997. Such amount had been estimated at the end of the third quarter to be $18.5 million but due to a favorable interaction of the valuation of finance receivables for tax purposes versus financial reporting purposes, the change was reduced to $0.657 million.

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

The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):


                                                                      1997             1996             1995


Loss provision charged to income                                  $106,374         $215,171          $32,641
Net charge-offs against allowance                                  101,932           89,326            8,763
Net charge-offs against nonrefundable dealer reserves               81,657          114,474           96,117
Allowance for finance credit losses at end of period               102,204           97,762           46,366
Dealer reserves at end of period                                   $52,731          $89,378          $61,961

RATIOS

                                                                      1997             1996             1995

Net charge-offs against allowance to average total
  finance receivables                                                9.44%            7.54%             .76%
Net charge-offs against nonrefundable dealer reserves
  to average total finance receivables                               7.56%            9.66%            8.37%
Allowance for finance credit losses to total gross
  finance receivables at end of period                               9.26%            7.45%            3.29%
Dealer reserves to gross sales finance receivables
  at end of period                                                   5.53%            7.71%            4.93%


The increase in the provision and allowance for finance credit losses in 1997 and 1996 versus 1995 is attributable to the adoption of the static pool method of accounting for loss reserves and an increase in delinquencies and charge-offs combined with a lower level of acquired nonrefundable dealer reserves.

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


                                                                December 31, 1997        December 31, 1996


Delinquent gross receivables                                         $41,970                 $52,008
Bankrupt accounts                                                     37,037                  17,499
Repossessed assets                                                     5,167                   6,700
Total                                                                $84,174                 $76,207

Delinquent gross receivables and bankrupt accounts
  to sales and direct finance receivables                              8.78%                   5.30%

Delinquent gross receivables, bankrupt accounts and
  repossessed assets to sales and direct finance
  receivables plus repossessed assets                                  9.30%                   5.78%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

CREDIT CARD PROGRAM

The Company has a portfolio of approximately $70 million of receivables at December 31, 1997 relating to a credit card program that had solicitations in late 1995 and late 1996. This program generated losses prior to the allocation of interest expense of $5.0 million in 1997 and $1.4 million in 1996.

DISPOSITION OF LYNDON

During 1997, Lyndon's claims paying ability was downgraded by A.M. Best to a rating of B with negative implications. This action, together with regulatory concerns and the liquidity needs of Mercury, caused Mercury to decide to dispose of Lyndon. On March 28, 1997, Mercury executed a Stock Purchase Agreement with Frontier Insurance Group, Inc. ("Frontier") for the sale of Lyndon to Frontier for $92 million. The sale, which closed on June 3, 1997, resulted in a loss to Mercury of approximately $30 million. In addition, the earnings of Lyndon from the date of the agreement through the date of sale aggregating approximately $2 million accrued to the benefit of the buyer. Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company.
As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon will not be tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.

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

As a result of the accounting irregularities, the Company was in violation of certain covenants in its senior note and subordinated debt agreements. In addition, the Company did not have access to commercial paper markets, which historically provided a significant portion of the Company's financing. Consequently, the Company was unable to repay maturing debt and has not repaid the principal portion of any debt subsequent to announcement of the accounting irregularities, except in connection with the forbearance agreements described herein. The Company is now current on all interest payments, other than certain portions deferred by agreement, and is not now obtaining additional financing.

                              YEAR 2000 COMPLIANCE

The Company has undertaken a review of its exposure to computer malfunctions relating to the Year 2000. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. Mercury is expected to incur expenditures over the next two years to address this issue.

The Company has several information system improvement initiatives under way that will require increased expenditures during the next two years. These initiatives, which began in 1997, include the conversion of certain Company computer systems to be Year 2000 compliant. Mercury utilizes computer software developed by external vendors and has received assurances from these vendors that Year 2000 compliant upgrades will be available by June, 1998, and this will allow the Company more than sufficient time for an orderly transition.

Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The costs of the upgrade to compliance is not expected to be material.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income. Management does not expect the adoption of this statement to have a significantimpact on the financial position and results of operations of the Company. This statement is effective for financial statements issued for periods beginning after December 15, 1997.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDERS
MERCURY FINANCE COMPANY:

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Mercury Finance Company and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of Mercury Finance Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Mercury Finance Company for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                   /s/ KPMG Peat Marwick LLP

February 12, 1996, except as to notes 5, 14 and 17,
  which are dated as of October 27, 1997.
Chicago, Illinois


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Mercury Finance Company:

We have audited the accompanying consolidated balance sheets of Mercury Finance Company and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercury Finance Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As further discussed in Notes 1 and 5 to the financial statements, effective in 1996, the Company changed its methodology for evaluating the adequacy of the allowance for finance credit losses by adopting a static pooling methodology.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses in 1997 and 1996 and is continuing to incur losses in 1998. In addition, all of the Company's debt is subject to acceleration or has matured by its terms as a result of the Company's defaults of its various lending agreements. The Company is currently the defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim earnings in 1996. As further described in Note 2, the Company is in negotiations with its creditors and has retained an investment banker to refinance its existing debt and/or explore strategic alternatives. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Arthur Andersen LLP

Chicago, Illinois
March 17, 1998


                             MERCURY FINANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31


(In thousands, except per share amounts)

                                                                              1997                1996


ASSETS
  Cash and cash equivalents                                              $    53,896           $    20,957
  Short-term investments (at amortized cost which
    approximates fair value)                                                       0                43,411
  Investments available-for-sale, at fair value                                    0               161,781
  Investments held-to-maturity, at cost                                            0                 7,765

  Finance Receivables                                                        971,377             1,160,423
    Less allowance for finance credit losses                                (102,204)              (97,762)
    Less nonrefundable dealer reserves                                       (52,731)              (89,378)
    FINANCE RECEIVABLES, NET                                                 816,442               973,283

  Deferred income taxes, net                                                       0                33,356
  Income taxes receivable                                                     79,941                53,764
  Premises and equipment (at cost, less accumulated
    depreciation of $10,750 and $9,157)                                        5,899                 7,266
  Goodwill                                                                    13,604                14,463
  Reinsurance receivable                                                           0                93,458
  Deferred acquisition costs and present value of future profits                   0                62,809
  Other assets (including repossessions)                                       9,622                71,047
    TOTAL ASSETS                                                         $   979,404           $ 1,543,360

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Senior debt, commercial paper and notes                                $   416,731           $   525,051
  Senior debt, term notes                                                    412,514               488,625
  Subordinated notes                                                          22,500                22,500
  Accounts payable and other liabilities                                      44,959                81,282
  Unearned premium and claim reserves                                              0               239,573
  Reinsurance payable                                                              0                17,444
    TOTAL LIABILITIES                                                        896,704             1,374,475

CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY
  Common stock - $1.00 par value per share:
    300,000,000 shares authorized
    1997 - 177,900,671 shares outstanding
    1996 - 177,719,447 shares outstanding                                    177,901               177,719
  Paid in capital                                                              8,244                 6,539
  Retained earnings/(deficit)                                                (49,781)               37,349
  Unrealized appreciation on available-for-sale securities,
    net of tax                                                                     0                   942
  Treasury stock - 5,402,957 shares, at cost                                 (53,664)              (53,664)
    TOTAL STOCKHOLDERS' EQUITY                                                82,700               168,885
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   979,404           $ 1,543,360

                                   See accompanying notes to consolidated financial statements.



                             MERCURY FINANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED DECEMBER 31


(In thousands, except per share amounts)

                                                                    1997             1996            1995


INTEREST INCOME
  Finance charges and loan fees                               $   228,028      $    258,602    $    249,913
  Investment income                                                 7,593            13,287           5,153
    Total finance charges, loan fees and investment income        235,621           271,889         255,066
  Interest expense                                                 86,529            64,789          57,303
     Net interest income before provision for finance
       credit losses                                              149,092           207,100         197,763
  Provision for finance credit losses                             106,374           215,171          32,641
    NET INTEREST INCOME (LOSS) AFTER
      PROVISION FOR FINANCE CREDIT LOSSES                          42,718            (8,071)        165,122

OTHER OPERATING INCOME
  Insurance premiums                                               35,660            83,277          29,686
  Insurance commissions, fee and other                             11,420            18,708          28,663
    TOTAL OTHER INCOME                                             47,080           101,985          58,349

OTHER OPERATING EXPENSES
  Salaries and employee benefits                                   56,799            54,942          48,590
  Occupancy expense                                                 5,897             5,923           4,880
  Equipment expense                                                 3,870             3,158           2,041
  Data processing expense                                           2,059             2,366           3,071
  Incurred insurance claims and other underwriting
    expense                                                        20,466            47,243          17,703
  Restructuring charges                                             3,725                 0               0
  Other operating expenses                                         35,189            29,665          27,078
    TOTAL OTHER EXPENSES                                          128,005           143,297         103,363

OPERATING INCOME/(LOSS)                                           (38,207)          (49,383)        120,108

NON-OPERATING EXPENSES
  Loss on sale of Lyndon                                          (29,528)                0               0
  Income from Lyndon due to buyer                                  (2,025)                0               0
  Other non-operating expenses                                    (20,683)                0               0
    Total non-operating expenses                                  (52,236)                0               0
  Income/(loss) before income taxes                               (90,443)          (49,383)        120,108
  Provision/(benefit) for income taxes                            (16,250)          (20,415)         45,979

NET INCOME (LOSS)                                             $   (74,193)     $    (28,968)   $     74,129

Weighted average common shares outstanding:
  Basic                                                           172,489           172,768         172,449
  Diluted                                                         172,489           172,768         174,109

Per share net income/(loss) attributable to common shares:
  Basic                                                       $     (0.43)     $      (0.17)   $       0.43
  Diluted                                                     $     (0.43)     $      (0.17)   $       0.43

Dividends per share declared                                  $      .075      $        .30    $        .25

                                   See accompanying notes to consolidated financial statements.



                             MERCURY FINANCE COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


(In thousands, except per share amounts)

                                                                   Retained
                                        Common     Paid in         Earnings/    Unrealized       Treasury
                                         Stock     Capital         (Deficit)   Appreciation       Stock             Total


Balance at December 31, 1994           $116,080     $6,384        $128,157              $0       $(23,107)        $227,514
  1995 net income                                                   74,129                                          74,129
  Stock options exercised                 1,573     11,181                                                          12,754
  Dividends declared ($.25 per share)                              (42,849)                                        (42,849)
  Transfer to Paid in Capital                       41,299         (41,299)
  Three for two stock split              58,825    (58,825)
  Unrealized appreciation on
    available-for-sale securities,
    net of tax                                                                       1,969                           1,969
  Treasury stock acquired                                                                         (14,030)         (14,030)

Balance at December 31, 1995            176,478         39         118,138           1,969        (37,137)         259,487
  1996 net loss                                                    (28,968)                                        (28,968)
  Stock options exercised                 1,241      6,500                                                           7,741
  Dividends declared ($.30 per share)                              (51,821)                                        (51,821)
  Unrealized depreciation on
    available-for-sale securities,
    net of tax                                                                      (1,027)                         (1,027)
  Treasury stock acquired                                                                         (16,527)         (16,527)

Balance at December 31, 1996            177,719      6,539          37,349             942        (53,664)         168,885
  1997 net loss                                                    (74,193)                                        (74,193)
  Stock options exercised                   182      1,705                                                           1,887
  Dividends declared ($0.075 per
    share) (Note 7)                                               (12,937)                                         (12,937)
  Unrealized depreciation on or sale of
    available-for-sale securities,
    net of tax                                                                        (942)                           (942)
Balance at December 31, 1997         $  177,901    $ 8,244        $(49,781)       $      0      $ (53,664)      $   82,700



                                   See accompanying notes to consolidated financial statements.



                             MERCURY FINANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31


(In thousands)

                                                                                 1997             1996            1995


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                          $(74,193)       $ (28,968)     $   74,129
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Loss on sale of Lyndon                                                    29,528                0               0
      Provision for finance credit losses                                      106,374          215,171          32,641
      Credit for deferred income taxes                                          38,964          (11,432)        (10,595)
      Depreciation and amortization                                              2,842            5,207           4,361
      Gain on sale of investment securities                                          0             (769)            (19)
      Net increase in reinsurance receivable                                    (6,287)          (3,496)        (37,476)
      Net (increase)/decrease in deferred acquisition costs and
        present value of future profits                                         15,473          (39,567)         (2,176)
      Net increase in taxes receivable                                         (26,177)         (53,764)              0
      Net (increase)/decrease in other assets                                   29,412           15,739         (14,044)
      Net increase/(decrease) in reinsurance payable                            12,582          (87,637)        (14,116)
      Net increase in unearned premium and claim reserves                      (12,388)          43,812          10,970
      Net increase/(decrease) in taxes payable                                       0           (9,261)          4,593
      Net increase/(decrease) in other liabilities                             (45,526)          (1,920)          3,120
      Net increase/(decrease) in nonrefundable dealer reserves                       0                0          (4,516)
        Net cash provided by/(used in) operating activities                     70,604           43,115          46,872

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal collected on finance receivables                               791,135          860,190         825,779
      Principal originated or acquired on finance receivables                 (740,668)        (959,195)       (992,450)
      Purchases of short term and available for sale investment securities     (44,169)         (83,816)        (24,010)
      Purchases of held to maturity investment securities                       (2,552)          (8,480)              0
      Proceeds from sales and maturities of short term and
        available for sale investment securities                                46,786          104,774          55,694
      Proceeds from maturities of held to maturity investment securities         6,476           13,393           3,413
      Net proceeds from the sale of Lyndon, net of cash sold                    88,884                0               0
      Net purchase of premises and equipment                                      (616)          (2,254)         (4,683)
      Assets acquired in purchase of Lyndon                                          0                0        (393,318)
      Liabilities assumed                                                            0                0         310,519
        Net assets acquired                                                          0                0         (82,799)
      Purchase price less than fair value of net assets acquired                     0                0          10,299
        Net cash provided by/(used in) investing activities                    145,276          (75,388)       (208,757)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings/(repayments) of commercial paper and notes               (108,320)          35,061          40,045
      Borrowings of senior debt, term notes                                          0           90,000         200,000
      Repayments of senior debt, term notes                                    (76,111)         (40,125)        (26,625)
      Repayments of subordinated notes                                               0           (7,000)         (6,000)
      Stock options exercised                                                    1,490            7,741          12,754
      Cash dividends paid                                                            0          (38,887)        (42,849)
      Treasury stock acquired                                                        0          (16,527)        (14,030)
        Net cash provided by/(used in) financing activities                   (182,941)          30,263         163,295
        Net increase/(used in) in cash and cash equivalents                     32,939           (2,010)          1,410
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 20,957           22,967          19,980
 CASH ACQUIRED                                                                       0                0           1,577
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 53,896        $  20,957      $   22,967

 Supplemental Disclosures
   Income taxes paid to federal and state governments                         $  5,138        $  40,092      $   51,967
   Interest paid to creditors                                                 $ 84,118        $  62,079      $   57,797

                                   See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
           (dollars in tables in thousands, except per share amounts)

1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Mercury Finance Company ("Mercury" or the "Company") is a consumer finance company doing business in 29 states under its own name and through its subsidiaries MFC Finance Company, MERC Finance Company, Gulfco Investment Inc. and subsidiary and Midland Finance Co. (the "consumer finance subsidiaries"). The Company also offered certain insurance services through its former subsidiary, Lyndon Property Insurance Company and subsidiaries ("Lyndon") and now through MFN Insurance Company ("MFN Insurance"), a subsidiary. The Company's borrowers generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.

BASIS OF PRESENTATION
The accounting and reporting policies of Mercury conform to generally accepted accounting principles for the finance and insurance industries. The consolidated financial statements include the accounts of the Company, the consumer finance subsidiaries, Lyndon and MFN Insurance. All significant intercompany accounts and transactions have been eliminated. In addition, certain amounts from prior years have been reclassified to conform to the 1997 presentation.

REVENUE RECOGNITION - CONSUMER FINANCE SUBSIDIARIES
Finance charges on precomputed loans and sales finance contracts (collectively referred to as "precompute accounts") are credited to unearned finance charges at the time the loans and sales finance contracts are made or acquired.
Interest income is calculated using the effective interest method to produce constant rates of interest (yields). If a precompute account becomes greater than 60 days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, the accrual of income is suspended until one or more full contractual monthly payments are received. Interest on interest bearing loans and sales finance contracts is calculated on a 360-day year basis and recorded on the accrual basis; accrual is suspended when an account is 60 or more days contractually delinquent. Late charges and deferment charges on all contracts are taken into income as collected. Fees and other income are derived from the sale of other products and services.

INSURANCE OPERATIONS
In conjunction with their lending practices, the consumer finance subsidiaries, as agents for Lyndon (through the date of its sale) and unaffiliated insurers, offer credit life, accident and health and property insurance to borrowers who obtain direct consumer loans directly from the consumer finance subsidiaries, and to borrowers under sales finance contracts and financing contracts acquired from merchants and automobile dealers. Commissions on credit life, accident and health and property insurance from unaffiliated insurers are earned by Mercury over the average terms of the related policies on the sum-of-the-months digits method.

Lyndon was engaged in the business of reinsuring and direct writing of credit life, accident and health and various other property and casualty insurance policies issued to borrowers under direct consumer loan and sales finance contracts originated by Mercury and other companies. The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance payable in the event of death or disability of the debtor. Insurance premiums are earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holders.

Lyndon had established policy liabilities and claim reserves. The claim reserves were based upon accumulated estimates of claims reported, plus estimates of incurred but unreported claims.

Lyndon was sold during the second quarter of 1997. Also during the second quarter of 1997, the Company formed a captive insurance company, MFN Insurance Company, to participate in the Company program which provides insurance to Mercury's customers who do not provide proof of coverage on automobiles that are collateral for the outstanding loans.

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

Mercury acquires a majority of its sales finance contracts from dealers at a discount. The level of discount is based on, among other things, the credit risk of the borrower. The discount, which is the difference between the amount financed and the acquisition cost, represents nonrefundable dealer reserves which are available to absorb future credit losses over the life of the acquired loan. Historical loss experience on the Company's sales finance receivables has shown that the acquisition discount recorded as nonrefundable dealer reserves is not adequate to cover potential losses over the life of the loans. In 1996, Mercury adopted a reserving methodology commonly referred to as "static pooling". The method previously used by the Company analyzed reserve adequacy on a total portfolio basis. The static pooling reserving methodology allows Mercury to stratify components of its sales finance receivables portfolio (i.e., nonrefundable dealer reserves, principal loan balances, and related loan charge-offs) into separately identified and chronologically ordered monthly pools. A portion of the dealer reserve is made available to cover estimated credit losses for each identified monthly pool based on a pro rata calculation over the term of each specific account.

Each period the provision for finance credit losses in the income statement results from the combination of a) an estimate by management of loan losses that occurred during the current period and b) the ongoing adjustment of prior estimates of losses occurring in prior periods.

The allowance for finance credit losses is maintained by direct charges to operations in amounts that are intended to provide adequate reserves on the Company's finance receivables portfolio to absorb possible credit losses incurred on finance receivables that are considered to be impaired (in excess of the available nonrefundable dealer reserves for sales finance accounts). Management evaluates the allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, the availability of the nonrefundable dealer reserves to absorb credit losses on impaired loans and general economic conditions and trends.

As the specific borrower and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for finance credit losses. If, subsequent to a chargeoff, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded, increasing the allowance for finance credit losses.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes readily marketable securities with original maturities of three months or less.

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

REINSURANCE ACTIVITIES
In the normal course of business, Lyndon assumed and ceded reinsurance on both a pro rata and excess basis. Reinsurance provides greater diversification of business and limits the maximum net loss potential arising from large claims. Although the ceding of reinsurance does not discharge an insurer from its primary legal liability to a policy holder, the reinsuring company assumes the related insurance risk. Lyndon monitored the financial condition of its reinsurers on a periodic basis. This risk was assumed by the buyer after the date of sale.

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

The Company evaluates deferred tax assets to determine whether they are likely to be realized. In making its determination, management considers the possible recovery of taxes already paid but does not assume the generation of additional taxable income in the future. See note 14 for a discussion of the valuation reserve at December 31, 1997. No reserves against deferred tax assets were considered necessary in 1996 and 1995.

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

At each balance sheet date, the Company evaluates the realizability of goodwill (and other intangibles) based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. The Company believes that no material impairment of goodwill exists at December 31, 1997.

STOCK-BASED COMPENSATION
In October, 1995, the FASB issued SFAS 123, "Accounting for Stock-based Compensation", which is effective for fiscal years beginning after December 31, 1995. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. The Company has elected, as permitted under SFAS 123, to continue to measure compensation cost for its plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In July 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income. Management does not expect the adoption of this statement to have a significantimpact on the financial position and results of operations of the Company. This statement is effective for financial statements issued for periods beginning after December 15, 1997.

2)  GOING CONCERN
The Company incurred losses in the years ended December 31, 1997 and 1996 and continues to incur losses in 1998. As a result, the Company has experienced a significant reduction in capital. All of its outstanding debt is subject to acceleration or has matured by its terms as a result of the Company's defaults of its various lending agreements. In addition, the Company is currently a defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim periods in 1996.

As a result of the above matters, the Board has hired the services of a crisis manager to assist in the operation of the business. In addition, the Company is in negotiations with its creditors and has retained an investment banker to refinance its existing debt and/or explore strategic alternatives. There can be no assurances that the Company will be successful in its attempt to refinance its debt and return to profitable operations. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3)  ACQUISITIONS AND DISPOSITIONS
On October 20, 1995, Mercury acquired all the shares of ITT Lyndon Property Insurance Company and ITT Lyndon Life Insurance Company for $72.5 million in cash and a note payable of $8.6 million due in connection with the run-off of certain reinsurance business. ITT Lyndon Property Insurance Company and ITT Lyndon Life Insurance Company conducted their business through a central office in St. Louis, Missouri. Following the acquisition, the names of the companies were changed to Lyndon Property Insurance Company and Lyndon Life Insurance Company and Mercury contributed its investment in Twin Mercury Life Insurance Company and Gulfco Life Insurance Company to Lyndon. The acquisition was accounted for under the purchase method of accounting. Accordingly, their results of operations have been included in the consolidated statements of income and statements of cash flows since the date of acquisition.

On March 28, 1997, Mercury executed a Stock Purchase Agreement between Mercury Finance Company and Frontier Insurance Group, Inc. ("Frontier") for the sale of Lyndon to Frontier for $92 million. The sale, which closed on June 3, 1997, resulted in a loss to Mercury of approximately $30 million. In addition, the earnings of Lyndon from the date of the agreement through the date of sale aggregating approximately $2 million accrued to the benefit of the buyer. Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon was not tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.

4)  INVESTMENTS
All investment securities other than short-term investments were held by Lyndon, which was disposed of during the year. See Note 3 for discussion of disposition of Lyndon. The amortized cost, gross unrealized gains and losses and approximate fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 1996 were as follows:


                                                                      Gross             Gross       Estimated
                                                   Amortized       Unrealized         Unrealized      Market
                                                     Cost             Gains             Losses        Value


December 31, 1996
AVAILABLE-FOR-SALE:
  U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies                     $   9,490        $       13       $     (78)       $   9,425
  Obligations of states and
    political subdivisions                           68,397             1,378            (391)          69,384
  Corporate securities                               63,629               882            (443)          64,068
  Mortgage backed securities                         18,816               166             (78)          18,904
Total available-for-sale                          $ 160,332        $    2,439       $    (990)       $ 161,781

HELD-TO-MATURITY:
  U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies                     $   2,833        $       17       $     (31)       $   2,819
  Obligations of states and political
    subdivisions                                      3,787                75              (1)           3,861
  Corporate securities                                  850                33               0              883
  Other securities                                      295               174              (7)             462
Total held-to-maturity                            $   7,765        $      299       $     (39)       $   8,025


5)  FINANCE RECEIVABLES
Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 36 months with maximum terms of 48 months. Mercury Card receivables are mainly unsecured balances. The Company's finance receivables are primarily with individuals located in the southeastern, central and western United States. As of December 31, 1997, approximately 15% and 11% of gross sales and direct finance receivables were from branches located in Texas, Florida and Illinois, respectively. Loans outstanding at December 31, 1997 and 1996 were as follows:


                                                       1997                1996


DIRECT FINANCE RECEIVABLES
  Interest bearing                                $      20,504        $      25,117
  Precompute                                            129,120              127,516
Total direct finance receivables                        149,624              152,633
SALES FINANCE RECEIVABLES
  Total sales finance receivables                       954,319            1,159,848
Total gross finance receivables                       1,103,943            1,312,481
Less:  Unearned finance charges                        (200,820)            (228,405)
       Unearned commissions, insurance
         premiums and insurance claim reserves           (3,242)              (7,253)
Sales and direct finance receivables                    899,881            1,076,823
CREDIT CARD
  Total credit card                                      71,496               83,600
Total finance receivables                         $     971,377        $   1,160,423


Included in finance receivables at December 31, 1997 and 1996 were $79,007 and $69,507, respectively, of receivables for which interest accrual had been suspended. Contractual maturities of the finance receivables by year are not readily available at December 31, 1997 and 1996, but experience has shown that such information is not an accurate forecast of the timing of future cash collections due to the amount of renewals, conversions, repossessions, or payoffs prior to actual maturity.

As part of the reduction in the number of its branches, the Company has estimated that the gross finance receivables portfolio will be reduced by approximately $250 million over the next 12 months. For additional information on branch closings, refer to Note 9.

Repossessed assets, classified as other assets, primarily consists of vehicles held for resale and vehicles which have been sold for which payment has not been received. Repossessed assets are carried at estimated fair value. At December 31, 1997 and 1996, repossessed assets totaled approximately $5,167 and $6,700, respectively.

Principal cash collections (excluding finance charges earned) for the years ended December 31, 1997 and 1996, were as follows:


                                                   1997          1996


DIRECT FINANCE RECEIVABLES
Principal cash collections                     $   136,004     $  125,494
Percent of average net balances                        107%            97%

SALES FINANCE RECEIVABLES
Principal cash collections                     $   599,977     $  646,481
Percent of average net balances                         69%            65%

CREDIT CARD RECEIVABLES
Principal cash collections                     $    55,154     $   88,215
Percent of average balances                             71%           152%


Effective in 1996, the Company adopted a static pooling methodology for computing the allowance for finance credit losses. During 1996, Mercury converted to a more sophisticated portfolio manager software system, which enabled the Company to analyze performance criteria on a static pool basis. In management's view, the static pooling methodology was preferable to the method previously used. If static pooling had not been adopted in 1996, the 1996 provision for finance credit losses would have been decreased by approximately $89 million.

As a part of its adoption of the static pooling reserving methodology, the Company adjusted its newly identified nonrefundable dealer reserve pools to eliminate any negative pools, (i.e., those where related loan charge offs exceeded available nonrefundable dealer reserve pool balances), and to reflect certain previous sales finance charge offs as reductions in dealer reserves as opposed to reductions in the allowance for finance credit losses. The net effect of these adjustments was to increase nonrefundable dealer reserves by $74 million and decrease the allowance for finance credit losses by a corresponding amount. A summary of the activity in the allowance for finance credit losses for the years ended December 31, was as follows:


                                                    1997             1996            1995


Balance at beginning of year                      $ 97,762         $ 46,366         $ 22,488
Provision for finance credit losses                106,374          215,171           32,641
Finance receivables charged off,
  net of recoveries                               (101,932)         (89,326)          (8,763)
Transfer to non-refundable dealer reserves               0          (74,449)               0
Balance at end of year                            $102,204         $ 97,762         $ 46,366


A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows:


                                                    1997             1996            1995


Balance at beginning of year                      $ 89,378         $ 61,961         $ 66,477
Discounts acquired on new volume                    45,010           67,442           98,559
Transfer from the allowance for
  finance credit losses                                  0           74,449                0
Losses absorbed, net of recoveries                 (81,657)        (114,474)         (96,117)
Other                                                    0                0           (6,958)
Balance at end of year                            $ 52,731         $ 89,378         $ 61,961


Under the static pooling methodology utilized in 1996 and 1997, the balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but is amortized and made available to absorb credit losses over the life of the corresponding pool of receivables. The balance of nonrefundable dealer reserves at December 31, 1995 was computed under the previous reserving methodology wherein nonrefundable dealer reserves acquired were available to offset current losses.

6)  SENIOR AND SUBORDINATED DEBT AND LINES OF CREDIT
As a result of the 1996 net loss, accounting irregularities, and related matters, Mercury violated its debt and financial covenants permitting the holders of its Senior and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable.

The Senior and Subordinated Debt is unsecured. During 1997, the Company had allowed assets of the Company to be used as security for a credit facility line of $50 million under which there were no amounts outstanding as of December 31, 1997. This facility was allowed to expire on its own terms in January 1998.

The Company had a forbearance agreement with its creditors which, including extensions (the "Forbearance Agreements"), expired March 2, 1998. Under the terms of the Forbearance Agreements, the Company has made interest payments on senior debt through the date of this report at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreements required the periodic payment of excess cash to be applied as reduction of outstanding principal. Approximately $252 million of principal has been paid to creditors under the Forbearance Agreements through March 3, 1998. The Company continues to negotiate with all of its lenders in an attempt to reach a consensual restructuring agreement.

7)  DIVIDEND RESTRICTIONS
On February 6, 1997, the Company suspended payment of the dividend previously declared on January 14, 1997 of $0.075 per share of Mercury common stock. In addition, under the terms of certain debt instruments, the Company is no longer permitted to pay dividends, therefore, management does not expect that dividends will be paid in the foreseeable future.

8)  COMMON STOCK

The Company has implemented the provisions of SFAS 128 "Earnings Per Share". This standard requires the presentation of basic and diluted earnings per share as opposed to primary and fully diluted earnings per share under APB Opinion
15. This standard also prescribes that when computing the dilution of options, the Company is to use its average stock price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by APB Opinion 15 for fully diluted earnings per share.

Earnings per share is computed by dividing net income by the total of weighted average common shares and common stock equivalents outstanding during the periods, adjusted for all stock splits. The calculated averages were as follows:


                                        1997               1996               1995


Weighted Average:
Common Shares                       177,892,453         177,129,351        175,631,175
Treasury Shares                      (5,402,957)         (4,361,499)        (3,182,283)
Basic Shares                        172,489,496         172,767,852        172,448,892
Common Equivalents                            0                   0          1,660,524
Diluted Shares                      172,489,496         172,767,852        174,109,416


In February, 1997, following the announcement of the discovery of accounting irregularities which caused the overstatement of the previously released earnings for 1995 and 1996, the market value of the Company's common stock was significantly reduced. Since the announcement, the market value of the common stock has not exceeded the exercise price of the stock options granted or regranted under the revised stock option program (See Note 11). As a result, the calculation of the common share equivalents becomes meaningless for the year ended December 31, 1997.

The calculation of common stock equivalents for the year ended December 31, 1996 can be completed as the market value of common stock was in excess of the exercise price of the stock options outstanding, however, as the Company incurred a net loss for the year ended December 31, 1996, common share equivalents totaling 923,236 would be anti-dilutive to earnings per share and have not been included in the weighted average shares calculation.

In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a significant impact on the Company's financial statement disclosures.

9)  RESTRUCTURING CHARGES
During 1997, the Company closed a number of branches and implemented a plan to close additional branches for a total closure of approximately 110 branches and to reduce approximately 260 branch personnel. The amount charged during the year was $3.725 million ($0.02 per common share) of which $0.301 million has been utilized to date. These charges and their utilization to December 31, 1997 are summarized in the following table:


Dollars in thousands:

                                                    Amounts Charged     Amounts Utilized     Amounts to be
                                                        in 1997             in 1997         Utilized in 1998


 Asset and leasehold write-offs                   $            1,200   $              200  $           1,000
 Lease buyouts and other expenses                              1,025                  101                924
 Employee severance and retention                              1,500                    0              1,500
                                                  $            3,725   $              301  $           3,424


The Company records restructuring charges against operations and provides a reserve based on the best information available at the time the commitment is made to undertake the restructuring action. The reserves are considered utilized when specific restructuring criteria are met, indicating the planned restructuring action has occurred. Work-force-related reserves are considered utilized at payment for termination or acceptance of other contractual arrangements.

The reserve for lease buyouts 	is utilized when the remaining lease obligations
are settled or the space has been vacated and made available for sublease. It is the Company's policy to continue to charge depreciation, rental, and other operating costs relating to excess space to ongoing operations while they remain in business use. Salaries and benefits are charged to operations while the employee is actively employed.

Reserves for assets and leasehold improvements written-off are utilized at the date of disposal or the final date of the lease.

10)  OTHER NON-OPERATING EXPENSES
Other non-operating expenses are as follows:


                                                                          1997


 Corporate counsel                                                      $ 2,836
 Investment banking                                                       2,657
 Creditor attorneys and advisors                                          2,584
 Independent accountants                                                  2,469
 Management consultants                                                   2,399
 Special investigation                                                    1,919
 Bank line of credit fees                                                 1,650
 Bank of Boston settlement                                                1,600
 Board of Directors representation                                        1,132
 Other                                                                    1,437
                                                                        $20,683


11)  STOCK OPTIONS
Under the terms of Mercury's 1989 Stock Option and Incentive Compensation Plan ("the Plan"), 24,837,036 common shares were reserved for the future granting of options to officers, non-employee directors and other key employees. Options become exercisable in whole or in part up to two years after the date of grant at the closing price of Mercury's common stock on the date of grant. Options are forfeited upon termination of employment and expire after ten years. Shares available for future grants totaled 4,895,091, 134,055 and 891,055 at December 31, 1997, 1996 and 1995, respectively.

Activity with respect to stock options is as follows for the years ended December 31, (as adjusted for all stock splits):


                                                               1997               1996            1995


Outstanding January 1                                        7,967,919          8,714,492       10,183,320
Options granted (average price of $3.36 in 1997,
  $11.10 in 1996 and $11.38 in 1995)                         3,420,318          1,300,250        1,582,375
Forfeited/cancelled                                         (8,181,354)          (543,250)        (428,750)
Options exercised (average price of $8.21 in 1997,
  $4.48 in 1996 and $3.12 in 1995)                            (181,224)        (1,503,573)      (2,622,453)
Outstanding December 31                                      3,025,659          7,967,919        8,714,492


The average option price under the plan was $3.23, $10.53 and $9.45 at December 31, 1997, 1996 and 1995, respectively.

On June 13, 1997, the Company cancelled and reissued 2,385,443 options at a new exercise price of $3.00. New options were also granted to certain employees with an exercise price equal to $3.00 per share. 2001 of the 3,025,659 options outstanding at December 31, 1997 have an exercise price of $1.63 and a remaining contractual life of approximately 3 years. None of these options are exercisable. The remaining 3,023,658 options have exercise prices between $3.00 and $3.73, with a weighted average exercise price of $3.00 and a remaining contractual life of approximately nine years. 1,990,784 of these options are exercisable.

The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                               1997


Net Loss                                                  As reported        $(74,193)
                                                          Pro forma          $(78,564)
Basic and Diluted Loss per Share                          As reported        $  (0.43)
                                                          Pro forma          $  (0.46)


The weighted average fair value of the options granted, using the Black-Scholes method, was $2.41 per option in 1997. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of eighteen months.

Upon the announcement of the discovery of the accounting irregularities and financial statement restatement described in Note 2, the market value of the Company's common stock declined dramatically. Management thus believes that the market value of the Company's common stock during 1996 and 1995 was overstated. Because a key component of the fair value calculation (and the related pro forma net income and earnings per share disclosures) is the market value of the Company's stock, the fair value and other disclosures required under SFAS 123 for 1996 and 1995 are not considered meaningful.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the seven option grants in 1997: risk-free interest rate of 6.37 percent, expected dividend yield of 0 percent, expected life of 10 years and expected volatility of 80.52 percent.

12)  CONTINGENCIES AND LEGAL MATTERS
The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate previously reported financial information for 1995 and interim earnings for 1996 as a result of the discovery of accounting irregularities. To date, forty-five actions against the Company are pending in United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in the Delaware Chancery Court. The complaints seek compensatory damages, attorneys' fees and costs, and some seek punitive or treble damages as well.

Forty-one of the lawsuits pending in the Northern District of Illinois are class actions which allege claims under Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. Certain plaintiffs have filed motions for appointment of one or more lead plaintiffs, each of which is pending. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Two cases pending in the Northern District of Illinois allege non-class securities fraud and common law claims. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1998, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of negligence, fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors.
One of the derivative actions was recently amended to include allegations of RICO violations. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The Company is unable to predict the potential financial impact of the litigation.

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

On January 10, 1997, the Company entered into an agreement (the "Agreement") with BankBoston Corporation ("BankBoston") pursuant to which the Company was to acquire all of the outstanding stock of Fidelity Acceptance Corporation, a subsidiary of BankBoston, in return for the issuance of approximately 32.7 million shares of the Company's common stock. On January 30, 1997, BankBoston notified the Company that it was terminating the Agreement as a result of breaches of the Agreement resulting from the accounting irregularities described above. On July 10, 1997, BankBoston notified Mercury that BankBoston intended to seek appropriate compensation for its damages resulting from such breaches. Such claims were settled for a cash payment of $1.6 million in January, 1998 which was accrued in December, 1997.

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

The Company recognizes the expense for litigation when the incurrance of loss
is probable and the amount of such loss is estimable.   Because of the
uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits at December 31, 1997 with the exception of the $1,600,000 Bank of Boston settlement. The costs to defend against this litigation are expensed as incurred.

13)  PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Substantially all employees of Mercury are covered by non-contributory defined benefit pension plans. Total pension (income)/expense aggregated ($901), $770 and $317 in 1997, 1996 and 1995, respectively.

The following table sets forth the funded status of Mercury's qualified plans and amounts recognized in the 1997, 1996 and 1995 consolidated financial statements:


                                                               1997               1996            1995


Actuarial present value of benefit obligation:
Accumulated benefit obligations, including vested
  benefits of $8,097, $6,231 and $5,631                     $    9,126       $      7,024     $      6,430
Projected benefit obligation for service rendered to date   $  (14,098)      $    (10,686)    $     (9,763)
Plan assets at fair value                                       16,667             13,638           11,542
Plan assets in excess of projected benefit obligation            2,569              2,952            1,779
Unrecognized net asset as of December 31, being
  recognized over 15-22 years                                     (340)              (391)            (442)
Unrecognized net gain                                           (3,834)            (3,272)          (1,397)
Unrecognized prior service cost                                     93                100              106
Prepaid (accrued) pension expense                           $   (1,512)      $       (611)    $         46
Components of net pension expense:
Service cost-benefits earned during the period              $    1,332       $      1,060     $        884
Interest cost on projected benefit obligation                      846                727              601
Actual return on plan assets                                    (3,197)            (2,085)          (1,743)
Net amortization and deferral                                      118              1,068              575
Net periodic pension,(income)/expense                       $     (901)      $        770     $        317


The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% at December 31, 1997, 1996 and 1995. The rates of increase in future compensation were 5.5% - 7.0% at December 31, 1997, 1996 and 1995. The expected long-term rates of return on plan assets in 1997, 1996 and 1995 was 8.0% - 9.0%.

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

During 1997, as discussed in Note 11, the market value of the Company's common stock declined dramatically. At December 31, 1996, the employee stock purchase plan, 401(k) Plan and Mercury Finance Company Retirement Plan ("Retirement Plan") held significant shares of Mercury stock. All Mercury stock held by the 401(k) Plan and Retirement Plan was sold during 1997.

14)  INCOME TAXES
The components of the 1997, 1996 and 1995 provisions (benefits) were as follows:


                                                              1997               1996            1995


CURRENT INCOME TAX PROVISION/(BENEFIT)
  Federal                                                 $    (55,214)      $     (8,274)    $     47,858
  State                                                              0               (709)           8,716
Total                                                          (55,214)            (8,983)          56,574
  Deferred income tax provision/(benefit)                       38,964            (11,432)         (10,595)
Total income tax provision/(benefit)                      $    (16,250)      $    (20,415)    $     45,979


The differences between the U.S. federal statutory income tax rate and the Company's effective rate are:


                                                               1997               1996            1995


Statutory federal income tax                                  (35.0)%            (35.0)%           35.0%
Loss on sale of Lyndon                                         11.4                  0                0
Income from Lyndon due to buyer                                  .8                  0                0
Impact of change in tax law                                      .7                  0                0
State income taxes, net of federal tax benefit                  2.1               (3.0)             3.3
Other, net                                                      2.0               (3.3)               0
  Total                                                       (18.0)%            (41.3)%           38.3%


The total income tax benefit reflected in stockholders' equity for stock options exercised was $397, $4,400 and $7,363 in 1997, 1996 and 1995, respectively. Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, were as follows:


                                                                 1997               1996


DEFERRED TAX ASSETS:
Valuation of finance receivables                           $         0       $     37,150
Unearned premiums and ceding fees                                    0             13,632
Accrued non-operating expenses                                   1,758                  0
Other                                                            1,095              3,151
  Deferred tax assets                                            2,853             53,933
DEFERRED TAX LIABILITIES:
Valuation of finance receivables                                 2,196                  0
Unrealized appreciation on available-for-sale
  securities                                                         0                507
Policy acquisition costs                                             0             18,011
Other                                                                0              2,059
Deferred tax liabilities                                         2,196             20,577
  Net deferred tax assets before valuation allowance               657             33,356
Less:  Valuation allowance                                        (657)                 0
NET DEFERRED TAX ASSETS                                   $          0       $     33,356


No valuation allowance for deferred tax assets was recorded at December 31, 1996, as Mercury believed it was more likely than not that the deferred tax assets would be realized in the future under the existing tax laws at December 31, 1996. This conclusion was based on the extremely short period in which the existing deductible temporary differences, primarily related to finance credit losses, would reverse and the existence of sufficient taxable income within the carryback period of three years available under the existing tax law at December 31, 1996. However, under new tax laws enacted in August 1997, the carryback period has been shortened thereby limiting the source of taxable income available to realize the Company's tax benefits for deductible temporary differences.

The Taxpayer Relief Act of 1997 ("the Act") was signed into law in August 1997. A provision of the Act is to reduce the Net Operating Loss carryback period from three years to two years for taxable years beginning after August 5, 1997. For tax reporting purposes, this new law restricts net operating losses, if any, incurred in 1998 to be carried back to 1996, where the Company did not have taxable income versus under the previous legislation, any 1998 net operating losses would carry back to 1995, where the Company has reported significant taxable income. For financial reporting purposes, the change in the tax law raises a question as to the realizability of the deferred tax asset that would be recorded in the financial statements ($657 as of December 31, 1997) because as of January 1, 1998, the reversal of the temporary differences that give rise to the deferred taxes, can no longer be carried back to periods of taxable income. Accordingly, a full valuation allowance on deferred tax assets has been recorded at December 31, 1997.

Mercury has elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes.
As a result of this election, being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the year ended
December 31, 1996 and increased the taxable loss to be reported for the year ended December 31, 1997. Accordingly, for financial reporting purposes, a portion of the previously recorded deferred taxes have been reclassified as current refunds.

15)  LEASES
Mercury and its subsidiaries lease office space generally under cancelable operating leases expiring in various years through 2003. Most of these leases are renewable for periods ranging from three to five years. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1997:


                Year                Amount


                1998               $ 4,321
                1999                 3,186
                2000                 1,860
                2001                 1,181
                2002 and after         419
                Total              $10,967


The Company has announced its intention to close branches and expects to settle commitments for less than the current lease contracts on the closed branches.

It is expected that in the normal course of business, office leases that expire will be renewed or replaced by leases on other properties. Total rent expense approximated $4,571, $4,392 and $4,176 in 1997, 1996 and 1995, respectively.

16)  DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for Mercury's financial instruments; they are subjective in nature and involve uncertainties, and matters of significant judgment and, therefore, cannot be determined with precision. Fair value estimates assume the continuation of Mercury as a going concern.

CASH AND CASH EQUIVALENTS
Due to the short term nature of these items, management believes that the carrying amount is a reasonable estimate of fair value.

INVESTMENTS
For bonds, the estimated fair value is based on quoted market price. For other investments, which consist primarily of short-term money market instruments, the carrying amount is a reasonable estimate of fair value due to the short-term nature of these items.

FINANCE RECEIVABLES
Finance receivables have been valued based upon an estimate of the future cash flows discounted at imputed weighted average cost of capital. The 1996 fair value amount has been revised by the Company to reflect additional information available in 1997 for estimating the 1996 fair value amount.

SENIOR DEBT, COMMERCIAL PAPER AND NOTES
At December 31, 1997, the fair value has been computed based upon pricing of recent trades. At December 31, 1996, the fair value was considered to equal book value.

SENIOR DEBT, TERM NOTES AND SUBORDINATED DEBT
At December 31, 1997, the fair value has been computed based upon pricing of recent trades. At December 31, 1996, the rates were based on debt with similar terms available to Mercury and remaining maturities were used to discount the future cash flows related to existing debt and arrive at an estimate of fair value.

The estimated fair values of Mercury's financial instruments at December 31, which have not been adjusted for the events disclosed in Notes 2 and 12 which have a substantial negative impact on these estimates, were as follows:


                                                               1997                            1996
                                                   Carrying           Fair           Carrying        Fair
                                                    Amount            Value           Amount         Value


FINANCIAL ASSETS:
Cash                                              $  53,896       $   53,896      $    20,957    $    20,957
Investments                                               0                0          212,957        213,217
Finance Receivables, net                            816,442          731,038          973,283        941,323
  Total                                           $ 870,338       $  784,934      $ 1,207,197    $ 1,175,497
FINANCIAL LIABILITIES:
Senior Debt, Commercial Paper and Notes           $ 416,731       $  354,221      $   525,051    $   525,051
Senior Debt, Term Notes                             412,514          350,637          488,625        476,469
Subordinated Debt                                   22,500            16,875           22,500         22,711
  Total                                           $ 851,745       $  721,733      $ 1,036,176    $ 1,024,231


17)  BUSINESS SEGMENT DATA
The Finance Segment consists of the noninsurance segment of Mercury. The Insurance Segment consists of Lyndon through date of disposition and MFN Insurance thereafter. Included in revenues are interest income before provision for finance credit losses and total other income. Operating profit represents income before income taxes and includes interest expense, as financing costs are integral to the Company's operations. Income by segment assumes each business services its own debt (including acquisition debt). The segments generally provide for income taxes as if separate returns were filed subject to certain consolidated return limitations and benefits. The following table presents the business segment data of Mercury for the years ended December 31, 1996 and 1995. Following the sale of Lyndon, the operations of the insurance segment are not a material segment of the Company's operations and are therefore not disclosed in the following table:


(dollars in millions)

                                                               1996               1995


REVENUES
Finance                                                   $      203.2       $       218.3
Insurance                                                        105.9                37.8
  Total                                                   $      309.1       $       256.1

OPERATING PROFITS (LOSSES)
Finance                                                   $      (89.4)      $       107.7
Insurance                                                         40.0                12.4
  Total                                                   $      (49.4)      $       120.1

NET INCOME (LOSS)
Finance                                                   $      (56.0)      $        66.3
Insurance                                                         27.0                 7.8
  Total                                                   $      (29.0)      $        74.1

IDENTIFIABLE ASSETS
Finance                                                   $    1,123.4       $     1,168.1
Insurance                                                        420.0               430.0
  Total                                                   $    1,543.4       $     1,598.1



QUARTERLY FINANCIAL DATA (UNAUDITED)

BALANCE SHEET AVERAGE FOR THE QUARTER 1997

                                                  4th Qrtr         3rd Qrtr         2nd Qrtr         1st Qrtr


ASSETS
Cash                                              $28,844          $67,351          $78,350          $23,374
Investments                                        23,368           23,368          110,711          217,189
Finance Receivables                             1,008,767        1,070,968        1,110,949        1,143,272
Allowance for Credit Losses                      (111,168)        (121,868)        (117,594)        (104,673)
Nonrefundable Dealer Reserves                     (57,019)         (66,336)         (76,021)         (85,028)
Other Assets                                      121,486          141,484          231,814          325,366
Total Assets                                   $1,014,278       $1,114,967       $1,338,209       $1,519,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior Debt, Commercial Paper                    $431,305         $469,749         $498,619         $514,335
Senior Debt, Term Notes                           426,939          464,995          488,625          488,625
Subordinated Debt                                  22,500           22,500           22,500           22,500
Other Liabilities                                  48,289           56,151          209,234          348,042
Total Stockholders' Equity                         85,245          101,572          119,231          145,998
Liabilities and Stockholders' Equity            $1,014,278      $1,114,967       $1,338,209       $1,519,500

INCOME STATEMENT
Interest Income                                    47,950           57,588           62,505           66,780
Interest Expense                                  (20,710)         (21,554)         (23,549)         (20,716)
Net Interest Income                                28,039           36,034           38,956           46,064
Provision for Credit Losses                       (24,288)         (27,080)         (24,544)         (30,462)
Net Interest Income after Credit Losses             3,750            8,954           14,412           15,602
Other Operating Income                              4,089            3,329           12,939           26,723
Other Operating Expenses                          (28,501)         (23,818)         (32,684)         (43,001)
Non-operating Expenses                             (7,088)          (3,013)          (7,478)         (34,657)
Income/(Loss) Before Income Taxes                 (27,750)         (14,548)         (12,811)         (35,333)
Applicable Income Taxes/(Credit)                  (22,661)          13,018           (4,442)          (2,165)
Net Income/(Loss)                                 ($5,089)        ($27,566)         ($8,369)        ($33,168)
Average Common & Equivalent
  Shares Outstanding                              172,498          172,498          172,948          172,465
Per Common Share (adjusted for stock splits)       ($0.03)          ($0.16)          ($0.05)          ($0.19)
Net Income/(Loss)                                 ($5,089)        ($27,566)         ($8,369)        ($33,168)
Cash Dividend Declared                                  0                0                0           $0.075
Market Price:
  High                                            1 11/16          2 11/16            2 3/4           15 3/4
  Low                                                9/16            1 3/8            1 1/2            1 7/8
  Close at End of Period                             9/16            1 3/8           2 7/16            2 1/2
Ratios
Net Interest Margin                                 10.84%           13.06%           12.79%           13.73%
Net Income/(loss) to Average Total Assets          (1.99)%          (9.81)%          (2.51)%          (8.85)%
Net Income/(loss) to Average
  Stockholders' Equity                            (23.68)%        (107.67)%         (28.15)%         (92.13)%

Note 1

Please refer to the "Income Taxes" section of Management's Discussion and Analysis for more information concerning the Company's income taxes and benefits.



BALANCE SHEET AVERAGE FOR THE QUARTER 1996

                                                  4th Qrtr         3rd Qrtr         2nd Qrtr         1st Qrtr
                                                                 (Restated)       (Restated)       (Restated)


ASSETS
Cash                                              $17,089           $9,056           $4,970          $14,009
Investments                                       214,651          214,059          216,985          232,120
Finance Receivables                             1,162,478        1,179,475        1,200,767        1,202,447
Allowance for Credit Losses                      (105,125)         (93,073)         (61,419)         (47,772)
Nonrefundable Dealer Reserves                     (96,445)         (78,581)         (55,906)         (60,061)
Other Assets                                      335,112          292,036          228,879          224,163
Total Assets                                   $1,527,760       $1,522,972       $1,534,276       $1,564,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior Debt, Short Term                          $484,179         $429,113         $439,523         $477,059
Senior Debt, Long Term                            503,688          526,250          503,750          456,250
Subordinated Debt                                  24,250           26,000           27,750           29,500
Other Liabilities                                 339,252          322,865          305,944          341,840
Total Stockholders' Equity                        176,392          218,744          257,309          260,257
Liabilities and Stockholders' Equity           $1,527,760       $1,522,972       $1,534,276       $1,564,906

INCOME STATEMENT
Interest Income                                    69,032           66,641           68,167           68,049
Interest Expense                                  (16,615)         (16,154)         (15,983)         (16,037)
Net Interest Income                                52,417           50,487           52,184           52,012
Provision for Credit Losses                       (31,842)        (124,220)         (40,498)         (18,611)
Net Interest Income after Credit Losses            20,575          (73,733)          11,686           33,401
Other Income                                       29,383           27,022           25,569           20,011
Other Expenses                                    (42,029)         (38,029)         (35,412)         (27,827)
Income Before Income Taxes                          7,929          (84,740)           1,843           25,585
Applicable Income Taxes                             2,448          (32,115)             175            9,077
Net Income/(loss)                                   5,481          (52,625)           1,668           16,508
Average Common & Equivalent
  Shares Outstanding                              172,768          173,566          173,937          174,058
Per Common Share (adjusted for stock splits)        $0.03           $(0.30)           $0.01            $0.09
Net Income/(loss)                                  $5,481         $(52,625)          $1,668          $16,508
Cash Dividend                                      $0.075           $0.075           $0.075           $0.075
Market Price:
  High                                             13 1/8           12 1/8           14 1/2           15 1/8
  Low                                              11               10 3/4           11 3/8           11
  Close at End of Period                           12 1/4           12 1/8           12 3/4           14 1/8
Ratios
Net Interest Margin                                 15.14%           14.41%           14.80%           14.58%
Net Income/(loss) to Average Total Assets            1.43%         (13.75%)            0.44%            4.24%
Net Income/(loss) to Average
  Stockholders' Equity                              12.36%         (95.71%)            2.61%           25.51%


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

Arthur Andersen was engaged by legal counsel to the Special Committee of the Board of Directors in connection with the investigation of the previously announced accounting irregularities at the Company.

Subsequent to the discontinuation of KPMG's services described above, KPMG reissued their opinion on the Company's restated 1995 financial statements. KPMG's report on these financial statements appears in Item 8 of this Report.

                                    PART III

ITEM 10


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT


                                                                     Principal Occupation for Last Five
 Name of                              Position With                  Years and
 Director                    Age      the Company                    Directorships


 Dennis H. Chookaszian       54       Director since 1993            Chairman and Chief Executive Officer of
                                                                     CNA Insurance Companies since 1992.
                                                                     President and Chief Operating Officer
                                                                     of CNA from 1990 to 1992.  Vice
                                                                     President and Chief Financial Officer
                                                                     of CNA prior to 1990.  Also a director
                                                                     of Loews Corporation.

 William C. Croft            80       Director since 1989.           Chairman of the Board, Clements
                                                                     National Company (manufacturer of
                                                                     electrical products).  Also a director
                                                                     of Methode Electronics, Inc.

 Clifford R. Johnson         74       Director since 1989            Consultant since 1986, after retirement
                                                                     as Executive Vice President, Jewel
                                                                     Companies, Inc. and American Stores
                                                                     Properties, Inc. (retail food and drug
                                                                     stores).

 Andrew McNally IV           58       Director since 1989            Retired Chairman and Chief Executive
                                                                     Officer of Rand McNally & Co. (printer
                                                                     and publishing).  Director of Rand
                                                                     McNally & Co., Hubbell, Inc., Zenith
                                                                     Electronics Corporation, Morgan Stanley
                                                                     Funds and Borg Warner Security.

 Bruce I. McPhee             53       Director since 1993            Vice Chairman of Kimball Homes, Inc.
                                                                     since 1993.  President and Chief
                                                                     Executive Officer of Illinois Banc One
                                                                     Corporation from 1992 to 1993.
                                                                     President and Chief Executive Officer
                                                                     of First Illinois Corporation from 1989
                                                                     to 1992.  Also a Director of A.T.
                                                                     Gerrard & Co.

 Fred G. Steingraber         59       Director since 1993            Chief Executive Officer and Director,
                                                                     A.T. Kearney, Inc.  Also a Director of
                                                                     Maytag Corporation, the Southeastern
                                                                     Thrift and Bank Fund and Lawter
                                                                     International.

 Philip J. Wicklander        59       Director since 1989            President and Chief Executive Officer
                                                                     of Wicklander Printing Corporation.




EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   Position with the Company;
                                                                      Principal Occupation
                   Name                     Age                        for Last Five Years


 William A. Brandt, Jr.                      48     President and Chief Executive Officer of the Company
                                                    since February, 1997.  Also President and Chief Executive
                                                    Officer of Development Specialists, Inc. ("DSI"), a firm
                                                    specializing in providing management, consulting and
                                                    turnaround assistance to reorganizing businesses, since
                                                    1978.

 Fred Caruso                                 43     Acting Chief Operating Officer since 1997.  Also a
                                                    consultant with DSI since 1982.

 Patrick J. O'Malley                         38     Acting Principal Financial and Accounting Officer since
                                                    1997.  Also a consultant with DSI since 1991.

 Edward G. Stautzenbach                      59     Vice President, Marketing since 1991.  Formerly Assistant
                                                    Vice President from 1988.

 Steven G. Gould                             41     Vice President - Operations of the Company since July
                                                    1994.  Formerly Assistant Vice President/Regional
                                                    Director of Company and First Illinois Finance Company
                                                    (the Company's predecessor) from 1986.

 George R. Carey                             57     Vice President - Operations of the Company since June
                                                    1995.  Formerly Assistant Vice President/Regional
                                                    Director of Company from September 1992.

 Sheila M. Tilson                            47     Vice President - Operations and Assistant Secretary since
                                                    April 1995.  Assistant Vice President Operations from
                                                    January 1987.

 John N. Brincat, Jr.                        37     Vice President - Operations of the Company since July
                                                    1994.  Formerly Assistant Vice President/Regional
                                                    Director of Company from 1991.

 Michael Caul                                54     Vice President - Operations of the Company since January,
                                                    1997.  Formerly Vice President - Operations of General
                                                    Acceptance Corporation for two years.  Prior thereto,
                                                    Assistant Vice President/Regional Director of the Company
                                                    since 1988.

 David Joseph Peters                         39     Vice President - Operations of the Company since March,
                                                    1997.  Formerly Assistant Vice President/Regional
                                                    Director of the Company since 1993, and prior thereto,
                                                    branch manager since 1987.

 Charles H. Lam                              46     Vice President - Operations of the Company since
                                                    February, 1996.  Formerly Assistant Vice President/
                                                    Regional Director of Company from October 1990.  Branch
                                                    Manager prior thereto.

 Gerald M. Mizel<F1>                         64     Vice President - Operations since October 1994.  Formerly
                                                    Executive Vice President Midland Finance.


<F1> Mr. Mizel retired in February, 1998.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As a result of administrative problems discovered in connection with the accounting irregularities discussed in Item 1 "Business - Recent Developments," Forms 3, 4 and 5 were not timely filed for certain of the directors and executive officers of the Company.

Based solely upon a review of Forms 3, 4 and 5, amendments thereto and related information furnished to the Registrant during 1997, the following executive officers were delinquent in their Section 16(a) reporting obligations:

Mr. David Peters failed to file a Form 4 regarding 2 transactions;
Mr. Charles H. Lam failed to file a Form 3 and 2 Form 4's regarding 2 transactions;
Mr. John N. Brincat, Jr. failed to file a Form 3;
Mr. Edward G. Stautzenbach failed to file a Form 3;
Mr. Gerald Mizel failed to file a Form 3;
Mr. Steven G. Gould failed to file a Form 3 and a Form 4 regarding 1 transaction; and
Mr. George R. Carey failed to file a Form 3.

Based solely upon a review of Forms 3, 4 and 5, amendments thereto and related information furnished to the Registrant, during 1997, the following directors were delinquent in their Section 16(a) reporting obligations:

Mr. Fred G. Steingraber failed to file a Form 3 and 2 Form 4's for 2 transactions;
Mr. Dennis H. Chookaszian failed to file a Form 3;
Mr. Bruce I. McPhee failed to file a Form 3;
Mr. Clifford R. Johnson failed to file a Form 3; and
Mr. Andrew McNally IV failed to file a Form 3.

The Company believes that all such filings have been completed. The Company is establishing a system to expedite the filing of such forms on a timely basis.

ITEM 11

EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table sets forth information regarding compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries by the Company's Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for the 1997, 1996 and 1995 fiscal years. Certain executive officers of the Company are employed by Development Specialists, Inc. and are not included in the table below. See "Item 13 - Certain Relationships and Related Transactions" for more information regarding the relationship between the Company and Development Specialists, Inc.


                           SUMMARY COMPENSATION TABLE


                                                                                 Long Term
                                               Annual Compensation             Compensation

                                                                                Securities
 Name and Principal                                                             Underlying         All Other
 Position                              Year    Base Salary        Bonus         Options (#)    Compensation<F1>



 William A. Brandt, Jr.                1997     $750,000     $      0                0         $       0
 President and Chief Executive         1996         -               -                -                 -
 Officer                               1995         -               -                -                 -

 Gerald Mizel                          1997      168,000            0                0                9,500
 Vice President-Operations             1996      166,000         30,000           10,000              9,000
                                       1995      156,000         30,000            7,500              9,034

 Charles H. Lam                        1997      130,000         25,000           10,000              7,624
 Vice President-Operations             1996      132,000         60,000           15,000              6,923
                                       1995       71,000         40,000            5,250              3,843

 Steven G. Gould                       1997      132,000         12,500           10,000              7,745
 Vice President-Operations             1996      134,000         45,000           20,000              7,396
                                       1995       96,000         30,000           15,000              5,392

 John N. Brincat, Jr.                  1997      130,000         30,000           10,000              7,625
 Vice President-Operations             1996      118,385         40,000           20,000              7,304
                                       1995       90,000         20,000           15,000              5,379

 John N. Brincat<F2>                   1997      476,666            0                0                9,500
 Former President and Chief            1996      430,000        244,760<F3>          0                9,000
 Executive Officer                     1995      360,000      1,718,121<F3>          0                9,240


<F1>  Represents the Company matching contribution to the 401K Plan.

<F2>  Mr. Brincat resigned as President and Chief Executive Officer of the Company in February, 1997.  Thereafter, until
December 1, 1997, he remained employed by the Company.

<F3>  A total of $1,000,000 of Mr. Brincat's 1995 and 1996 bonus was repaid by Mr. Brincat to the Company in the first quarter of
1998.  See "Employment Agreements."




                     OPTIONS GRANTED IN THE LAST FISCAL YEAR


                                                                                                Potential Realizable Value
                                                                                                  at Assumed Annual Rates
                                                  % of Total                                      of Stock Appreciation
                                                Options Granted      Exercise                       for Option Term<F2>
                                      Options   to Employees in      Price per     Expiration
                                      Granted     Fiscal Year      Share<F1><F3>      Date            5%          10%


 William A. Brandt, Jr.                     0        0.00%         $           -       -        $         -   $       -
 Gerald Mizel  . . . . . . . . . .          0        0.00%         $           -       -        $         -   $       -
 Charles H. Lam  . . . . . . . . .     10,000        0.97%         $        3.00    9/19/07     $    48,867   $  77,812
 Steven G. Gould . . . . . . . . .     10,000        0.97%         $        3.00    9/19/07     $    48,867   $  77,812
 John N. Brincat, Jr.  . . . . . .     10,000        0.97%         $        3.00    9/19/07     $    48,867   $  77,812
 John N. Brincat . . . . . . . . .          0        0.00%         $           -       -        $         -   $       -


<F1>  Options were granted at the market price of the stock at the date of grant.

<F2>  The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore are not intended to forecast future appreciation of the stock price.

<F3>  Options vest one third amount every six-month period and are not transferable.



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


                 AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES


                                                                                             Value of
                                                          Number of Unexercised      Unexercised In-the-Money
                                                           Options at Year End         Options at Year End
                                Shares
                               Acquired
                                  on          Value     Exercisable    Unexercisable   Exercisable    Unexercisable
                               Exercise     Realized


 William A. Brandt, Jr.             0               -       -                  -                 -             -
 Gerald Mizel                       -      $        0       0             70,000       $         0   $         0
 Charles H. Lam                 5,300      $   36,166       0             25,000       $         0   $         0
 Steven G. Gould               15,000      $   79,950       0             30,000       $         0   $         0
 John N. Brincat, Jr.               0      $        0       0            120,413       $         0   $         0
 John N. Brincat                    0      $        0       0                  0       $         0   $         0


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

*  The annual retirement benefits are subject to maximum limitations ($125,000 at December 31, 1997) under the Internal Revenue
Code.

** The annual limit on remuneration for purposes of pension plan benefit calculation was $160,000 at December 31, 1997 under the
Internal Revenue Code.


The credited years of participation for the individuals named in the above compensation table are as follows: Gerald Mizel, 3 year; Charles H. Lam, 10 years; Steven G. Gould, 13 years; John N. Brincat, Jr., 12 years; and John N. Brincat, 15 years. Mr. Brandt does not participate in the Plan.

DIRECTOR COMPENSATION

The compensation of Directors is based upon standard fee arrangements for the Company which provide for non-management directors' fees consisting of an annual retainer of $3,000 payable quarterly, plus an attendance fee of $200 for each board and committee meeting of the Company attended.

The Company has a Deferred Compensation Plan for Directors ("Deferred Compensation Plan"). Pursuant to the provisions of the Deferred Compensation Plan, any director of the Company may elect to defer all or any portion of the compensation due him as a director. Interest shall be computed on and credited to any deferred compensation at the prevailing market rate for 6 month Individual Retirement Account Certificates of Deposit. The rate is adjusted on January 1 and July 1 each year. Payments of the amount of deferred compensation and interest earned thereon shall commence as of the first day in May after a director ceases to be a director of the Company. Payment may be made in a lump sum or in any number of installments (maximum of 5 annually), equal or otherwise, as the Executive Committee shall determine. All directors elected to defer their compensation beginning in 1997.

EMPLOYMENT AGREEMENTS

In February, 1997, the Company entered into an employment agreement with
Mr. Brandt, President and Chief Executive Officer of Development Specialists, Inc., employing Mr. Brandt as President and Chief Executive Officer of the
Company.  The annual salary under the employment contract is $750,000.   The
Company may terminate the employment agreement with 90 days notice of termination or immediately with continuation of compensation for 90 days.
Mr. Brandt may terminate the employment agreement with 30 days notice. See "Item 13 - Certain Relationships and Related Transactions" for more information regarding the relationship between the Company and Development Specialists, Inc.

Mr. Brincat, the Company's former President and Chief Executive Officer, resigned from both positions in February, 1997. Mr. Brincat also resigned as an employee and director of Mercury effective as of December 1, 1997. Pursuant to a separation agreement which was consummated in the first quarter of 1998, Mr. Brincat returned $1 million of bonus compensation which he previously received and waived rights to certain other benefits.

Prior to Mr. Brincat's resignation, Mr. Brincat had entered into a five year employment contract in January 1994, with a term expiring on December 31, 1998. The following were the material terms of Mr. Brincat's employment contract. Mr. Brincat's employment agreement provided a guaranteed annual base salary as follows:

o  1994    $300,000    o  1996      $430,000    o  1998  $600,000
o  1995    $360,000    o  1997      $520,000

In addition, Mr. Brincat was eligible for an annual incentive bonus equal to 1% of net after tax earnings (subject to certain adjustments) ("Net Earnings") of the Company and was eligible for an additional bonus based upon annual increases in Net Earnings per share only after earnings exceed 20% over the prior year. The additional bonus was determined as follows:

o Net Earnings per share increases of 0 to 19.99%, no additional bonus was paid.

o Net Earnings per share increase of 20% to 29.99%, additional bonus was equal to 2.5% of the amount of increase from the prior year.

o Net Earnings per share increase of 30% to 39.99%, additional bonus was equal to 3.0% of the amount of increase from the prior year.

o Net Earnings per share increase of 40% or more, additional bonus was equal to 3.5% of the amount of increase from the prior year.

In addition, at the time the employment contract was entered into Mr. Brincat was issued a stock option grant under the 1989 Stock Option and Incentive Compensation Plan of 3,750,000 shares at a price of $11.58 per share, the fair market value on the date of the grant. The agreement provided that the option would vest equally during the five year term of the contract and was exercisable in increments of 750,000 shares annually only if Net Earnings per share each year exceeded the prior year's Net Earnings per share by 20%. If Net Earnings per share did not increase by 20%, the agreement provided that Mr. Brincat was to forfeit that year's options and have no further right or claim to that year's options. In the event of a sale or merger of the Company, all options granted to Mr. Brincat were to become immediately vested and exercisable.

The agreement contained confidentiality and noncompetition provisions. In the event of the death of Mr. Brincat during the term of the employment agreement, the Company would have made, until the end of the term of employment thereunder, payments at a rate equal to the annual rate of guaranteed base salary in effect on the date of death. In addition, the Company would also have paid pro rata bonus earned, if any. The payments to be made would not have been reduced by reason of any insurance proceeds payable directly to the Employee's beneficiaries or estate pursuant to insurance carried or provided by the Company, and would have been made to such beneficiary as the Employee designated for that purpose in written notice given prior to his death, or if the Employee did not so designate, then to the personal representative of his Estate.

According to the employment contract, the Company could have terminated the active employment of Mr. Brincat if, in the reasonable judgment of the Board of Directors of the Company, he became unable to satisfactorily perform his duties and responsibilities thereunder during the term of his employment because of mental or physical disability. Upon such termination, Mr. Brincat would have been relieved of all further obligations. In the event of such termination, the Company would continue to pay to Mr. Brincat, until the end of the term of his employment hereunder, a salary at a rate equal to the annual rate of the guaranteed base salary in effect on the date of such termination. Notwithstanding the foregoing, the amounts so payable would be reduced by any amounts payable to Mr. Brincat during the term of his employment thereunder pursuant to any disability benefit or wage continuation plan of the Company in effect.

The Company could also terminate the agreement in the event of fraud, defalcation, or other similar dishonesty of Mr. Brincat involving the operations, funds or other assets of the Company, or if Mr. Brincat is convicted of a crime involving moral turpitude or Mr. Brincat breached the terms of the agreement in any material respect. In such event, Mr. Brincat would not have been entitled to any further compensation or benefits under the agreement.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based on information within the Company's possession including Schedules 13D and 13G filed with the Securities and Exchange Commission, as of December 31, 1997, there were not any persons or entities known by the Company to be the beneficial owner of more than five percent of the Company's voting securities.

The following table sets forth, with respect to the Company's Common Stock, shares believed by the Company to be beneficially owned as of March 1, 1998 by
(i) all directors, (ii) the executive officers named in the Summary Compensation Table, and (iii) the directors and all executive officers as a group. The information is based on data within the Company's possession.


                                Beneficial Shares Owned         Unexercised
                                  Before Exercisable        Options Exercisable                      Percent
                                   Stock Options<F1>           within 60 days          Total        of Class


 DIRECTORS

 Dennis H. Chookaszian . .                   1,500                  20,000              21,500          *
 William C. Croft  . . . .                 660,363                  20,000             680,363          *
 Clifford R. Johnson<F2> .                 573,037                  31,602             604,639          *
 Andrew McNally IV . . . .                 377,162                  20,000             397,162          *
 Bruce I. McPhee . . . . .                 303,259                  20,000             323,259          *
 Fred G. Steingraber . . .                   6,000                  20,000              26,000          *
 Philip J. Wicklander<F3>                  217,790                  20,000             237,790          *

 OTHER EXECUTIVE OFFICERS:
 William A. Brandt, Jr.  .                       0                       0                   0          0
 Gerald Mizel<F4>  . . . .                   3,550                  23,333              26,883          *
 Charles H. Lam  . . . . .                       0                   8,333               8,333          *
 Steven G. Gould . . . . .                       0                  10,000              10,000          *
 John N. Brincat, Jr.  . .                   7,933                  40,138              48,071          *
 John N. Brincati<F5>  . .               1,505,488                       0           1,505,488          *
 Directors and Executive
  Officers as a Group<F6>                3,663,966                 317,082           3,981,048        2.3%


*Less than one percent.


<F1>     Nature of beneficial ownership of securities is direct unless otherwise indicated by footnote.  Beneficial ownership as shown in the table arises from sole voting power and sole investment power unless otherwise indicated by footnote.

<F2>     Includes 216,984 shares held by Mr. Johnson's wife, as to which Mr. Johnson disclaims beneficial interest.

<F3>     Does not include 1,500 shares held by minor children.

<F4>     Includes 3,550 shares held by Mr. Mizel's wife.

<F5>     John N. Brincat resigned as President and Chief Executive Officer of the Company in February, 1997.

<F6>     Includes shares held by John N. Brincat, who resigned as President and Chief Executive Officer of the Company in February
         1997 and as director effective December 1, 1997.



ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Item 11-Employment Agreements."

The Consulting firm of Development Specialists, Inc. ("DSI"), owned by William
A. Brandt, Jr., was engaged to fill certain positions of executive management including Chief Operating Officer, Chief Accounting Officer and Chief Credit Officer. In addition, DSI staff members have provided additional support in the accounting and finance area. These services are being provided based upon time spent performing such functions at the individuals' customary hourly billing rates. For the year ended December 31, 1997, the Company paid $2,400,000 of fees relating to services rendered by DSI.

                                     PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements Filed in this Annual Report on Form 10-K

Report of Arthur Andersen LLP
Report of KPMG Peat Marwick LLP
Consolidated Balance Sheets as of December 31, 1997, and December 31, 1996. Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.
Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996, and 1995.
Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996, and 1995.
Quarterly Financial Data (unaudited)

(a)(2)  Financial Statement Schedules

None

(a)(3)  Exhibits

3A Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit Number 3A to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10I Issuing and Paying Agent Agreement between Security Pacific National Trust Company (New York) and Mercury Finance Company dated August 1, 1990, incorporated herein by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10S Letter Agreement dated March 23, 1994, between NationsBanc Capital Markets, Inc. and Mercury Finance Company, incorporated hereby by reference to
     Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10T Purchase Agreement Dated September 30, 1994 Between Mercury Finance Company and Midland Finance Co., incorporated herein by reference to Exhibit Number 10AX to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10U Dealer Agreement dated as of October 24, 1994 between BA Securities, Inc. and Mercury Finance Company, incorporated herein by reference to Exhibit 10U to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10AA Senior Note Agreement, dated as of April 5, 1996, as amended, among Mercury
     Finance Company and the noteholders party thereto, incorporated herein by reference to Exhibit 10AA to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AB Demand Promissory Note dated January 29, 1997, made by Mercury Finance
     Company in favor of Bank of America Illinois, incorporated herein by reference to Exhibit 10AB to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AC Employment Agreement between Mercury Finance Company and William A. Brandt,
     Jr. dated February 1, 1997, incorporated herein by reference to Exhibit 10AC to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10AZ Separation Agreement between the Company and John N. Brincat dated
     December 30, 1997, incorporated herein by reference to Exhibit 10AZ to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10BA Retention and Letter of Engagement between the Company and Development
     Specialists, Inc. dated February 5, 1997.

11   Computation of Net Income Per Share

12   Ratio of Earnings to Fixed Charges

16 Letter dated February 25, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange Commission, incorporated herein by reference to
     Exhibit 16 to the Company's Current Report on Form 8-K dated February 25, 1997.

21   Subsidiaries of Mercury Finance Company

23.1 Consent of KPMG Peat Marwick LLP

23.2 Consent of Arthur Andersen LLP

27   Financial Data Schedule

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1997:

     (i) Item 5 and Item 7 8-K dated November 7, 1997. Mercury's Consolidated Financial Statements as of December 31, 1996, 1995 (As Restated), and 1994 were filed as Exhibit 99.1 thereto;

     (ii)  Item 5 and Item 7 8-K dated December 8, 1997; and

     (iii) Item 5 and Item 7 8-K dated December 18, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Mercury Finance Company
                                   (Registrant)

Date:  March 27, 1998
                              By:  /s/  William A. Brandt, Jr.
                                        William A. Brandt, Jr.,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William A. Brandt, Jr.                        March 27, 1998
William A. Brandt, Jr.
President and Chief Executive Officer


/s/ Patrick J. O'Malley                           March 27, 1998
Patrick J. O'Malley
Principal Financial and Accounting Officer


/s/ Dennis H. Chookaszian               Director  March 27, 1998
Dennis H. Chookaszian


/s/ William C. Croft                    Director  March 27, 1998
William C. Croft


/s/ Clifford R. Johnson                 Director  March 27, 1998
Clifford R. Johnson


/s/ Andrew McNally IV                   Director  March 27, 1998
Andrew McNally IV


/s/ Bruce I. McPhee                     Director  March 27, 1998
Bruce I. McPhee


/s/ Fred G. Steingraber                 Director  March 10, 1998
Fred G. Steingraber


/s/ Philip J. Wicklander                Director  March 27, 1998
Philip J. Wicklander

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

3A Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3A to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10I Issuing and Paying Agent Agreement between Security Pacific National Trust Company (New York) and Mercury Finance Company dated August 1, 1990, incorporated herein by reference to Exhibit 10I to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10S Letter Agreement dated March 23, 1994, between NationsBanc Capital Markets, Inc. and Mercury Finance Company, incorporated herein by reference to
     Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10T Purchase Agreement Dated September 30, 1994 Between Mercury Finance Company and Midland Finance Co., incorporated herein by reference to Exhibit Number 10AX to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10U Dealer Agreement dated as of October 24, 1994 between BA Securities, Inc. and Mercury Finance Company, incorporated herein by reference to Exhibit 10U to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10AA Senior Note Agreement, dated as of April 5, 1996, as amended, among Mercury
     Finance Company and the noteholders party thereto, incorporated herein by reference to Exhibit 10AA to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AB Demand Promissory Note dated January 29, 1997, made by Mercury Finance
     Company in favor of Bank of America Illinois, incorporated herein by reference to Exhibit 10AB to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AC Employment Agreement between Mercury Finance Company and William A. Brandt,
     Jr. dated February 1, 1997, incorporated herein by reference to Exhibit 10AC to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10AZ Separation Agreement between the Company and John N. Brincat dated
     December 30, 1997, incorporated herein by reference to Exhibit 10AZ to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10BA Retention and Letter of Engagement between the Company and Development
     Specialists, Inc. dated February 5, 1997.

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