Form 10-Q
period 1998-03-31
MERCURY FINANCE CO
filed 1998-05-15
CIK 846378

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended March 31, 1998                 Commission File No. 1-10176


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


Common Stock - $1 par value, 177,900,671 shares as of April 27, 1998. Treasury Stock - 5,402,957 shares as of April 27, 1998.

                             MERCURY FINANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                    PAGE
PART I  FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets . . . . . . .           1
        Condensed Consolidated Statements of Income and Other
          Comprehensive Income  . . . . . . . . . . . . . .           2
        Consolidated Statements of Changes in Stockholders'
          Equity  . . . . . . . . . . . . . . . . . . . . .           3
        Condensed Consolidated Statements of Cash Flows . .           4
        Notes to Condensed Consolidated Financial Statements          5
        Report of Independent Public Accountants  . . . . .           12
        Condensed Consolidated Average Balance Sheets . . .           13
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . .           14
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .           32
Item 2.   Changes in Securities . . . . . . . . . . . . . .           32
Item 3.   Defaults Upon Senior Securities . . . . . . . . .           32
Item 4.   Submission of Matters to a Vote of Security Holders         32
Item 5.   Other Information . . . . . . . . . . . . . . . .           32
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .           32
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .           33
INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .           34
        Exhibit No. 11 - Computation of Net Income Per Share          35
        Exhibit No. 27 - Financial Data Schedule  . . . . .           36

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MERCURY FINANCE COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31            Dec. 31

(Dollars in thousands, except per share amounts)                             1998     1997            1997
                                                                               (Unaudited)


ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .           $65,296      $25,790        $53,896
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .                 0      221,421              0
Finance receivables . . . . . . . . . . . . . . . . . . . . . .           860,585    1,126,119        971,377
Less:  Allowance for finance credit losses  . . . . . . . . . .           (88,191)    (111,584)      (102,204)
Less:  Nonrefundable dealer reserves  . . . . . . . . . . . . .           (43,667)     (80,677)       (52,731)

Finance receivables, net  . . . . . . . . . . . . . . . . . . .           728,727      933,858        816,442
Income tax receivable . . . . . . . . . . . . . . . . . . . . .            52,351       51,072         79,941
Deferred income taxes, net  . . . . . . . . . . . . . . . . . .                 0       39,260              0
Furniture, fixtures and equipment, net of
      accumulated depreciation  . . . . . . . . . . . . . . . .             4,908        7,043          5,899
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . .                 0       98,353              0
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,389       14,248         13,604
Deferred acquisition costs and present value of
      future profits  . . . . . . . . . . . . . . . . . . . . .                 0       43,503              0
Other assets (including repossessions)  . . . . . . . . . . . .             7,738       61,087          9,622

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .          $872,409   $1,495,635       $979,404

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper and notes (Notes 7 and 10)  . . .          $366,980     $503,619       $416,731
Senior debt, term notes (Notes 7 and 10)  . . . . . . . . . . .           363,265      488,625        412,514
Subordinated debt (Notes 7 and 10)  . . . . . . . . . . . . . .            22,500       22,500         22,500
Accounts payable and other liabilities  . . . . . . . . . . . .            38,442       70,779         44,959
Unearned premium and claim reserves . . . . . . . . . . . . . .                 0      227,450              0
Reinsurance payable . . . . . . . . . . . . . . . . . . . . . .                 0       30,026              0
Reserve for loss on sale of Lyndon (Note 4) . . . . . . . . . .                 0       29,528              0

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .          $791,187   $1,372,527       $896,704

Contingencies (Note 5)

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:
                             300,000,000 shares authorized
          Mar 31 1998 - 177,900,671 shares outstanding
          Mar 31 1997 - 177,900,671 shares outstanding
          Dec 31 1997 - 177,900,671 shares outstanding  . . . .          $177,901     $177,901       $177,901
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .             8,244        8,244          8,244
Retained deficit  . . . . . . . . . . . . . . . . . . . . . . .           (51,259)      (8,756)       (49,781)
Accumulated other comprehensive income  . . . . . . . . . . . .                 0         (617)             0
Treasury stock - Mar 31, 1998 - 5,402,957 shares at cost
                   Mar 31, 1997 - 5,402,957 shares at cost
                   Dec 31, 1997 - 5,402,957 shares at cost  . .           (53,664)     (53,664)       (53,664)

TOTAL STOCKHOLDERS' EQUITY          . . . . . . . . . . . . . .           $81,222     $123,108        $82,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . .          $872,409   $1,495,635       $979,404




                             The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.


               MERCURY FINANCE COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                 OTHER COMPREHENSIVE LOSS
               PERIODS ENDED MARCH 31
                                                                                          Three Months Ended

(In thousands except per share amounts)                                                      1998        1997
                                                                                               (Unaudited)


INTEREST INCOME
Finance charges and loan fees . . . . . . . . . . . . . . . . . . . . . . . . . .          $50,499    $63,491
Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              642      3,289

Total finance charges, fees and investment income . . . . . . . . . . . . . . . .           51,141     66,780
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,597     20,716

Net interest income before provision for finance credit losses  . . . . . . . . .           32,544     46,064
Provision for finance credit losses . . . . . . . . . . . . . . . . . . . . . . .           12,959     30,462

Net interest income after provision for finance credit losses . . . . . . . . . .           19,585     15,602

OTHER INCOME
Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,357     23,220
Fees, commissions and other . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,569      3,503

Total other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,926     26,723

OTHER OPERATING EXPENSES
Salaries and employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . .           13,002     14,644
Occupancy expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,215      1,555
Equipment expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              908        852
Data processing expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              480        543
Insurance claims expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              732     16,715
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,362      8,692

Total other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           22,699     43,001

OPERATING INCOME/(LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              812       (676)

NON-OPERATING (INCOME)/EXPENSES
Loss on sale of Lyndon (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . .                0     29,528
Non-operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,255      5,129
Non-operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,965)         0

Total non-operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .            2,290     34,657

Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,478)   (35,333)
Credit for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0     (2,165)

NET LOSS ATTRIBUTABLE TO COMMON SHARES  . . . . . . . . . . . . . . . . . . . . .          ($1,478)  ($33,168)

OTHER COMPREHENSIVE LOSSES
Unrealized depreciation on available for sale securities  . . . . . . . . . . . .                0     (1,559)

COMPREHENSIVE LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          ($1,478)  ($34,727)

Weighted average common shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          172,498    172,465

  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          172,498    172,465

Per share net loss attributable to common shares:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ($0.01)    ($0.19)

  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ($0.01)    ($0.19)


Dividends per share declared  . . . . . . . . . . . . . . . . . . . . . . . . . .            $0.00     $0.075


                             The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.


               MERCURY FINANCE COMPANY
               CONSOLIDATED STATEMENTS OF CHANGES
                 IN STOCKHOLDERS' EQUITY
               PERIODS ENDED MARCH 31
                                                                                           Three Months Ended

(Dollars in thousands)                                                                       1998        1997
                                                                                               (Unaudited)


COMMON STOCK
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         $177,901   $177,719
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0        182

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $177,901   $177,901

PAID IN CAPITAL
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .           $8,244     $6,539
Stock options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0      1,705

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $8,244     $8,244

RETAINED EARNINGS/(DEFICIT)
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .         ($49,781)   $37,349
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,478)   (33,168)
Dividends declared  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0    (12,937)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ($51,259)   ($8,756)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .               $0       $942
Change during the period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0     (1,559)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $0      ($617)

TREASURY STOCK
Balance at beginning of period and at March 31  . . . . . . . . . . . . . . . . .         ($53,664)   ($53,664)

Total stockholders' equity at March 31  . . . . . . . . . . . . . . . . . . . . .          $81,222    $123,108




                             The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.


               MERCURY FINANCE COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               PERIODS ENDED MARCH 31
                                                                                            Three Months Ended

(Dollars in thousands)                                                                        1998     1997
                                                                                                (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          ($1,478)   ($33,168)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Provision for finance credit losses  . . . . . . . . . . . . . . . . . . . .           12,959      30,462
     Decrease in income tax receivable  . . . . . . . . . . . . . . . . . . . . .           27,590           0
     Credit for deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                0      (5,904)
     Loss on sale of Lyndon . . . . . . . . . . . . . . . . . . . . . . . . . . .                0      29,528
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .              673         739
     Net increase in reinsurance receivable . . . . . . . . . . . . . . . . . . .                0      (4,895)
     Net increase in deferred acquisition costs and present
       value of future profits  . . . . . . . . . . . . . . . . . . . . . . . . .                0      19,306
     Net decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . .            1,884      12,652
     Net increase in reinsurance payable  . . . . . . . . . . . . . . . . . . . .                0      12,582
     Net decrease in unearned premium and claim reserves  . . . . . . . . . . . .                0     (12,123)
     Net decrease in other liabilities  . . . . . . . . . . . . . . . . . . . . .           (5,852)    (23,440)
     Net decrease in nonrefundable dealer reserves  . . . . . . . . . . . . . . .                0      (8,701)

          Net cash provided by operating activities . . . . . . . . . . . . . . .           35,776      17,038

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on finance receivables . . . . . . . . . . . . . . . . .          159,312     197,052
     Finance receivables originated or acquired . . . . . . . . . . . . . . . . .          (84,556)   (179,386)
     Purchase of short term and available for sale investment securities  . . . .                0     (43,448)
     Purchase of held to maturity investment securities . . . . . . . . . . . . .                0        (306)
     Proceeds from sales and maturities of short term and available for
       sale investment securities . . . . . . . . . . . . . . . . . . . . . . . .                0      34,102
     Proceeds from maturities of held to maturity investment securities . . . . .                0          24
     Net purchases of property and equipment  . . . . . . . . . . . . . . . . . .             (132)       (301)

          Net cash provided by investing activities . . . . . . . . . . . . . . .           74,624       7,737

CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayments of senior debt, commercial paper and notes  . . . . . . . . .          (99,000)    (21,432)
     Stock options exercised  . . . . . . . . . . . . . . . . . . . . . . . . . .                0       1,490

          Net cash used in financing activities . . . . . . . . . . . . . . . . .          (99,000)    (19,942)
          Net increase in cash and cash equivalents . . . . . . . . . . . . . . .           11,400       4,833

     Cash and equivalents at beginning of quarter . . . . . . . . . . . . . . . .           53,896      20,957

     Cash and equivalents at end of quarter . . . . . . . . . . . . . . . . . . .          $65,296     $25,790

SUPPLEMENTAL DISCLOSURES
     Income taxes paid to federal and state government  . . . . . . . . . . . . .               $0          $0

     Interest paid to creditors . . . . . . . . . . . . . . . . . . . . . . . . .          $21,196     $17,463




                             The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.


                             MERCURY FINANCE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998


1.   Basis of Presentation.

The accompanying (a) condensed balance sheet as of December 31, 1997, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Mercury Finance Company ("Mercury" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed financial statements of the Company, in the opinion of management, reflect all necessary adjustments for a fair presentation of results as of the dates and for the periods covered by the financial statements. See Note 10 for a discussion of the current status of Mercury's ongoing negotiations with its creditors. If the Company effectuates a restructuring, as is contemplated, the Company will adopt fresh-start accounting.

The results of the interim periods are not to be considered as being indicative of the results of operations that are expected for the full year as the Company is currently experiencing a significant reduction in its finance receivable portfolio and dramatic shifts in the relative delinquency of the remaining portfolio.

The Company's independent public accountants qualified their report on the Company's 1997 financial statements due to their doubt as to the ability of the Company to continue as a going concern. It is suggested that the unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounts which are subject to such estimation techniques include the allowance for finance credit losses. Actual results could differ from these estimates.

2.   Common Stock and Per Share Amounts.

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

In February, 1997, following the announcement of the discovery of accounting irregularities which caused the overstatement of the previously released earnings for 1995 and interim earnings for 1996, the market value of the Company's common stock was significantly reduced. Since the announcement, the market value of the common stock has not exceeded the exercise price of the stock options granted or regranted under the revised stock option program. As a result, the calculation of the common share equivalents becomes meaningless for the quarter ended March 31, 1998. For the quarter ended March 31, 1997, common share equivalents would have been anti-dilutive to earnings per share and were not included in the weighted average shares calculation. Therefore, for both periods, the Company's basic and diluted weighted average common shares outstanding are the same.

In February, 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a significant impact on the Company's financial statements.

3.   Reclassifications.

Certain data from the prior periods has been reclassified to conform to the 1998 presentation.

4.   Disposition of Lyndon.

On March 28, 1997, Mercury executed a Stock Purchase Agreement for the sale of Lyndon in the amount of approximately $92 million. The sale, which closed on June 3, 1997, resulted in a loss to Mercury of approximately $29.5 million net of earnings through the date of sale. This loss was reflected on Mercury's 1997 first quarter consolidated statement of income.

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

5.   Contingencies and Legal Matters.

The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities. To date, forty-five actions against the Company are pending in United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in the Delaware Chancery Court. The complaints seek compensatory damages, attorneys' fees and costs.

Forty-one of the lawsuits pending in the Northern District of Illinois are class actions which allege claims under Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. Two cases pending in the Northern District of Illinois allege non-class securities fraud and common law claims. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1998, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of negligence, fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. One of the derivative actions was amended to include allegations of RICO violations. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The Company is unable to predict the potential financial impact of the litigation.

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

On January 10, 1997, the Company entered into an agreement (the "Agreement") with BankBoston Corporation ("BankBoston") pursuant to which the Company was to acquire all of the outstanding stock of Fidelity Acceptance Corporation, a subsidiary of BankBoston, in return for the issuance of approximately 32.7 million shares of the Company's common stock. On January 30, 1997, BankBoston notified the Company that it was terminating the Agreement as a result of breaches of the Agreement resulting from the accounting irregularities described above. On July 10, 1997, BankBoston notified Mercury that BankBoston intended to seek appropriate compensation for its damages resulting from such breaches. Such claims were settled for a cash payment of $1,600,000 in January, 1998, which was accrued at December 31, 1997.

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

See Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for more information regarding the litigation arising from the overstatement of earnings and the restatement of previously issued financial statements.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits.

6.   Income Taxes.

The Company recorded a benefit for income taxes for the first quarter of 1997 due to reporting a pre-tax loss that was able to be carried back to previous periods of taxable income to generate tax refunds. The effective tax rate was 6.1% for the first quarter of 1997 which is significantly lower than the statutory rate as the loss recorded on the sale of Lyndon was not deductible for tax purposes. The Company recorded a full valuation allowance related to the tax benefit for the loss recorded during the first quarter of 1998 as the Company is unable to carryback the losses to prior periods of taxable income.

In the third quarter of 1997, Mercury elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the years ended December 31, 1996 and December 31, 1997. Accordingly, in the third quarter of 1997 for financial reporting purposes, a portion of the previously recorded deferred taxes were reclassified as currently refundable. During the first quarter of 1998, the Company received $27.4 million in tax refunds, but is unable to provide an estimate as to the expected date of receipt of the remaining tax receivable at March 31, 1998 of $52.4 million.

7.   Debt.

As a result of net losses incurred, accounting irregularities, and related matters, Mercury violated certain covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company is no longer permitted by the terms of certain debt instruments to pay dividends. The following table represents Mercury's debt instruments and the corresponding stated rates at the end of the periods indicated (dollars in thousands):

                                                  MARCH 31, 1998        MARCH 31, 1997          DEC. 31, 1997
                                                 Balance     Rate      Balance     Rate        Balance     Rate


Senior Debt:
   Commercial paper and short-term loans         366,980     5.7%     $503,619     5.6%       $416,731     5.7%
   Term notes . . . . . . . . . . . . . .        363,265     7.0%      488,625     7.0%        412,514     7.0%
Subordinated debt . . . . . . . . . . . .         22,500    10.3%       22,500    10.3%         22,500    10.3%

        Total . . . . . . . . . . . . . .        752,745     6.5%   $1,014,744     6.4%       $851,745     6.5%



The Company has a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expires July 15, 1998. Under the terms of the Forbearance Agreements, the Company has made interest payments on senior debt through the date of this report at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreements required the periodic payment of excess cash to be applied as reduction of outstanding principal. Through May 5, 1998, approximately $307 million of principal has been paid to creditors under the Forbearance Agreements of which $154 million was paid during 1998. See Note 10 - Subsequent Events and the Company's Current Report on Form 8-K filed on May 15, 1998 for more information regarding the continuation of the Forbearance Agreements.

8.   Going Concern.

The Company incurred losses for the years ended December 31, 1997 and 1996 and continues to incur losses in 1998. As a result, the Company has experienced a significant reduction in capital. All of its outstanding debt is subject to acceleration or has matured by its terms as a result of the Company's defaults of its various lending agreements. In addition, the Company is currently a defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim periods in 1996.

As a result of the above matters, the Board has hired the services of a crisis manager to assist in the operation of the business. There can be no assurance that the Company will be successful in its attempt to complete the financial restructuring of the Company and return to profitable operations. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

9.   Recent Accounting Pronouncements.

In July, 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income. The Company adopted this statement effective January 1, 1998. The application of this standard did not have a significant impact on the financial position, results of operations or financial statement disclosures of the Company. Accumulated other comprehensive income in the accompanying financial statements represents unrealized appreciation/(depreciation) on available-for-sale securities.

10.  Subsequent Events.

On May 14, 1998, the Company entered into an agreement with substantially all of its senior lenders and with the subordinated debt holder providing for the financial restructuring and recapitalization of the Company. The agreement contemplates that the restructuring will be implemented under a prestructured plan of reorganization to be filed in the federal bankruptcy court within the next 60 days. The Company conducts its business operations through wholly owned subsidiaries. It is anticipated that none of the Company's subsidiaries will be included in the chapter 11 case. As a result, all trade debt and dealer contracts will remain unimpaired and will continue to be paid and honored in the ordinary course without interruption. If the plan of reorganization is approved by the court, the Company's senior lenders will receive new senior secured notes equal to 75 percent of the face value of their then current claims and all of the initial equity of the reorganized company. The holders of subordinated notes will receive $22.5 million in new junior unsecured subordinated notes.

The shareholders and the securities class action claimants, as a combined group, will receive three series of warrants, each series exercisable for five percent of the common stock of the restructured company, with expiration dates of three, four and five years, respectively, from approval of the plan. The exercise prices will be set at increasing levels. The first series will contain an exercise price reflective of a market price for the common stock which results in the senior lender(s) having received total value from both common stock and senior secured notes equal to 100% of their claims on the effective date of the plan. The second and third series will contain exercise prices reflective of a market price for the common stock which translates into a 10% and a 20% premium, respectively, of the total amount of such claims. Consequently, it is anticipated that the exercise prices of the warrants will be significantly in excess of the initial market price of the common stock of the restructured company. Shareholders as of May 14, 1998 will also have the right to purchase their pro rata amount of the senior lenders' debt at a price, in cash, equal to 98.5% of the senior lenders' claims, subject to a specific provision detailed in the restructuring agreement.

In connection with the proposed restructuring arrangement, the Company and its lenders agreed to extend their existing forbearance agreements to July 15, 1998. Under the extended forbearance agreement, the Company will continue to keep interest payments current and will make periodic payments to reduce the principal of the outstanding debt as cash flow permits. In addition, the Company will pay a forbearance fee of 2.25% of outstanding debt to those senior lenders who have executed the extended forbearance agreement. In return, the Company's lenders have agreed not to take action against the Company while the forbearance agreement is in effect, subject to the terms thereof.

For a complete description of the proposed restructuring arrangement, see the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1998.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mercury Finance Company

We have reviewed the accompanying condensed consolidated balance sheets of Mercury Finance Company and subsidiaries as of March 31, 1998 and March 31, 1997, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Mercury Finance Company and subsidiaries as of December 31, 1997 (not presented herein), and in our report dated March 17, 1998, we expressed a qualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses in 1997 and 1996 and is continuing to incur losses in 1998. In addition, all of the Company's debt is subject to acceleration or has matured by its terms as a result of the Company's defaults of its various lending agreements. The Company is currently the defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim earnings in 1996. As described in Note 10, the Company entered into an agreement with its lenders with respect to the principal terms of a financial restructuring of the Company. The agreement contemplates that the restructuring will be accomplished pursuant to a plan of reorganization to be filed in the Bankruptcy Court within the next several months. If the Company effectuates a restructuring, as is contemplated, the Company will adopt fresh-start accounting. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              ARTHUR ANDERSEN LLP
Chicago, Illinois
May 15, 1998

               MERCURY FINANCE COMPANY
               CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
               PERIODS ENDED MARCH 31
                    (Unaudited)

                                                                                          Three Months Ended

(Dollars in thousands)                                                                    1998         1997


ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $59,596      $23,374
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0      217,189
Finance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        915,981    1,143,272
   Less allowance for finance credit losses . . . . . . . . . . . . . . . . . . .        (95,198)    (104,673)
   Less nonrefundable dealer reserves . . . . . . . . . . . . . . . . . . . . . .        (48,199)     (85,028)

   Finance receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        772,584      953,571

Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,146       52,418
Reinsurance receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0       95,906
Deferred acquisition costs and present value of profits . . . . . . . . . . . . .              0       53,156
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0       36,308
Furniture, fixtures and equipment, net of accumulated depreciation  . . . . . . .          5,404        7,155
Other assets (including repossessions & goodwill) . . . . . . . . . . . . . . . .         22,177       80,423

   TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $925,907   $1,519,500

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior debt, commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . .       $391,856     $514,335
Senior debt, term notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        387,890      488,625
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,500       22,500
Accounts payable and other liabilities  . . . . . . . . . . . . . . . . . . . . .         41,700       76,031
Unearned premium and claim reserve  . . . . . . . . . . . . . . . . . . . . . . .              0      233,512
Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0       23,735
Reserve for loss on sale of Lyndon  . . . . . . . . . . . . . . . . . . . . . . .              0       14,764

   TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        843,946    1,373,502

STOCKHOLDERS' EQUITY
Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        177,901      177,810
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,244        7,392
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (50,520)      14,297
Unrealized gain on available for sale securities  . . . . . . . . . . . . . . . .              0          163
Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (53,664)     (53,664)

   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .         81,961      145,998

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $925,907   $1,519,500

NUMBER OF DAYS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             90           90
MONTHS COMPLETED  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3            3

RATIOS (Annualized)
Return on average equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7.31)%      (92.13)%
Return on average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (0.65)%       (8.85)%
Yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22.64%       19.91%
Rate on interest bearing liabilities  . . . . . . . . . . . . . . . . . . . . . .           9.40%        8.19%
Net interest margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14.41%       13.73%


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995:
This Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, contains certain forward-looking statements pertaining to the outcome of the Company's agreement with certain lenders, the expected terms of securities of the restructured Company, expected operating results, loss provisions and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the outcome of negotiations with the Company's senior lenders with respect to the plan of reorganization and other documents related thereto, approval by the Bankruptcy Court, objections of third parties, as well as the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

BACKGROUND

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

OVERVIEW

In January 1997, Mercury discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, Mercury has restated the financial statements for fiscal 1995, each of the 1995 quarters, and for the first three quarters of 1996. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for more information regarding the impact of the overstatement of earnings and the restatement of previously issued financial statements.

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

As a result of the net losses incurred in 1996 and 1997, accounting irregularities, and related matters, Mercury violated certain debt covenants thereby permitting the holders of its debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. Accordingly, the Company has been accruing interest expense at default rates of interest since February 10, 1997.

Mercury continues to experience fierce competition from growing specialty finance companies similar to Mercury and from traditional financial institutions which reduced credit standards to obtain higher yields. Mercury had previously responded to the competitive pressures by reducing its credit standards while accepting lower pricing on sales finance contracts and introducing new products that ultimately proved to be unprofitable. The Company also continued to experience a high level of turnover at the branch manager and staff levels. These factors resulted in a higher level of delinquencies and charge-offs in 1997.

The high provision for credit losses as a result of higher delinquencies and charge-offs combined with interest expense at default rates caused the Company to incur an operating loss for the three month period ended March 31, 1997. The Company has since implemented stricter underwriting criteria and during 1998 has experienced an improvement in delinquencies and charge-offs but at the expense of new volume.

The Company's challenge is to acquire sufficient sales finance contracts within the stricter underwriting standards to support the current Company structure and return to profitable operations. It is anticipated that the Company will need to significantly increase new volume from current levels to achieve this minimum level.

The following is management's discussion and analysis of the consolidated financial condition of the Company at March 31, 1998 (unaudited) when compared with March 31, 1997 (unaudited) and December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997 (unaudited). This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

RECENT DEVELOPMENTS

On May 14, 1998, the Company entered into an agreement with substantially all of its senior lenders and with the subordinated debt holder providing for the financial restructuring and recapitalization of the Company. The agreement contemplates that the restructuring will be implemented under a prestructured plan of reorganization to be filed in the federal bankruptcy court within the next 60 days. The Company conducts its business operations through wholly owned subsidiaries. It is anticipated that none of the Company's subsidiaries will be included in the chapter 11 case. As a result, all trade debt and dealer contracts will remain unimpaired and will continue to be paid and honored in the ordinary course without interruption. If the plan of reorganization is approved by the court, the Company's senior lenders will receive new senior secured notes equal to 75 percent of the face value of their then current claims and all of the initial equity of the reorganized company. The holders of subordinated notes will receive $22.5 million in new junior unsecured subordinated notes.

The shareholders and the securities class action claimants, as a combined group, will receive three series of warrants, each series exercisable for five percent of the common stock of the restructured company, with expiration dates of three, four and five years, respectively, from approval of the plan. The exercise prices will be set at increasing levels. The first series will contain an exercise price reflective of a market price for the common stock which results in the senior lender(s) having received total value from both common stock and senior secured notes equal to 100% of their claims on the effective date of the plan. The second and third series will contain exercise prices reflective of a market price for the common stock which translates into a 10% and a 20% premium, respectively, of the total amount of such claims. Consequently, it is anticipated that the exercise prices of the warrants will be significantly in excess of the initial market price of the common stock of the restructured company. Shareholders as of May 14, 1998 will also have the right to purchase their pro rata amount of the senior lenders' debt at a price, in cash, equal to 98.5% of the senior lenders' claims, subject to a specific provision detailed in the restructuring agreement.

In connection with the proposed restructuring arrangement, the Company and its lenders agreed to extend their existing forbearance agreements to July 15, 1998. Under the extended forbearance agreement, the Company will continue to keep interest payments current and will make periodic payments to reduce the principal of the outstanding debt as cash flow permits. In addition, the Company will pay a forbearance fee of 2.25% of outstanding debt to those senior lenders who have executed the extended forbearance agreement. In return, the Company's lenders have agreed not to take action against the Company while the forbearance agreement is in effect, subject to the terms thereof.

For a complete description of the proposed restructuring arrangement, subject to the terms thereof, see the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1998.


FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company decreased 42% to $872.4 million from $1,495.6 million at March 31, 1997. Total assets declined due to the sale of Lyndon Insurance Group subsidiaries in June, 1997 and a decrease in sales finance receivables. Finance receivables decreased 23.6% to $860.6 million at March 31, 1998 from $1,126.1 million at March 31, 1997. During the period from December 31, 1997 through March 31, 1998, total assets and finance receivables decreased 10.9% and 11.4%, respectively. Finance receivables decreased as a result of a lower level of new volume due to stricter credit standards, a fewer number of branches and the disruption caused by the accounting irregularities.

The Company's offices in Florida, Texas and Illinois accounted for approximately 16%, 16%, and 11%, respectively, of all sales and direct finance receivables at March 31, 1998. The total number of offices at March 31, 1998 was 203 compared to 289 at March 31, 1997 and 218 at December 31, 1997. The Company closed 38 branches in the second quarter of 1997 which were considered to be duplicative or under-performing. The costs related to the closings, consisting primarily of lease settlements and write-offs of leasehold improvements, aggregated $325,000.

In December, 1997, Mercury announced the implementation of a business plan that included the closing of an additional 70 branches. The number of additional branch closings was subsequently increased to 82. Upon completion of the program, Mercury is expected to have 180 branches. Branches are being closed because they are either unprofitable or considered redundant in view of the location of nearby branches. The additional closings are estimated to result in a decrease in the loan portfolio of approximately $192 million from the March 31, 1998 level over the following twelve to fifteen months. The closings will not be treated as discontinued operations; however, a provision of $3,400,000 was recorded in the fourth quarter of 1997 to cover the costs of the closings. See "Restructuring Expenses."

Also in the first quarter of 1998, the Company initiated 15 regional centralized purchasing offices that review and approve the origination of loans and acquisitions of sales finance contracts for the majority of the Company's volume. Through this process, management believes that underwriting criteria will be applied more consistently while still allowing for flexibility to be responsive to local market conditions. In addition, the realignment will release branch personnel from making credit decisions and will allow for greater emphasis to be placed on cash collections and expanding dealer relationships.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                           MARCH 31,         MARCH 31,         DECEMBER 31,
                                                             1998               1997               1997


 DIRECT FINANCE RECEIVABLES
   Interest bearing  . . . . . . . . . . . . . . . .    $       17,916    $       23,643    $         20,504
   Precompute  . . . . . . . . . . . . . . . . . . .           113,714           128,016             129,120
 Total direct finance receivables  . . . . . . . . .           131,630           151,659             149,624

 SALES FINANCE RECEIVABLES
   Total sales finance receivables . . . . . . . . .           837,709         1,117,535             954,319
 Total gross finance receivables . . . . . . . . . .           969,339         1,269,194           1,103,943

 Less:  Unearned Finance Charges . . . . . . . . . .          (173,818)         (218,428)           (200,820)
   Unearned commissions, insurance premiums
     and insurance claim reserves  . . . . . . . . .            (2,708)           (8,326)             (3,242)

 Sales and Direct Finance Receivables  . . . . . . .           792,813         1,042,440             899,881

 CREDIT CARD
   Total credit card . . . . . . . . . . . . . . . .            67,772            83,679              71,496
 Total finance receivables . . . . . . . . . . . . .    $      860,585    $    1,126,119    $        971,377


The following sets forth a summary of gross originations (including precomputed interest and prior to deduction for nonrefundable dealer reserves) excluding activity of the credit card portfolio for the three months ended March 31, (dollars in thousands):

                                            1998              1997


 Direct finance receivables                 24,628             40,437
 Sales finance receivables                  84,846            201,568

                                           109,474            242,005


A significant portion of the decrease in new volume is a result of the previously discussed branch closings.

While management believes that the implementation of the above has significantly improved the quality of the existing portfolio, the changes have reduced new volume to a level below that which is required to provide for profitable operations. Management is hopeful that as Company personnel and the dealers become accustomed to the new buying organizational structure, volume will increase, however, at this time, there is no assurance of that occurring.

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

The Company utilizes a loss reserving methodology commonly referred to as "static pooling." The static pooling methodology provides that the Company stratify the components of its sales finance receivable portfolio (i.e., dealer reserve, principal loan balances and related charge-offs) into separately identified pools based upon the period the loans were acquired. Mercury defines a pool as loans acquired within a given month whereas others in the industry may use a different basis.

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

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three month periods ended March 31 (dollars in thousands):

                                                                              1998             1997


Balance at beginning of period  . . . . . . . . . . . . . . . . . .         $102,204          $97,762
Provision charged to expense  . . . . . . . . . . . . . . . . . . .           12,959           30,462
Finance receivables charged-off, net of recoveries  . . . . . . . .          (26,972)         (16,640)

Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . .          $88,191         $111,584

Allowance as a percent of sales and direct finance
  receivables outstanding at end of period  . . . . . . . . . . . .            11.12%           10.70%



The reduction in the amount of provision for credit losses recorded for the three months ended March 31, 1998 in relation to the same period in 1997 is primarily due to the decrease in the size of the loan portfolio and an improvement in the relative delinquency of the remaining portfolio. Management believes that the change in the relative delinquency of the portfolio experienced in the first quarter of 1998 is an indication of an overall improvement in the credit quality of the portfolio due to the implementation of stricter underwriting standards and a focus on generating volume in the more profitable regions. Mercury's loss reserving methodology is sensitive to changes in delinquencies. As such, an improvement in relative delinquencies will generally have a direct impact on the estimated reserve required as the amount of loans requiring higher reserve percentages has decreased.
Accordingly, the reduction of the provision for finance credit losses recognized in the first quarter of 1998 due to the improvement in the relative delinquency is considered to be a non-recurring event unless significant delinquency changes are experienced in future periods. The results of this quarter are not necessarily indicative of future results.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the three month periods ended March 31 (dollars in thousands):

                                                                                    1998            1997


 Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . .     $      52,731   $      89,378
 Discounts acquired on new volume  . . . . . . . . . . . . . . . . . . . .             5,330          13,994
 Losses absorbed, net of recoveries  . . . . . . . . . . . . . . . . . . .           (14,394)        (22,695)

 Balance at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      43,667   $      80,677


The reduction in discounts acquired in 1998 is due primarily to lower new loan volume.

DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. At March 31, 1998 the Company had total debt of $752.7 million which compares with $1,014.7 million at March 31, 1997.

In addition to the Company's outstanding debt the Company had available through January 7, 1998 a $50 million revolving credit facility that was secured by all of Mercury's finance receivables. The Company allowed the facility to expire on its own terms.

As a result of the 1996 and 1997 net losses, accounting irregularities, and related matters, Mercury violated its debt covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company is no longer permitted by the terms of certain debt instruments to pay dividends.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                                                 MARCH 31, 1998        MARCH  31, 1997         DEC. 31, 1997
                                                 Balance     Rate      Balance     Rate        Balance     Rate


Senior Debt:
   Commercial paper and short-term loans        $366,980     5.7%     $503,619     5.6%       $416,731     5.7%
   Term notes . . . . . . . . . . . . . .        363,265     7.0%      488,625     7.0%        412,514     7.0%
Subordinated debt . . . . . . . . . . . .         22,500    10.3%       22,500    10.3%         22,500   10.3%

        Total . . . . . . . . . . . . . .       $752,745     6.5%   $1,014,744     6.4%       $851,745     6.5%



The Company has a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expires July 15, 1998. Under the terms of the Forbearance Agreements, the Company has made interest payments on senior debt through the date of this report at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreements required the periodic payment of excess cash to be applied as reduction of outstanding principal. Through May 5, 1998, approximately $307 million of principal has been paid to creditors under the Forbearance Agreements of which $154 million was paid during 1998. See Note 10 - Subsequent Events and the Company's Current Report on Form 8-K filed on May 15, 1998 for more information regarding the continuation of the Forbearance Agreements.

STOCKHOLDERS' EQUITY

Total stockholders' equity at March 31, 1998 was $81.2 million which compares with $123.1 million at March 31, 1997 and $82.7 million at December 31, 1997. For the three months ended March 31, 1998 the Company had a net loss of $1.5 million compared with a net loss of $33.2 million for the three months ended March 31, 1997. The Company experienced a net loss of $74.2 million for the fiscal year ended December 31, 1997.

On January 14, 1997, the Company declared dividends of $12.9 million. Payment of such dividends was subsequently suspended on February 6, 1997. Under the provisions of the forbearance agreement the Company entered into and by specific terms of certain instruments, the Company is no longer permitted to pay dividends.

At March 31, 1998 stockholders' equity stated as a percent of total assets was 9.3% which compares with 8.2% at March 31, 1997 and 8.4% at December 31, 1997.


RESULTS OF OPERATIONS

NET LOSS

For the three months ended March 31, 1998 the Company had a net loss of $1.5 million compared to a net loss of $33.2 million for the three months ended March 31, 1997. The decrease in net loss is primarily attributable to the inclusion in 1997 of a charge for the loss on the sale of Lyndon of $29.5 million.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1998 the Company's net interest income decreased 29% to $32.5 million when compared with $46.1 million in 1997. The net interest margin (annualized) which is the ratio of net interest income before provision for finance credit losses divided by average interest earning assets was 14.41% in the first quarter of 1998 compared with 13.73% in the first quarter of 1997. The change in net interest margin is primarily attributable to the sale of Lyndon as the return on Lyndon investments was approximately 7% while the return on the loan portfolio is approximately 21%. The interest expense percentage increased in 1998 over 1997 due to the accrual of default rates of interest beginning on February 10, 1997. The following table summarizes the amount of the net interest margin for the three months ended March 31 (dollars in thousands):


THREE MONTHS ENDED                                  1998                                       1997
                                                          Annualized                                Annualized
                                  Average        Interest      Rate          Average        Interest    Rate
                                     Out-        Income/     Earned            Out-         Income/    Earned
                                  standing       Expense    and Paid         standing       Expense   and Paid


Interest bearing assets . . . .   $915,981       $51,141      22.64%       $1,360,461       $66,780     19.91%
Interest bearing liabilities  .    802,246        18,597        9.4%        1,025,460        20,716      8.19%

Net . . . . . . . . . . . . . .   $113,735       $32,544      13.24%         $335,001       $46,064     11.72%

Net interest margin as a
percentage of average interest
earning assets  . . . . . . . .                               14.41%                                    13.73%



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

For the three months ended March 31, 1998, the Company experienced substantial decreases in its insurance premiums compared to the comparable year earlier period due to the sale of Lyndon. The following table summarizes the amounts earned from these products for the three months ended March 31 (dollars in thousands):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                             1998        1997


Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,357      23,220
Fees, commissions and other . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,569       3,503

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $3,926     $26,723

Other income as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . . . . . . . . . . . . . .            1.74%       7.97%



OTHER EXPENSES (EXCLUDING RESTRUCTURING CHARGES)

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

During the first quarter of 1998 other operating expenses decreased 47.2% versus the first quarter of 1997. The decrease was primarily related to the sale of Lyndon. The following table summarizes the components of other expenses for the three months ended March 31 (dollars in thousands):

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                             1998        1997


Salaries and employees benefits . . . . . . . . . . . . . . . . . . . . . . . . .          $13,002      $14,644
Insurance claims expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              732       16,715
Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,965       11,642

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $22,699      $43,001

Other expenses as a % of average interest
earning assets (Annualized) . . . . . . . . . . . . . . . . . . . . . . . . . . .           10.05%       12.82%



RESTRUCTURING CHARGES

During 1997, the Company closed a number of branches and implemented a plan to close additional branches for a total closure of approximately 110 branches and to reduce approximately 260 branch personnel. The amount charged during the year ended December 31, 1997 was $3.725 million ($0.02 per common share) of which $1.45 million has been utilized to date. These charges and their utilization to March 31, 1998 are summarized in the following table (dollars in thousands):

                                                 Amounts       Amounts      Amounts         Amounts to be
                                                 Charged      Utilized      Utilized     Utilized Subsequent
                                                 in 1997       in 1997      in 1998       to March, 31, 1998


 Asset and leasehold write-offs                $     1,200   $       200  $        732  $                 268
 Lease buyouts and other expenses                    1,025           101           379                    545
 Employee severance and retention                    1,500             0             0                  1,500
                                               $     3,725   $       301         1,111  $               2,313


The Company believes that the amounts provided in 1997 remain adequate to complete the reductions as planned. Further, the Company does not believe that reclassification of any amounts are required as of March 31, 1998.

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

OTHER NON-OPERATING INCOME AND EXPENSES

Other non-operating expenses of $4.3 million for the first quarter of 1998 are 15.7% lower than the $5.1 million for the three months ended March 31, 1997 and include the costs of the investigation of the accounting irregularities, professional fees related to the negotiations with creditors, legal defense of the Company with respect to the class action and derivative lawsuits, the costs of the interim financing facility, a portion of the fees for the crisis management team and the costs of the audit examination of the 1996 financial statements. The first quarter of 1998 included non-operating income of approximately $2.0 million related to the termination agreement with the prior chief executive officer.

INCOME TAXES

The Company recorded a benefit for income taxes for the first quarter of 1997 due to reporting a pre-tax loss that was able to be carried back to previous periods of taxable income to generate tax refunds. The effective tax rate was 6.1% for the first quarter of 1997 which is significantly lower than the statutory rate as the loss recorded on the sale of Lyndon was not deductible for tax purposes. The Company recorded a full valuation allowance related to the tax benefit for the loss recorded during the first quarter of 1998 as the Company is unable to carryback the losses to prior periods of taxable income.

In the third quarter of 1997, Mercury elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the years ended December 31, 1996 and December 31, 1997. Accordingly, in the third quarter of 1997 for financial reporting purposes, a portion of the previously recorded deferred taxes were reclassified as currently refundable. During the first quarter of 1998, the Company received $27.4 million in tax refunds, but is unable to provide an estimate as to the expected date of receipt of the remaining tax receivable at March 31, 1998 of $52.4 million.


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

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                             1998        1997


Loss provision charged to income  . . . . . . . . . . . . . . . . . . . . . . . .          $12,959      $30,462
Net charge-offs against allowance . . . . . . . . . . . . . . . . . . . . . . . .           26,972      16,640
Net charge offs against nonrefundable dealer reserves . . . . . . . . . . . . . .           14,394      22,695
Allowance for finance credit losses at end of period  . . . . . . . . . . . . . .           88,191      111,584
Dealer reserves at end of period  . . . . . . . . . . . . . . . . . . . . . . . .           43,667      80,677

Ratios:

Net charge offs annualized against allowance
  to average total finance receivables  . . . . . . . . . . . . . . . . . . . . .           11.94%       5.90%
Net charge offs annualized against nonrefundable dealer
  reserves to average total finance receivables . . . . . . . . . . . . . . . . .            6.37%       8.05%
Allowance for finance credit losses to total gross finance
  receivables at end of period  . . . . . . . . . . . . . . . . . . . . . . . . .            9.10%       8.79%
Dealer reserves to gross sales finance receivables
  at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.21%       7.22%


DELINQUENCIES AND REPOSSESSIONS

If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):

                                        March 31, 1998           March 31, 1997          December 31, 1997


Delinquent gross receivables               $35,819                   $40,331                 $41,970
Bankrupt accounts                           35,255                    41,036                  37,037
Repossessed assets                           4,221                     5,688                   5,167
Total                                      $75,295                   $87,055                 $84,174

Delinquent gross receivables and
  bankrupt accounts to gross
  finance receivables                        7.33%                     6.41%                   7.16%

Delinquent gross receivables,
  bankrupt accounts and repossessed
  assets to gross finance
  receivables plus repossessed assets        7.73%                     6.83%                   7.59%


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

CREDIT CARD PROGRAM

The Company has a portfolio of approximately $68 million of receivables relating to a credit card program that had originations in both late 1995 and late 1996. This program generated a loss of $.9 million prior to the allocation of interest expense during the first quarter of 1998 compared to losses of $1.0 million in the first quarter of 1997.


LIQUIDITY AND FINANCIAL RESOURCES

The Company has been acquiring loans by using the cash flow from cash collections on finance receivables. Prior to January 1997, Mercury also used commercial paper extensively to fund its operations.

The primary debt of the Company is in the form of senior commercial paper, senior term notes and subordinated debt, which totaled $753 million at March 31, 1998, $852 million at December 31, 1997 and $1,075 million at March 31, 1997.
As a result of the Company's announcement regarding the discovery of the accounting irregularities, the Company is in default of its credit agreements.

The Company has a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expires July 15, 1998. Under the terms of the Forbearance Agreements, the Company has made interest payments on senior debt through the date of this report at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreements required the periodic payment of excess cash to be applied as reduction of outstanding principal. Through May 5, 1998, approximately $307 million of principal has been paid to creditors under the Forbearance Agreements of which $154 million was paid during 1998. See Note 10 - Subsequent Events and the Company's Current Report on Form 8-K filed on May 15, 1998 for information regarding the continuation of the Forbearance Agreements.

In February, 1997, Mercury entered into a separate agreement with Bank of America Business Credit wherein Bank of America agreed to provide a $50 million line of credit collateralized by all of the finance receivables. At March 31, 1997, $10 million was outstanding. The $10 million was repaid in the second quarter of 1997 and Mercury permitted the facility to expire according to its terms in January, 1998.


DISPOSITION OF LYNDON

During 1997, Lyndon's claims paying ability was downgraded by A.M. Best to a rating of B with negative implications. This action, together with regulatory concerns and the liquidity needs of Mercury, caused Mercury to decide to dispose of Lyndon. On March 28, 1997, Mercury executed a Stock Purchase Agreement with Frontier Insurance Group, Inc. ("Frontier") for the sale of Lyndon to Frontier for $92 million. The sale, which closed on June 3, 1997, resulted in a loss on sale of approximately $29.5 million which was recorded in the first quarter of 1997. Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon was not tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.


CONTINGENCIES AND LEGAL MATTERS

The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities. To date, forty-five actions against the Company are pending in United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in the Delaware Chancery Court. The complaints seek compensatory damages, attorneys' fees and costs.

Forty-one of the lawsuits pending in the Northern District of Illinois are class actions which allege claims under Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. Two cases pending in the Northern District of Illinois allege non-class securities fraud and common law claims. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1998, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of negligence, fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. One of the derivative actions was amended to include allegations of RICO violations. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The Company is unable to predict the potential financial impact of the litigation.

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

On January 10, 1997, the Company entered into an agreement (the "Agreement") with BankBoston Corporation ("BankBoston") pursuant to which the Company was to acquire all of the outstanding stock of Fidelity Acceptance Corporation, a subsidiary of BankBoston, in return for the issuance of approximately 32.7 million shares of the Company's common stock. On January 30, 1997, BankBoston notified the Company that it was terminating the Agreement as a result of breaches of the Agreement resulting from the accounting irregularities described above. On July 10, 1997, BankBoston notified Mercury that BankBoston intended to seek appropriate compensation for its damages resulting from such breaches. Such claims were settled for a cash payment of $1,600,000 in January, 1998.

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

See Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for more information regarding the litigation arising from the overstatement of earnings and the restatement of previously issued financial statements.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Legal Matters" which is incorporated herein by reference.

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

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - The following Current Reports on Form 8-K were filed during the first quarter of 1998:

             (i)    Item 5 and Item 7 Current Report on Form 8-K filed
                    January 9, 1998. Mercury's Consolidated Financial Statements for the three month and nine month periods ended September 30, 1997 were filed as Exhibit 99.1 thereto.

             (ii) Item 5 and Item 7 Current Report on Form 8-K filed February 17, 1998.

             (iii) Item 7 Current Report on Form 8-K filed February 19, 1998. Mercury's Unaudited Pro Forma Consolidated Condensed Balance Sheet as of March 31, 1997, Unaudited Pro Forma Consolidated Condensed Income Statement for the year ended December 31, 1996 and the Unaudited Pro Forma Consolidated Condensed Income Statement for the quarter ended March 31, 1997 were filed as Exhibits thereto.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MERCURY FINANCE COMPANY
                                  (Registrant)



Date:          May 14, 1998        /s/ William A. Brandt, Jr.
                                   William A. Brandt, Jr.
                                   President and
                                   Chief Executive Officer


Date:         May 14, 1998         /s/ Patrick J. O'Malley
                                   Patrick J. O'Malley
                                   Principal Financial and
                                   Accounting Officer


                                INDEX OF EXHIBITS


     Exhibit No.                        Description


          11.                      Computation of Net Income Per Share

          27.                      Financial Data Schedule