Form 10-Q
period 1998-06-30
MERCURY FINANCE CO
filed 1998-08-14
CIK 846378

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended June 30, 1998                 Commission File No. 1-10176


                            MERCURY FINANCE COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                            36-3627010
 ----------------------------------       ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer identification no.)
     incorporation or organization)


   100 FIELD DRIVE, SUITE 340, LAKE FOREST, ILLINOIS           60045
   -------------------------------------------------         ----------
     (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code:  (847) 295-8600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock - $1 par value, 177,900,671 shares as of August 10, 1998. Treasury Stock - 5,402,957 shares as of August 10, 1998.

                            MERCURY FINANCE COMPANY

                                   FORM 10-Q

                                     INDEX



                                                                                               PAGE
PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .    1

          Condensed Consolidated Statements of Income and Other
            Comprehensive Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

          Consolidated Statements of Changes in Stockholders' Equity . . . . . . . . . . . . .    3

          Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .    4

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .    5

          Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . .   12

          Condensed Consolidated Average Balance Sheets. . . . . . . . . . . . . . . . . . . .   13

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .   14

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . .   34

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .   34

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .   34

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36

          Exhibit No. 11 -    Computation of Net Income Per Share. . . . . . . . . . . . . . .   37

          Exhibit No. 27 -    Financial Data Schedule. . . . . . . . . . . . . . . . . . . . .   38


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MERCURY FINANCE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           June 30                   Dec. 31
-----------------------------------------------------------------      ----------------------       --------
(Dollars in thousands, except per share amounts)                         1998         1997            1997
                                                                          (Unaudited)
-----------------------------------------------------------------      --------    ----------       --------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .       $46,986      $129,993        $53,896
Finance receivables . . . . . . . . . . . . . . . . . . . . . . .       785,131     1,095,779        971,377
Less:  Allowance for finance credit losses. . . . . . . . . . . .       (78,815)     (123,604)      (102,204)
Less:  Nonrefundable dealer reserves. . . . . . . . . . . . . . .       (38,848)      (71,365)       (52,731)
                                                                       --------    ----------       --------
Finance receivables, net. . . . . . . . . . . . . . . . . . . . .       667,468       900,810        816,442
Income tax receivable . . . . . . . . . . . . . . . . . . . . . .        52,524        50,638         79,941
Deferred income taxes, net. . . . . . . . . . . . . . . . . . . .             0        48,320              0
Furniture, fixtures and equipment, net of
    accumulated depreciation. . . . . . . . . . . . . . . . . . .         4,449         6,263          5,899
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,175        14,034         13,604
Other assets (including repossessions). . . . . . . . . . . . . .         8,530        16,141          9,622
                                                                       --------    ----------       --------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .      $793,132    $1,166,199       $979,404
                                                                       --------    ----------       --------
                                                                       --------    ----------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Senior debt, commercial paper and notes (Notes 7 and 9) . . . . .      $339,340      $493,619       $416,731
Senior debt, term notes (Notes 7 and 9) . . . . . . . . . . . . .       335,905       488,625        412,514
Subordinated debt (Notes 7 and 9) . . . . . . . . . . . . . . . .        22,500        22,500         22,500
Accounts payable and other liabilities. . . . . . . . . . . . . .        36,231        46,099         44,959
                                                                       --------    ----------       --------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .      $733,976    $1,050,843       $896,704
                                                                       --------    ----------       --------
Contingencies (Note 5)

STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:
          300,000,000 shares authorized
          177,900,671 shares outstanding. . . . . . . . . . . . .      $177,901      $177,901       $177,901
Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . .         8,244         8,244          8,244
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . .       (73,325)      (17,125)       (49,781)
Treasury stock - 5,402,957 shares at cost . . . . . . . . . . . .       (53,664)      (53,664)       (53,664)
                                                                       --------    ----------       --------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .       $59,156      $115,356        $82,700
                                                                       --------    ----------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . .      $793,132    $1,166,199       $979,404
                                                                       --------    ----------       --------
                                                                       --------    ----------       --------

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                            MERCURY FINANCE COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                           OTHER COMPREHENSIVE LOSS
                             PERIODS ENDED JUNE 30


                                                                     Three Months Ended            Six Months Ended
-----------------------------------------------------------        -----------------------      ----------------------
(In thousands except per share amounts)                              1998           1997          1998          1997
                                                                         (Unaudited)                  (Unaudited)
-----------------------------------------------------------        -----------------------      ----------------------
INTEREST INCOME
Finance charges and loan fees . . . . . . . . . . . . . . .         $45,242       $59,736        $95,740     $123,227
Investment income . . . . . . . . . . . . . . . . . . . . .             737         2,769          1,379        6,058
                                                                   ---------      --------      ---------    ---------
Total finance charges, fees and investment income . . . . .          45,979        62,505         97,119      129,285
Interest expense. . . . . . . . . . . . . . . . . . . . . .          16,509        23,549         35,105       44,265
                                                                   ---------      --------      ---------    ---------
Net interest income before provision for finance
  credit losses . . . . . . . . . . . . . . . . . . . . . .          29,470        38,956         62,014       85,020
Provision for finance credit losses . . . . . . . . . . . .          15,265        24,544         28,224       55,006
                                                                   ---------      --------      ---------    ---------
Net interest income after provision for finance
  credit losses . . . . . . . . . . . . . . . . . . . . . .          14,205        14,412         33,790       30,014
                                                                   ---------      --------      ---------    ---------
OTHER INCOME
Fees, commissions and other . . . . . . . . . . . . . . . .           2,013         3,068          4,582        6,571
Insurance premiums. . . . . . . . . . . . . . . . . . . . .             897         9,871          2,255       33,091
                                                                   ---------      --------      ---------    ---------
Total other income. . . . . . . . . . . . . . . . . . . . .           2,910        12,939          6,837       39,662
                                                                   ---------      --------      ---------    ---------
OTHER OPERATING EXPENSES
Salaries and employee benefits. . . . . . . . . . . . . . .          12,347        15,775         25,349       30,419
Occupancy expense . . . . . . . . . . . . . . . . . . . . .           1,145         1,589          2,360        3,144
Equipment expense . . . . . . . . . . . . . . . . . . . . .             813           973          1,721        1,825
Data processing expense . . . . . . . . . . . . . . . . . .             472           549            952        1,092
Insurance claims expense. . . . . . . . . . . . . . . . . .             (26)        3,540            706       20,255
Other operating expenses. . . . . . . . . . . . . . . . . .           5,596        10,258         11,960       18,950

Total other operating expenses. . . . . . . . . . . . . . .          20,347        32,684         43,048       75,685
                                                                   ---------      --------      ---------    ---------
OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . .          (3,232)       (5,333)        (2,421)      (6,009)
                                                                   ---------      --------      ---------    ---------
NON-OPERATING (INCOME)/EXPENSES
Income from Lyndon due to Buyer (Note 4). . . . . . . . . .               0         2,025              0        2,025
Loss on sale of Lyndon (Note 4) . . . . . . . . . . . . . .               0             0              0       29,528
Other Non-operating expenses. . . . . . . . . . . . . . . .          18,834         5,453         23,088       10,582
Other Non-operating income. . . . . . . . . . . . . . . . .               0             0         (1,965)           0
                                                                   ---------      --------      ---------    ---------
Total non-operating expenses. . . . . . . . . . . . . . . .          18,834         7,478         21,123       42,135
                                                                   ---------      --------      ---------    ---------
Loss before income taxes. . . . . . . . . . . . . . . . . .         (22,066)      (12,811)       (23,544)     (48,144)
Credit for income taxes . . . . . . . . . . . . . . . . . .               0        (4,442)             0       (6,607)
                                                                   ---------      --------      ---------    ---------
NET LOSS ATTRIBUTABLE TO COMMON SHARES. . . . . . . . . . .         (22,066)       (8,369)       (23,544)     (41,537)
                                                                   ---------      --------      ---------    ---------
OTHER COMPREHENSIVE GAINS/(LOSSES)
Unrealized appreciation/(depreciation)
  on available for sale securities. . . . . . . . . . . . .               0           617              0         (942)
                                                                   ---------      --------      ---------    ---------
COMPREHENSIVE LOSS. . . . . . . . . . . . . . . . . . . . .        ($22,066)      ($7,752)      ($23,544)    ($42,479)
                                                                   ---------      --------      ---------    ---------
                                                                   ---------      --------      ---------    ---------
Weighted average common shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . .         172,498       172,498        172,498      172,481
                                                                   ---------      --------      ---------    ---------
                                                                   ---------      --------      ---------    ---------
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . .         172,498       172,498        172,498      172,481
                                                                   ---------      --------      ---------    ---------
                                                                   ---------      --------      ---------    ---------
Per share net loss attributable to common shares:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . .          ($0.13)       ($0.05)        ($0.14)      ($0.24)
                                                                   ---------      --------      ---------    ---------
                                                                   ---------      --------      ---------    ---------
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . .          ($0.13)       ($0.05)        ($0.14)      ($0.24)
                                                                   ---------      --------      ---------    ---------
                                                                   ---------      --------      ---------    ---------
Dividends per share declared. . . . . . . . . . . . . . . .           $0.00         $0.00          $0.00       $0.075
                                                                   ---------      --------      ---------    ---------
                                                                   ---------      --------      ---------    ---------

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                            MERCURY FINANCE COMPANY
                            CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                            PERIODS ENDED JUNE 30


                                                           Three Months Ended             Six Months Ended
--------------------------------------------------       ----------------------        ----------------------
(In thousands except per share amounts)                    1998          1997           1998            1997
                                                              (Unaudited)                    (Unaudited)
--------------------------------------------------       ----------------------        ----------------------
COMMON STOCK
Balance at beginning of period . . . . . . . . . .       $177,901      $177,901        $177,901      $177,719
Stock options exercised. . . . . . . . . . . . . .              0             0               0           182
                                                         --------      --------        --------      --------
Balance at June 30 . . . . . . . . . . . . . . . .       $177,901      $177,901        $177,901      $177,901
                                                         --------      --------        --------      --------
                                                         --------      --------        --------      --------
PAID IN CAPITAL
Balance at beginning of period . . . . . . . . . .         $8,244        $8,244          $8,244        $6,539
Stock options exercised. . . . . . . . . . . . . .              0             0               0         1,705
                                                         --------      --------        --------      --------
Balance at June 30 . . . . . . . . . . . . . . . .         $8,244        $8,244          $8,244        $8,244
                                                         --------      --------        --------      --------
                                                         --------      --------        --------      --------
RETAINED EARNINGS/(DEFICIT)
Balance at beginning of period . . . . . . . . . .       ($51,259)      ($8,756)       ($49,781)      $37,349
Net loss . . . . . . . . . . . . . . . . . . . . .        (22,066)       (8,369)        (23,544)      (41,537)
Dividends declared . . . . . . . . . . . . . . . .              0             0               0       (12,937)
                                                         --------      --------        --------      --------
Balance at June 30 . . . . . . . . . . . . . . . .       ($73,325)     ($17,125)       ($73,325)     ($17,125)
                                                         --------      --------        --------      --------
                                                         --------      --------        --------      --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period . . . . . . . . . .             $0         ($617)             $0          $942
Change during the period . . . . . . . . . . . . .              0           617               0          (942)
                                                         --------      --------        --------      --------
Balance at June 30 . . . . . . . . . . . . . . . .             $0            $0              $0            $0
                                                         --------      --------        --------      --------
                                                         --------      --------        --------      --------
TREASURY STOCK
Balance at beginning of period and at June 30. . .       ($53,664)     ($53,664)       ($53,664)     ($53,664)
                                                         --------      --------        --------      --------
                                                         --------      --------        --------      --------
Total stockholders' equity at June 30. . . . . . .        $59,156      $115,356         $59,156      $115,356
                                                         --------      --------        --------      --------
                                                         --------      --------        --------      --------


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           MERCURY FINANCE COMPANY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS PERIODS ENDED JUNE 30


                                                                Three Months Ended             Six Months Ended
-------------------------------------------------------      ------------------------      ------------------------
(In thousands except per share amounts)                         1998           1997          1998            1997
                                                                    (Unaudited)                   (Unaudited)
-------------------------------------------------------      ------------------------      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss  . . . . . . . . . . . . . . . . . . . . . . .      ($22,066)       ($8,369)      ($23,544)      ($41,537)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Provision for finance credit losses. . . . . . . .        15,265         24,544         28,224         55,006
     Decrease in income tax receivable. . . . . . . . .             0              0         27,590              0
     Credit for deferred income taxes . . . . . . . . .             0         (3,452)             0         (9,356)
     Loss on sale of available-for-sale securities. . .             0            (12)             0            (12)
     Loss on sale of Lyndon . . . . . . . . . . . . . .             0              0              0         29,528
     Depreciation and amortization. . . . . . . . . . .           630            738          1,303          1,477
     Net increase in reinsurance receivable . . . . . .             0         (1,392)             0         (6,287)
     Net change in deferred acquisition costs and
       present value of future profits . . . . . . . .              0         (3,833)             0         15,473
     Net change in other assets. . . . . . . . . . . .           (965)        13,367            919         26,019
     Net increase in reinsurance payable . . . . . . .              0              0              0         12,582
     Net decrease in unearned premium and
       claim reserves. . . . . . . . . . . . . . . . .              0           (265)             0        (12,388)
     Net decrease in other liabilities . . . . . . . .         (1,995)       (20,948)        (7,847)       (44,388)
     Net decrease in nonrefundable dealer reserves . .              0         (9,312)             0        (18,013)
                                                             --------       --------       --------       --------
       Net cash provided by operating activities . . .         (9,131)        (8,934)        26,645          8,104
                                                             --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on finance receivables . . . . .        160,146        177,206        319,458        374,258
  Finance receivables originated or acquired . . . . .       (114,152)      (159,390)      (198,708)      (338,776)
  Proceeds from the sale of Lyndon . . . . . . . . . .              0         88,884              0         88,884
  Proceeds from investment securities. . . . . . . . .              0         16,181              0          6,553
  Net (purchases)/sales of property and equipment. . .           (173)           256           (305)           (45)
                                                             --------       --------       --------       --------
       Net cash provided by investing activities . . .         45,821        123,137        120,445        130,874
                                                             --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of senior debt, commercial
     paper and notes . . . . . . . . . . . . . . . . .        (55,000)       (10,000)      (154,000)       (31,432)
  Stock options exercised. . . . . . . . . . . . . . .              0              0              0          1,490
                                                             --------       --------       --------       --------
       Net cash used in financing activities . . . . .        (55,000)       (10,000)      (154,000)       (29,942)
       Net increase in cash and cash equivalents . . .        (18,310)       104,203         (6,910)       109,036

  Cash and equivalents at beginning of quarter . . . .         65,296         25,790         53,896         20,957
                                                             --------       --------       --------       --------
  Cash and equivalents at end of quarter . . . . . . .        $46,986       $129,993        $46,986       $129,993
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------
SUPPLEMENTAL DISCLOSURES
  Income taxes paid to federal and state government. .             $9            $35             $9            $35
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------
  Interest paid to creditors . . . . . . . . . . . . .        $15,678        $22,786        $36,874        $40,249
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

      The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                            MERCURY FINANCE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


1.   BASIS OF PRESENTATION.

The accompanying (a) condensed balance sheet as of December 31, 1997, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Mercury Finance Company ("Mercury" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed financial statements of the Company, in the opinion of management, reflect all necessary adjustments for a fair presentation of results as of the dates and for the periods covered by the financial statements. See Note 9 for information regarding the Company's voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois (the "Court") for relief under chapter 11 of Title 11 of the United States Code and Plan of Reorganization ("Plan of Reorganization" or the "Plan") which were filed with the Court by the Company on July 15, 1998. If the Company effectuates a restructuring, as is contemplated, the Company will adopt fresh-start accounting.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounts which are subject to such estimation techniques include the allowance for finance credit losses. Actual results could differ for these estimates.

2.   COMMON STOCK AND PER SHARE AMOUNTS.

In February, 1997, following the announcement of the discovery of accounting irregularities which caused the overstatement of the previously released earnings for 1995 and interim earnings for 1996, the market value of the Company's common stock was significantly reduced. Since the announcement, the market value of the common stock has not exceeded the exercise price of the stock options granted or regranted under the revised stock option program. As a result, the calculation of the common share equivalents becomes meaningless for the quarter and six months ended June 30, 1998 and 1997.

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

5.   CONTINGENCIES AND LEGAL MATTERS.

On July 6, 1998, several of the litigants in the pending securities lawsuits filed a petition in the United States Bankruptcy Court (the "Court") for the Northern District of Illinois asking the Court to place the Company into a chapter 11 proceeding (the "Involuntary Case"). On July 15, 1998 the Company filed a voluntary petition ("Voluntary Case") with the Court for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in connection with its Plan of Reorganization. The Involuntary Case was consolidated with the Voluntary Case and is proceeding under Case No. 98-20763. See Note 9 "Restructuring and Chapter 11 Proceedings" for more information.

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

Forty-one of the lawsuits pending in the Northern District of Illinois are class actions which allege claims under Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. Two cases pending in the Northern District of Illinois allege non-class securities fraud and common law claims. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1998, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of negligence, fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. One of the derivative actions was amended to include allegations of RICO violations. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The Company is unable to predict the potential financial impact of the litigation. Pursuant to Section 362(a) of the Bankruptcy Code, all of the pending lawsuits against the Company are currently stayed.

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

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including thirteen cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits.

6.   INCOME TAXES.

The Company recorded a full valuation allowance related to the tax benefit for the losses recorded during the first and second quarters of 1998 as the Company is unable to carryback the losses to prior periods of taxable income.

In the third quarter of 1997, Mercury elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the years ended December 31, 1996 and December 31, 1997. Accordingly, in the third quarter of 1997 for financial reporting purposes, a portion of the previously recorded deferred taxes were reclassified as currently refundable. During 1998, the Company received $27.4 million in tax refunds, net of payments, but is unable to provide an estimate as to the expected date of receipt of the remaining tax receivable at June 30, 1998 of $52.5 million.

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


                                                     JUNE 30, 1998             JUNE 30, 1997                DEC. 31, 1997
                                                     -------------             -------------                -------------

                                                   BALANCE      RATE         BALANCE       RATE         BALANCE          RATE
                                                   --------     -----      ----------      -----        --------         -----
Senior Debt:
  Commercial paper and short-term loans . .        $339,340      5.6%        $493,619       5.6%        $416,731          5.7%
  Term notes. . . . . . . . . . . . . . . .         335,905      7.0%         488,625       7.0%         412,514          7.0%
Subordinated debt . . . . . . . . . . . . .          22,500     10.3%          22,500      10.3%          22,500         10.3%
                                                   --------     -----      ----------      -----        --------         -----
  Total . . . . . . . . . . . . . . . . . .        $697,745      6.4%      $1,004,744       6.4%        $851,745          6.5%
                                                   --------     -----      ----------      -----        --------         -----
                                                   --------     -----      ----------      -----        --------         -----

The Company had a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. Under the terms of the Forbearance Agreements, the Company made interest payments on senior debt at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreements required the periodic payment of excess cash to be applied as reduction of outstanding principal. Through May 5, 1998, approximately $307 million of principal was paid to creditors under the Forbearance Agreements, of which $154 million was paid during 1998. Subsequent to May 5, 1998, no payments of principal have been made to creditors. On July 15, 1998 the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under chapter 11 of Title 11 of the United States Code along with its Plan of Reorganization. See Note 9 - "Restructuring and Chapter 11 Proceedings" and the Company's Current Report on Form 8-K filed on May 15, 1998 for more information.

8.   RECENT ACCOUNTING PRONOUNCEMENTS.

In June, 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for reporting and displaying derivatives and hedging. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company has no hedging activities or financial instruments considered derivatives as defined by this statement, the application of this standard will not have a significant impact on the financial position, results of operations or financial statement disclosures of the Company.

9.   RESTRUCTURING AND CHAPTER 11 PROCEEDINGS.

The Company incurred losses for the years ended December 31, 1997 and 1996 and continues to incur losses in 1998. As a result, the Company has experienced a significant reduction in capital. In addition, the Company is currently a defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim periods in 1996.

On May 14, 1998, the Company entered into an agreement with certain senior lenders which included the principal terms of a financial restructuring of the Company. The agreement contemplates that the restructuring will be accomplished pursuant to the Plan of Reorganization which was filed in the United States Bankruptcy Court for the Northern District of Illinois on July 15, 1998. The Company conducts its operations through its subsidiaries. None of the Company's subsidiaries were included in the Voluntary Case (as hereinafter defined). As a result, all trade debt and dealer contracts are unimpaired and are being paid and honored in the ordinary course without interruption. Under the Plan, the Company's senior lenders will receive new senior secured notes equal to 75 percent of the face value of their then current outstanding balance and all of the initial equity of the reorganized company. The holders of subordinated notes will receive $22.5 million in new junior unsecured subordinated notes.

The shareholders and the securities class action claimants, as a combined group, will receive three series of warrants, each exercisable for five percent of the common stock of the restructured company, with expiration dates of three, four and five years, respectively, from approval of the Plan. The exercise prices will be set at increasing levels. The first series will contain an exercise price reflective of a market price for the common stock which results in the senior lender(s) having received total value from both common stock and senior secured notes equal to 100% of their claims on the effective date of the Plan. The second and third series will contain exercise prices reflective of a market price for the common stock which translates into a 10% and a 20% premium, respectively, of the total amount of such claims. Consequently, it is anticipated that the exercise prices will be significantly in excess of the initial market price of the common stock of the restructured company. Stockholders as of May 14, 1998 will also have the right to purchase from the Company their pro rata amount of the debt comparable to the senior lenders' debt at a price, in cash, equal to 98.5% of the senior lenders' claims, subject to specific provisions detailed in the Plan. For a complete description of the proposed restructuring arrangement, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1998.

In connection with the execution of an extension to the previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $14.5 million, was expensed in the second quarter and is included in non-operating expenses.

On July 6, 1998, several of the litigants in the pending securities lawsuits filed a petition in the United States Bankruptcy Court for the Northern District of Illinois asking the Court to place the Company into a chapter 11 proceeding (the "Involuntary Case"). See the Company's Current Report on Form 8-K filed on July 10, 1998 for more information.

On July 15, 1998, the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") along with its Plan of Reorganization (the "Voluntary Case").

See the Company's Current Report or Form 8-K filed on July 23, 1998 for more information. The filing of the Voluntary Case and the Plan of Reorganization conform to the terms previously agreed upon between Mercury and substantially all of its lenders on May 14, 1998. The Involuntary Case was consolidated with the Voluntary Case and is proceeding under Case No. 98-20763. Mercury continues to operate its business as a debtor-in-possession under the Bankruptcy Code.

The Company's day-to-day operations are not affected by the filing and Mercury has continued to conduct business as usual and has paid all trade debt and dealer contracts in the ordinary course, without interruption.

There can be no assurance that the Company will be successful in its attempt to complete the financial restructuring of the Company and return to profitable operations, nor, if a restructuring is accomplished, what the eventual terms of the restructuring will be. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mercury Finance Company:

We have reviewed the accompanying condensed consolidated balance sheets of Mercury Finance Company and subsidiaries as of June 30, 1998 and June 30, 1997, and the related condensed consolidated statements of income and other comprehensive loss, changes in stockholder's equity and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses in 1997 and 1996 and is continuing to incur losses in 1998. In addition, all of the Company's debt is subject to acceleration or has matured by its terms as a result of the Company's defaults of its various lending agreements. Also, the Company is currently the defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim earnings in 1996. Furthermore, as described in Note 9, on July 15, 1998, the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under Chapter 11 of Title 11 of the United States Code along with its Plan of Reorganization. In the event the Plan of Reorganization is confirmed, the Company will adopt fresh-start accounting and continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chicago, Illinois                            ARTHUR ANDERSEN LLP
August 13, 1998

                           MERCURY FINANCE COMPANY
                           CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS PERIODS ENDED JUNE 30


                                                                      Three Months Ended               Six Months Ended
------------------------------------------------------------        -----------------------        -----------------------
(Dollars in thousands)                                               1998           1997             1998           1997
                                                                          (Unaudited)                     (Unaudited)
------------------------------------------------------------        -----------------------        -----------------------
ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $56,141        $77,892         $55,393        $58,913
Investments. . . . . . . . . . . . . . . . . . . . . . . . .               0        110,711               0        144,793
Finance receivables. . . . . . . . . . . . . . . . . . . . .         822,858      1,110,949         872,364      1,127,440
   Less allowance for finance credit losses. . . . . . . . .         (83,503)      (117,594)        (89,737)      (110,983)
   Less nonrefundable dealer reserves. . . . . . . . . . . .         (41,258)       (76,021)        (45,082)       (80,473)
                                                                    --------     ----------        --------     ----------
   Finance receivables, net. . . . . . . . . . . . . . . . .         698,097        917,334         737,545        935,984

Income taxes receivable. . . . . . . . . . . . . . . . . . .          52,438         50,855          61,605         51,825
Reinsurance receivable . . . . . . . . . . . . . . . . . . .               0         49,177               0         63,936
Deferred acquisition costs and present value of profits                    0         21,752               0         35,437
Deferred income taxes. . . . . . . . . . . . . . . . . . . .               0         43,790               0         40,312
Furniture, fixtures and equipment, net of accumulated
  depreciation . . . . . . . . . . . . . . . . . . . . . . .           4,679          6,653           5,085          6,857
Other assets (including repossessions & goodwill). . . . . .          21,416         52,752          22,019         63,674
                                                                    --------     ----------        --------     ----------
   TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .        $832,771     $1,330,916        $881,647     $1,401,731
                                                                    --------     ----------        --------     ----------
                                                                    --------     ----------        --------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
Senior debt, commercial paper. . . . . . . . . . . . . . . .        $353,160       $498,619        $374,350       $507,430
Senior debt, term notes. . . . . . . . . . . . . . . . . . .         349,585        488,625         370,561        488,625
Subordinated debt. . . . . . . . . . . . . . . . . . . . . .          22,500         22,500          22,500         22,500
Accounts payable and other liabilities . . . . . . . . . . .          37,337         58,439          39,877         66,053
Unearned premium and claim reserve . . . . . . . . . . . . .               0        113,725               0        155,674
Reinsurance payable. . . . . . . . . . . . . . . . . . . . .               0         15,013               0         15,823
Reserve for loss on sale of Lyndon . . . . . . . . . . . . .               0         14,764               0          9,843
                                                                    --------     ----------        --------     ----------
   TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .        $762,582     $1,211,685        $807,288     $1,265,948
                                                                    --------     ----------        --------     ----------
STOCKHOLDERS' EQUITY
Common stock . . . . . . . . . . . . . . . . . . . . . . . .        $177,901       $177,901        $177,901       $177,840
Paid in capital. . . . . . . . . . . . . . . . . . . . . . .           8,244          8,244           8,244          7,676
Retained earnings (deficit). . . . . . . . . . . . . . . . .         (62,292)       (12,941)        (58,122)         3,823
Accumulated other comprehensive income/(loss). . . . . . . .               0           (309)              0            108
Treasury stock . . . . . . . . . . . . . . . . . . . . . . .         (53,664)       (53,664)        (53,664)       (53,664)
                                                                    --------     ----------        --------     ----------
   TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . .         $70,189       $119,231         $74,359       $135,783
                                                                    --------     ----------        --------     ----------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .        $832,771     $1,330,916        $881,647     $1,401,731
                                                                    --------     ----------        --------     ----------
                                                                    --------     ----------        --------     ----------
NUMBER OF DAYS . . . . . . . . . . . . . . . . . . . . . . .              91             91             181            181
MONTHS COMPLETED . . . . . . . . . . . . . . . . . . . . . .               3              3               6              6

RATIOS (Annualized)
Return on average equity . . . . . . . . . . . . . . . . . .         (126.10)%       (28.15)%        (63.85)%       (61.69)%
Return on average assets . . . . . . . . . . . . . . . . . .          (10.63)%        (2.52)%         (5.39)%        (5.98)%
Yield on earning assets. . . . . . . . . . . . . . . . . . .           22.41%         20.52%          22.45%         20.49%
Rate on interest bearing liabilities . . . . . . . . . . . .            9.13%          9.35%           9.22%          8.76%
Net interest margin. . . . . . . . . . . . . . . . . . . . .           14.37%         12.79%          14.34%         13.48%


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"SAFE HARBOR" STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995:
This Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, contains certain forward-looking statements pertaining to the outcome of the Company's voluntary petition for relief under chapter 11 of Title 11 of the United States Code, the Company's Plan of Reorganization, the expected operating results, loss provisions and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the outcome of the Company's Voluntary Case, approval by the Bankruptcy Court of the Company's Plan of Reorganization and other documents related thereto, objections of third parties, as well as the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

As a result of the net losses incurred in 1996, 1997 and 1998, accounting irregularities, and related matters, Mercury violated certain debt covenants thereby permitting the holders of its debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. Accordingly, the Company has been accruing interest expense at default rates of interest since February 10, 1997.

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

The following is management's discussion and analysis of the consolidated financial condition of the Company at June 30, 1998 (unaudited) when compared with June 30, 1997 (unaudited) and December 31, 1997 and the results of operations for the three and six month periods ended

June 30, 1998 and 1997 (unaudited). This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

RECENT DEVELOPMENTS

The Company incurred losses for the years ended December 31, 1997 and 1996 and continues to incur losses in 1998. As a result, the Company has experienced a significant reduction in capital. In addition, the Company is currently a defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim periods in 1996.

On May 14, 1998, the Company entered into an agreement with certain senior lenders which included the principal terms of a financial restructuring of the Company. The agreement contemplates that the restructuring will be accomplished pursuant to the Plan of Reorganization (the "Plan") which was filed in the United States Bankruptcy Court for the Northern District of Illinois on July 15, 1998. The Company conducts its operations through its subsidiaries. None of the Company's subsidiaries were included in the Voluntary Case (as hereinafter defined). As a result, all trade debt and dealer contracts are unimpaired and are being paid and honored in the ordinary course without interruption. Under the Plan, the Company's senior lenders will receive new senior secured notes equal to 75 percent of the face value of their then current outstanding balance and all of the initial equity of the reorganized company. The holders of subordinated notes will receive $22.5 million in new junior unsecured subordinated notes.

The shareholders and the securities class action claimants, as a combined group, will receive three series of warrants, each exercisable for five percent of the common stock of the restructured company, with expiration dates of three, four and five years, respectively, from approval of the plan. The exercise prices will be set at increasing levels. The first series will contain an exercise price reflective of a market price for the common stock which results in the senior lender(s) having received total value from both common stock and senior secured notes equal to 100% of their claims on the effective date of the plan. The second and third series will contain exercise prices reflective of a market price for the common stock which translates into a 10% and a 20% premium, respectively, of the total amount of such claims. Consequently, it is anticipated that the exercise prices will be significantly in excess of the initial market price of the common stock of the restructured company. Stockholders as of May 14, 1998 will also have the right to purchase from the Company their pro rata amount of debt comparable to the senior lenders' debt at a price, in cash, equal to 98.5% of the senior lenders' claims, subject to specific provisions detailed in the Plan. For a complete description of the proposed restructuring arrangement, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1998.

In connection with the execution of an extension of the previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $14.5 million, was expensed in the second quarter and is included in non-operating expenses.

On July 6, 1998, several of the litigants in the pending securities lawsuits filed a petition in the United States Bankruptcy Court for the Northern District of Illinois asking the Court to place the Company into a chapter 11 proceeding (the "Involuntary Case"). See the Company's Current Report on Form 8-K filed on July 10, 1998 for more information.

On July 15, 1998 the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") along with its Plan of Reorganization (the "Voluntary Case"). See the Company's Current Report or Form 8-K filed on July 23, 1998 for more information. The filing of the Voluntary Case and the Plan of Reorganization conform to the terms previously agreed upon between Mercury and substantially all of its lenders on May 14, 1998. The Involuntary Case was consolidated with the Voluntary Case and is proceeding under Case No. 98-20763. Mercury continues to operate its business as a debtor-in-possession under the Bankruptcy Code.

The Company's day-to-day operations are not affected by the filing and Mercury has continued to conduct business as usual and has paid all trade debt and dealer contracts in the ordinary course, without interruption.

There can be no assurance that the Company will be successful in its attempt to complete the financial restructuring of the Company and return to profitable operations, nor, if a restructuring is accomplished, what the eventual terms of the restructuring will be. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

FINANCIAL CONDITION

ASSETS AND FINANCE RECEIVABLES

Total assets of the Company decreased 32% to $793.1 million at June 30, 1998 from $1,166.2 million at June 30, 1997. Finance receivables decreased 28% to $785.1 million at June 30, 1998 from $1,095.8 million at June 30, 1997. During the period from December 31, 1997 through June 30, 1998, total assets and finance receivables both decreased 19%. Total assets decreased primarily due to the receipt of income tax refunds, the reduction in finance receivables and the use of excess cash to pay down debt.

The Company's offices in Texas, Florida and Illinois accounted for approximately 16%, 14% and 11%, respectively, of all sales and direct finance receivables at June 30, 1998. The total number of offices was 185 at June 30, 1998 versus 263 at June 30, 1997 and 218 at December 31, 1997. In
December, 1997, Mercury announced the implementation of a business plan that included the closing of an additional 70 branches. The number of additional branch closings was subsequently increased to 83. Upon completion of the program, Mercury is expected to have 179 branches. Branches are being closed because they are either unprofitable or considered redundant in view of the location of nearby branches. The additional closings are estimated to result in a decrease in the loan portfolio of approximately $117 million from the June 30, 1998 level over the following nine to twelve months. The closings will not be treated as discontinued operations, however, a provision of $3.4 million was recorded in the fourth quarter of 1997 to cover the costs of the closings of which $1.4 million is expected to be incurred subsequent to June 30, 1998. See "Restructuring Expenses."

In the first quarter of 1998, the Company initiated 16 regional centralized purchasing offices that review and approve the origination of loans and acquisitions of sales finance contracts for the majority of the Company's volume. Through this process, management believes that underwriting criteria will be applied more consistently while still allowing for flexibility to be responsive to local market conditions. In addition, the realignment will release branch personnel from making credit decisions and will allow for greater emphasis to be placed on cash collections and expanding dealer relationships.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):



                                                JUNE 30,      JUNE 30,     DECEMBER 31,
                                                  1998          1997           1997
DIRECT FINANCE RECEIVABLES
  Interest bearing. . . . . . . . . . .        $ 17,280     $   22,224     $   20,504
  Precompute. . . . . . . . . . . . . .         108,089        128,553        129,120
                                               --------     ----------     ----------
Total direct finance receivables. . . .         125,369        150,777        149,624

SALES FINANCE RECEIVABLES
  Total sales finance receivables . . .         762,981      1,075,474        954,319
Total gross finance receivables . . . .         888,350      1,226,251      1,103,943

Less:  Unearned Finance Charges . . . .        (159,752)      (209,311)      (200,820)
  Unearned commissions and insurance
  premiums. . . . . . . . . . . . . . .          (2,791)        (4,391)        (3,242)
                                               --------     ----------     ----------
Sales and Direct Finance Receivables. .         725,807      1,012,549        899,881
                                               --------     ----------     ----------
CREDIT CARD
  Total credit card . . . . . . . . . .          59,324         83,230         71,496
                                               --------     ----------     ----------
Total finance receivables . . . . . . .        $785,131     $1,095,779     $  971,377
                                               --------     ----------     ----------
                                               --------     ----------     ----------

The following sets forth a summary of gross originations and acquisitions (including precomputed interest and prior to deduction for nonrefundable dealer reserves), excluding activity of the credit card portfolio, for the three and six months ended June 30 (dollars in thousands):


                                   Three Months Ended             Six Month Ended
                                   ------------------             ---------------
                                  1998           1997           1998           1997
                                --------       --------       --------       --------
Direct finance receivables       $35,460        $45,113        $59,932        $85,530

Sales finance receivables         98,539        189,901        182,100        391,469
                                --------       --------       --------       --------
                                $133,999       $235,014       $242,032       $476,999
                                --------       --------       --------       --------
                                --------       --------       --------       --------

The decrease in new volume is a result of the previously discussed branch closings as well as the implementation of stricter underwriting criteria.

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

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the periods ended June 30 (dollars in thousands):


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 1998         1997            1998           1997
                                                                 ----         ----            ----           ----
Balance at beginning of period . . . . . . . . . . . .         $88,191      $111,584        $102,204        $97,762
Provision charged to expense . . . . . . . . . . . . .          15,265        24,544          28,224         55,006
Finance receivables charged-off, net of recoveries . .         (24,641)      (12,524)        (51,613)       (29,164)
                                                               --------     ----------      ---------      ---------
Balance at June 30 . . . . . . . . . . . . . . . . . .         $78,815      $123,604         $78,815       $123,604
                                                               --------     ----------      ---------      ---------
                                                               --------     ----------      ---------      ---------
Allowance as a percent of sales and direct finance
  receivables outstanding at end of period . . . . . .                                         10.86%         12.21%
                                                                                             --------      ---------
                                                                                             --------      ---------


The reduction in the amount of provision for credit losses recorded for the six months ended June 30, 1998 in relation to the same period in 1997 is primarily due to the decrease in the size of the loan portfolio and an improvement in the relative delinquency of the remaining portfolio. Management believes that the change in the relative delinquency of the portfolio experienced in the first half of 1998 is an indication of an overall improvement in the credit quality of the portfolio due to the implementation of stricter underwriting standards and a focus on generating volume in the more profitable regions. Mercury's loss reserving methodology is sensitive to changes in delinquencies. As such, an improvement in relative delinquencies will generally have a direct impact on the estimated reserve required as the amount of loans requiring higher reserve percentages has decreased. Accordingly, the reduction of the provision for finance credit losses recognized in the first half of 1998 due to the improvement in the relative delinquency is considered to be a non-recurring event unless significant delinquency changes are experienced in future periods. The results of this six-month period is not necessarily indicative of future results.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the periods ended June 30 (dollars in thousands):


                                                       Three Months Ended             Six Months Ended
                                                     -----------------------      ------------------------
                                                        1998           1997          1998            1997
                                                     --------       --------      --------        --------
Balance at beginning of period. . . . . . . .        $43,667        $80,677       $52,731         $89,378
Discounts acquired on new volume. . . . . . .          6,043         12,845        11,373          26,789
Losses absorbed, net of recoveries. . . . . .        (10,862)       (22,157)      (25,256)        (44,802)
                                                     --------       --------      --------        --------
Balance at June 30. . . . . . . . . . . . . .        $38,848        $71,365       $38,848         $71,365
                                                     --------       --------      --------        --------
                                                     --------       --------      --------        --------
Reserves as a percentage of sales
  finance receivables . . . . . . . . . . . .                                        5.09%           6.64%
                                                                                  --------        --------
                                                                                  --------        --------
Discounts acquired as a percentage of sales
  finance receivables originated. . . . . . .           6.13%          6.76%         6.25%           6.84%
                                                     --------       --------      --------        --------
                                                     --------       --------      --------        --------

The reduction in discounts acquired in 1998 is due primarily to lower new loan volume.

DEBT

The primary source for funding the Company's finance receivables was provided by the issuance of debt. At June 30, 1998 the Company had total debt of $697.7 million which compares with $1,004.7 million at June 30, 1997 and $851.7 million of December 31, 1997.

In addition to the Company's outstanding debt, the Company had available through January 7, 1998, a $50 million revolving credit facility that was secured by all of Mercury's finance receivables. The Company allowed the facility to expire on its own terms.

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

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):


                                                  JUNE 30, 1998           JUNE 30, 1997          DEC. 31, 1997
                                                  -------------           -------------          -------------
                                               Balance       Rate      Balance       Rate      Balance      Rate
                                               --------      -----    ----------     -----     --------     -----
Senior Debt:
   Commercial paper and short-term loans.      $339,340       5.6%      $493,619      5.6%     $416,731      5.7%
   Term notes . . . . . . . . . . . . . .       335,905       7.0%       488,625      7.0%      412,514      7.0%
Subordinated debt . . . . . . . . . . . .        22,500      10.3%        22,500     10.3%       22,500     10.3%
                                               --------      -----    ----------     -----     --------     -----
    Total . . . . . . . . . . . . . . . .      $697,745       6.4%    $1,004,744      6.4%     $851,745      6.5%
                                               --------      -----    ----------     -----     --------     -----
                                               --------      -----    ----------     -----     --------     -----


The Company had a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. Under the terms of the Forbearance Agreements, the Company made interest payments on senior debt at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreements required the periodic payment of excess cash to be applied as reduction of outstanding principal. Through May 5, 1998, approximately $307 million of principal was paid to creditors under the Forbearance Agreements, of which $154 million was paid during 1998. Subsequent to May 5, 1998, no payments of principal have been made to creditors. On July 15, 1998 the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under chapter 11 of Title 11 of the United States Code along with its Plan of Reorganization. See Note 9 - "Restructuring and Chapter 11 Proceedings" and the Company's Current Report on Form 8-K filed on May 15, 1998 for more information.

STOCKHOLDERS' EQUITY

Total stockholders' equity at June 30, 1998 was $59.2 million which compares with $115.4 million at June 30, 1997 and $82.7 million at December 31, 1997.

On January 14, 1997, the Company declared dividends of $12.9 million. Payment of such dividends was subsequently suspended on February 6, 1997. Based on existing defaults and events of default under the Company's Senior and Subordinated Note Agreements and the filing of the Voluntary Case, no dividends may be paid on the capital stock of the Company.

At June 30, 1998 stockholders' equity stated as a percent of total assets was 7.5% which compares with 9.9% at June 30, 1997 and 8.4% at December 31, 1997.

RESULTS OF OPERATIONS

NET LOSS

For the three months ended June 30, 1998 the Company incurred a net loss of $22.1 million compared to a net loss of $8.4 million for the three months ended June 30, 1997. The increase in net losses is primarily attributable to the increase in non-operating expenses which relate to costs incurred in connection with the restructuring of the Company. For the six months ended June 30, 1998 the Company incurred a net loss of $23.5 million compared to $41.5 million for the six months ended June 30, 1997. The decrease in net loss for the six month period is primarily attributable to the inclusion in 1997 of a charge for the loss on the sale of Lyndon of $29.5 million.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1998 the amount of the Company's net interest income decreased 24.4% and 27.1%, respectively, when compared to the 1997 period. The net interest margin improved due to the sale of Lyndon in the second quarter of 1997 which had substantial amounts of investments earning relatively low yields.

The following tables summarize the amount of the net interest margin for the periods ended June 30 (dollars in thousands):


THREE MONTHS ENDED                                                1998                                        1997
------------------                                                ----                                        ----
                                                                             Annualized                               Annualized
                                               Average         Interest        Rate       Average          Interest      Rate
                                                 Out-          Income/        Earned        Out-           Income/     Earned
                                               standing        expense        and paid    standing         expense     and paid
                                               --------        -------        --------    --------         -------     --------
Interest bearing assets. . . . . . . . .       $822,858        $45,979         22.41%     $1,221,660       $62,505      20.52%
Interest bearing liabilities . . . . . .        725,245         16,509          9.13%      1,009,744        23,549       9.35%
                                               --------        -------         ------     ----------       -------     -------
Net interest income. . . . . . . . . . .        $97,613        $29,470         13.28%      $ 211,916       $38,956      11.17%
                                               --------        -------         ------     ----------       -------     -------
                                               --------        -------         ------     ----------       -------     -------
Net interest margin as a
percentage of average interest
earning assets (Annualized). . . . . . .                                       14.37%                                   12.79%
                                                                               ------                                   ------
                                                                               ------                                   ------



                                     -24


SIX MONTHS ENDED                                                1998                                         1997
----------------                                                ----                                         ----
                                                                            Annualized                                   Annualized
                                               Average        Interest         Rate        Average        Interest      Rate
                                                 Out-         Income/         Earned         Out-         Income/      Earned
                                               Standing       Expense         and Paid     Standing       Expense     and Paid
                                               --------       -------         --------     --------       -------     --------
Interest bearing assets. . . . . . . . .       $872,364       $ 97,119         22.45%     $1,272,233      $129,285      20.49%
Interest bearing liabilities . . . . . .        767,411         35,105          9.22%      1,018,555        44,265       8.76%
                                               --------       --------         ------     ----------      --------      ------

Net interest income. . . . . . . . . . .       $104,953        $62,014         13.23%       $253,678       $85,020      11.73%
                                               --------       --------         ------     ----------      --------      ------
                                               --------       --------         ------     ----------      --------      ------
Net interest margin as a
percentage of average interest
earning assets (Annualized). . . . . . .                                       14.34%                                   13.48%
                                                                               ------                                   ------
                                                                               ------                                   ------

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

For the three and six months ended June 30, 1998, the Company experienced substantial decreases in its insurance premiums compared to the comparable year earlier period due to the sale of Lyndon in the second quarter of 1997. The following table summarizes the amounts earned from these products for the periods ended June 30 (dollars in thousands):


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            1998           1997           1998           1997
                                                           ------        -------         ------        -------
Fees, commissions and other. . . . . . . . . . . .         $2,013        $ 3,068         $4,582        $ 6,571
Insurance premiums . . . . . . . . . . . . . . . .            897          9,871          2,255         33,091
                                                           ------        -------         ------        -------
Total. . . . . . . . . . . . . . . . . . . . . . .         $2,910        $12,939         $6,837        $39,662
                                                           ------        -------         ------        -------
                                                           ------        -------         ------        -------
Other income as a % of average interest
earning assets . . . . . . . . . . . . . . . . . .          1.42%          4.25%          1.58%          6.29%
                                                           ------        -------         ------        -------
                                                           ------        -------         ------        -------

OTHER EXPENSES (EXCLUDING RESTRUCTURING CHARGES)

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

For the three and six months ended June 30, 1998, other expenses decreased 37.7% and 43.1%, respectively, compared to the 1997 periods, primarily related to the sale of Lyndon in the second quarter of 1997. The following table summarizes the components of other expenses for the periods ended June 30 (dollars in thousands):


                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 1998          1997           1998           1997
                                                                 ----          ----           ----           ----
Salaries and employee's benefits . . . . . . . . .             $12,347        $15,775        $25,349        $30,419
Insurance claims expense . . . . . . . . . . . . .                 (26)         3,540            706         20,255
Other operating expenses . . . . . . . . . . . . .               8,026         13,369         16,990         25,011
                                                               -------        -------        -------        -------
Total. . . . . . . . . . . . . . . . . . . . . . .             $20,347        $32,684        $43,045        $75,685
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------
Other expenses as a % of average interest
  earning assets (Annualized). . . . . . . . . . .                9.92%         10.73%          9.95%         12.00%
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------


RESTRUCTURING CHARGES

During 1997, the Company closed a number of branches and implemented a plan to close additional branches for a total closure of approximately 110 branches and to reduce approximately 260 branch personnel. The amount charged during the year ended December 31, 1997 was $3.725 million ($0.02 per common share) of which $2.315 million has been utilized to date. These charges and their utilization to June 30, 1998 are summarized in the following table (dollars in thousands):

                                                                          Amounts to be
                                            Amounts   Amounts   Amounts      Utilized
                                            Charged  Utilized  Utilized   Subsequent to
                                            in 1997   in 1997   in 1998    June 30, 1998
 Asset and leasehold write-offs            $  1,200   $    200   $    964     $     36
 Lease buyouts and other expenses             1,025        101        498          426
 Employee severance and retention             1,500          0        552          948
                                           --------   --------   --------     --------
                                           $  3,725   $    301   $  2,014     $  1,410
                                           --------   --------   --------     --------
                                           --------   --------   --------     --------

The Company believes that the amounts provided in 1997 remain adequate to complete the reductions as planned. Further, the Company does not believe that reclassification of any amounts are required as of June 30, 1998.

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

OTHER NON-OPERATING INCOME AND EXPENSES

Other non-operating expenses of $18.8 million for the second quarter of 1998 are substantially higher than the $5.5 million for the three months ended June 30, 1997 because of the payment of a $14.5 million forbearance fee to those creditors who participated in the May, 1998 forbearance agreement. The remainder of the other non-operating expenses include the costs of the investigation of the accounting irregularities, professional fees related to the negotiations with creditors, legal defense of the Company with respect to the class action and derivative lawsuits, a portion of the fees for the crisis management team and non-recurring costs relating to financial and tax matters.

INCOME TAXES

The Company had previously recorded a benefit for income taxes due to reporting a pre-tax loss that was able to be carried back to previous periods of taxable income to generate tax refunds. The Company recorded a full valuation allowance related to the tax benefit for the losses recorded during 1998 as the Company is unable to carryback the losses to prior periods of taxable income.

In the third quarter of 1997, Mercury elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the years ended December 31, 1996 and December 31, 1997. Accordingly, in the third quarter of 1997 for financial reporting purposes, a portion of the previously recorded deferred taxes were reclassified as currently refundable. During the first quarter of 1998, the Company received $27.4 million in tax refunds, but is unable to provide an estimate as to the expected date of receipt of the remaining tax receivable at June 30, 1998 of $52.5 million.

CREDIT LOSSES AND DELINQUENCIES

CREDIT LOSSES

Direct finance receivables on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance receivable accounts which are contractually delinquent 150 days are charged off monthly before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize an extension if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves for the periods ended June 30 (dollars in thousands):


                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  1998         1997           1998             1997
                                                                  ----         ----           ----             ----
Loss provision charged to income. . . . . . . . . . . . .       $15,265      $24,544         $28,224          $ 55,006
Net charge-offs against allowance . . . . . . . . . . . .        24,641       12,524          51,613            29,164
Net charge offs against nonrefundable dealer reserves . .        10,862       22,157          25,256            44,802
Allowance for finance credit losses at end of period. . .                                     78,815           123,604
Dealer reserves at end of period. . . . . . . . . . . . .                                     38,848            71,365

Ratios:

Net charge offs annualized against allowance
  to average total finance receivables. . . . . . . . .           12.01%        4.52%          11.93%            5.22%
Net charge offs annualized against nonrefundable dealer
  reserves to average total finance receivables . . . .            5.29%        8.00%           5.84%            8.01%
Allowance for finance credit losses to total gross finance
  receivables at end of period. . . . . . . . . . . . .                                         8.87%           10.08%
Dealer reserves to gross sales finance receivables
  at end of period. . . . . . . . . . . . . . . . . . .                                         5.09%            6.64%


DELINQUENCIES AND REPOSSESSIONS

If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):



                                        JUNE 30, 1998          JUNE 30, 1997       DECEMBER 31, 1997
                                        -------------          -------------       -----------------
Delinquent gross receivables               $29,170                 $53,186              $41,970
Bankrupt accounts                           31,081                  42,305               37,037
Repossessed assets                           3,711                   5,700                5,167
                                           -------                --------              -------
Total                                      $63,962                $101,191              $84,174
                                           -------                --------              -------
                                           -------                --------              -------

Delinquent gross receivables and
  bankrupt accounts to gross
  finance receivables                         6.78%                   7.79%                7.16%
                                           -------                --------              -------
                                           -------                --------              -------

Delinquent gross receivables,
  bankrupt accounts and repossessed
  assets to gross finance
  receivables plus repossessed asset          7.17%                   8.21%                7.59%
                                           -------                --------              -------
                                           -------                --------              -------

Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

CREDIT CARD PROGRAM

The Company has a portfolio of approximately $59 million of receivables relating to a credit card program that had originations in both late 1995 and late 1996. This program generated a loss of $1.1 million prior to the allocation of interest expense during the second quarter of 1998 compared to losses of $0.6 million in the second quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

The Company has been acquiring loans by using the cash flow from cash collections on finance receivables. Prior to January 1997, Mercury also used commercial paper extensively to fund its operations.

The primary debt of the Company is in the form of senior commercial paper, senior term notes and subordinated debt, which totaled $698 million at June 30, 1998, $852 million at December 31, 1997 and $1,005 million at June 30, 1997. As a result of the Company's announcement regarding the discovery of the accounting irregularities, the Company is in default of its credit agreements.

The Company had a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. Under the terms of the Forbearance Agreements, the Company made interest payments on senior debt at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreements required the periodic payment of excess cash to be applied as reduction of outstanding principal. Through May 5, 1998, approximately $307 million of principal was paid to creditors under the Forbearance Agreements, of which $154 million was paid during 1998. Subsequent to May 5, 1998, no payments of principal have been made to creditors. On July 15, 1998 the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under chapter 11 of Title 11 of the United States Code along with its Plan of Reorganization. See Note 9 - "Restructuring and Chapter 11 Proceedings" and the Company's Current Report on Form 8-K filed on May 15, 1998 for more information.

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

CONTINGENCIES AND LEGAL MATTERS

On July 6, 1998, several of the litigants in the pending securities lawsuits filed a petition in the United States Bankruptcy Court (the "Court") for the Northern District of Illinois asking the Court to place the Company into a chapter 11 proceeding (the "Involuntary Case"). On July 15, 1998 the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in connection with its Plan of Reorganization. The Involuntary Case was consolidated with the Voluntary Case and is proceeding under Case No. 98-20763. See "Item 2 - Recent Developments" for more information.

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

Forty-one of the lawsuits pending in the Northern District of Illinois are class actions which allege claims under Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. Two cases pending in the Northern District of Illinois allege non-class securities fraud and common law claims. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1998, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of negligence, fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. One of the derivative actions was amended to include allegations of RICO violations. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The Company is unable to predict the potential financial impact of the litigation. Pursuant to Section 362(a) of the Bankruptcy Code, all of the pending lawsuits against the Company are currently stayed.

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

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including thirteen cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

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

Mercury utilizes computer software developed by external vendors and has received assurances from these vendors that Year 2000 compliant upgrades are available which will allow the Company more than sufficient time for an orderly transition before the year 2000.

Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The costs of the upgrade to compliance is not expected to be material.

                             PART II -- OTHER INFORMATION

Item 1. Legal Proceedings - See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Legal Matters" which is incorporated herein by reference.

Item 2. Changes in Securities - See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" which is incorporated herein by reference.

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

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - The following Current Reports on Form 8-K were filed during the second quarter of 1998:

               (i) Item 5 and Item 7 Current Report on Form 8-K filed April 6, 1998.

               (ii) Item 5 and Item 7 Current Report on Form 8-K filed May 11, 1998.

               (iii) Item 5 and Item 7 Current Report on Form 8-K filed May 15, 1998.

               (iv) Item 5 and Item 7 Current Report on Form 8-K filed May 19, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MERCURY FINANCE COMPANY
                                   (REGISTRANT)



Date:     AUGUST 13, 1998          /s/ William A. Brandt, Jr.
                                   --------------------------
                                       William A. Brandt, Jr.
                                       President and
                                       Chief Executive Officer


Date:     AUGUST  13, 1998         /s/ Patrick J. O'Malley
                                   --------------------------
                                       Patrick J. O'Malley
                                       Principal Financial and
                                       Accounting Officer

                               INDEX OF EXHIBITS

     Exhibit No.                   Description
     -----------                   -----------
          11.                      Computation of Net Income Per Share

          27.                      Financial Data Schedule