Form 10-Q
period 1998-09-30
MERCURY FINANCE CO
filed 1998-11-16
CIK 846378

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 1998             Commission File No. 1-10176

                            MERCURY FINANCE COMPANY

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-3627010
      (State or other jurisdiction of        (I.R.S. Employer identification
       incorporation or organization)                     no.)

  100 FIELD DRIVE, SUITE 340, LAKE FOREST,                60045
                  ILLINOIS                             (Zip Code)
  (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (847) 295-8600

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days. Yes /X/            No / /

    Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock--$1 par value, 177,900,671 shares as of November 10, 1998. Treasury Stock--5,402,957 shares as of November 10, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MERCURY FINANCE COMPANY
                                   FORM 10-Q
                                     INDEX

                                                                                                               PAGE
                                                                                                            -----------
PART I      FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets.........................................................           1

            Condensed Consolidated Statements of Income and Other Comprehensive Income....................           2

            Consolidated Statements of Changes in Stockholders' Equity....................................           3

            Condensed Consolidated Statements of Cash Flows...............................................           4

            Notes to Condensed Consolidated Financial Statements..........................................           5

            Report of Independent Public Accountants......................................................          12

            Condensed Consolidated Average Balance Sheets.................................................          13

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........          15

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.............................................................................          29

Item 2.     Changes in Securities.........................................................................          29

Item 3.     Defaults Upon Senior Securities...............................................................          29

Item 4.     Submission of Matters to a Vote of Security Holders...........................................          29

Item 5.     Other Information.............................................................................          29

Item 6.     Exhibits and Reports on Form 8-K..............................................................          29

SIGNATURES................................................................................................          30

INDEX OF EXHIBITS.........................................................................................          31

            Exhibit No. 11--Computation of Net Income Per Share...........................................          32

            Exhibit No. 27--Financial Data Schedule.......................................................          33

                         PART 1--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MERCURY FINANCE COMPANY
                             (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   SEPTEMBER 30         DEC. 31
                                                                             ------------------------  ----------
                                                                                1998         1997         1997
                                                                             ----------  ------------  ----------
                                                                                   (UNAUDITED)
ASSETS
Cash and cash equivalents..................................................  $  102,027  $     50,528  $   53,896
Finance receivables........................................................     729,252     1,046,157     971,377
Less: Allowance for finance credit losses..................................     (67,089)     (120,131)   (102,204)
Less: Nonrefundable dealer reserves........................................     (36,561)      (61,306)    (52,731)
                                                                             ----------  ------------  ----------
Finance receivables, net...................................................     625,602       864,720     816,442
Income tax receivable......................................................      52,823        76,525      79,941
Deferred income taxes, net.................................................           0        10,500           0
Furniture, fixtures and equipment, net of accumulated depreciation.........       4,187         6,073       5,899
Goodwill...................................................................      12,960        13,819      13,604
Other assets (including repossessions).....................................       7,350        26,986       9,622
                                                                             ----------  ------------  ----------
TOTAL ASSETS...............................................................  $  804,949  $  1,049,151  $  979,404
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Post-petition liabilities and pre-petition liabilities not subject to
  compromise under reorganization..........................................  $   18,523  $          0  $        0
Liabilities subject to compromise under reorganization (Note 3)............     719,075             0           0
Senior debt, commercial paper and notes (Note 4)...........................           0       445,878     416,731
Senior debt, term notes (Note 4)...........................................           0       441,364     412,514
Subordinated debt (Note 4).................................................           0        22,500      22,500
Accounts payable and other liabilities.....................................           0        51,620      44,959
                                                                             ----------  ------------  ----------
TOTAL LIABILITIES..........................................................  $  737,598  $    961,362  $  896,704
                                                                             ----------  ------------  ----------

CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock--$1.00 par value:
    300,000,000 shares authorized
    177,900,671 shares outstanding.........................................  $  177,901  $    177,901  $  177,901
Paid in capital............................................................       8,244         8,244       8,244
Retained deficit...........................................................     (65,130)      (44,692)    (49,781)
Treasury stock--5,402,957 shares at cost...................................     (53,664)      (53,664)    (53,664)
                                                                             ----------  ------------  ----------
TOTAL STOCKHOLDERS' EQUITY.................................................  $   67,351  $     87,789  $   82,700
                                                                             ----------  ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................  $  804,949  $  1,049,151  $  979,404
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                            MERCURY FINANCE COMPANY
                             (DEBTOR-IN-POSSESSION)
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND OTHER COMPREHENSIVE INCOME
                           PERIODS ENDED SEPTEMBER 30
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                                                   NINE MONTHS ENDED
                                                                            --------------------  --------------------
                                                                              1998       1997       1998       1997
                                                                            ---------  ---------  ---------  ---------
                                                                                 UNAUDITED             UNAUDITED
INTEREST INCOME
Finance charges and loan fees.............................................  $  42,820  $  56,850  $ 138,560  $ 180,078
Investment income.........................................................        333        737      1,712      6,794
                                                                            ---------  ---------  ---------  ---------
Total finance charges, fees and investment income.........................     43,153     57,587    140,272    186,872
Interest expense (Note 4).................................................      2,766     21,554     37,871     65,819
                                                                            ---------  ---------  ---------  ---------
Net interest income before provision for finance credit losses............     40,387     36,033    102,401    121,053
Provision for finance credit losses.......................................     11,467     27,080     39,691     82,085
                                                                            ---------  ---------  ---------  ---------
Net interest income after provision for finance credit losses.............     28,920      8,953     62,710     38,968
                                                                            ---------  ---------  ---------  ---------
OTHER INCOME
Fees, commissions and other...............................................      2,236      1,913      6,817      8,484
Insurance premiums........................................................        859      1,416      3,114     34,507
                                                                            ---------  ---------  ---------  ---------
Total other income........................................................      3,095      3,329      9,931     42,991
                                                                            ---------  ---------  ---------  ---------
OTHER OPERATING EXPENSES
Salary and employee benefits..............................................     11,778     13,022     37,127     43,441
License and fees expense..................................................      1,510      1,555      4,300      4,662
Occupancy and office expense..............................................      2,429      2,856      7,462      8,918
Reorganization expense, net (Note 5)......................................      1,668          0      1,668          0
Insurance claims expense..................................................        462          0      1,169     20,255
Other operating expenses..................................................      4,242      6,385     13,409     22,228
                                                                            ---------  ---------  ---------  ---------
Total other operating expenses............................................     22,089     23,818     65,135     99,504
                                                                            ---------  ---------  ---------  ---------
OPERATING INCOME/(LOSS)...................................................      9,926    (11,536)     7,506    (17,545)
                                                                            ---------  ---------  ---------  ---------
NON-OPERATING INCOME/(EXPENSES)
Other non-operating expenses..............................................     (1,731)    (4,115)   (24,820)   (14,697)
Other non-operating income................................................          0      1,102      1,965      1,102
Income from Lyndon due to Buyer (Note 11).................................          0          0          0     (2,025)
Loss on sale of Lyndon (Note 11)..........................................          0          0          0    (29,528)
                                                                            ---------  ---------  ---------  ---------
Total net non-operating expenses..........................................     (1,731)    (3,013)   (22,855)   (45,148)
                                                                            ---------  ---------  ---------  ---------
Income/(loss) before income taxes.........................................      8,195    (14,549)   (15,349)   (62,693)
Provision for income taxes................................................          0    (13,018)         0     (6,411)
                                                                            ---------  ---------  ---------  ---------
NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHARES...........................  $   8,195  ($ 27,567) ($ 15,349) ($ 69,104)
                                                                            ---------  ---------  ---------  ---------
OTHER COMPREHENSIVE INCOME
Unrealized depreciation on available for sale securities..................          0          0          0       (942)
                                                                            ---------  ---------  ---------  ---------
COMPREHENSIVE INCOME/(LOSS)...............................................  $   8,195  ($ 27,567) ($ 15,349) ($ 70,046)
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Weighted average common shares outstanding:
  Basic...................................................................    172,498    172,498    172,498    172,479
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
  Diluted.................................................................    172,498    172,498    172,498    172,479
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Per share net income/(loss) attributable to common shares:
  Basic...................................................................  $    0.05  ($   0.16) ($   0.09) ($   0.40)
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
  Diluted.................................................................  $    0.05  ($   0.16) ($   0.09) ($   0.40)
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Dividends per share declared..............................................  $    0.00  $    0.00  $    0.00  $   0.075
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                            MERCURY FINANCE COMPANY
                             (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                           PERIODS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
                                                                        (UNAUDITED)             (UNAUDITED)
COMMON STOCK
Balance at beginning of period...................................  $  177,901  $  177,901  $  177,901  $  177,719
Stock options exercised..........................................           0           0           0         182
                                                                   ----------  ----------  ----------  ----------
Balance at September 30..........................................  $  177,901  $  177,901  $  177,901  $  177,901
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
PAID IN CAPITAL
Balance at beginning of period...................................  $    8,244  $    8,244  $    8,244  $    6,539
Stock options exercised..........................................           0           0           0       1,705
                                                                   ----------  ----------  ----------  ----------
Balance at September 30..........................................  $    8,244  $    8,244  $    8,244  $    8,244
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
RETAINED EARNINGS/(DEFICIT)
Balance at beginning of period...................................  ($  73,325) ($  17,125) ($  49,781) $   37,349
Net income/(loss)................................................       8,195     (27,567)    (15,349)    (69,104)
Dividends declared...............................................           0           0           0     (12,937)
                                                                   ----------  ----------  ----------  ----------
Balance at September 30..........................................  ($  65,130) ($  44,692) ($  65,130) ($  44,692)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period...................................  $        0  $        0  $        0  $      942
Change during the period.........................................           0           0           0        (942)
                                                                   ----------  ----------  ----------  ----------
Balance at September 30..........................................  $        0  $        0  $        0  $        0
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
TREASURY STOCK
Balance at beginning of period and at September 30...............  ($  53,664) ($  53,664) ($  53,664) ($  53,664)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Total stockholders' equity at September 30.......................  $   67,351  $   87,789  $   67,351  $   87,789
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                            MERCURY FINANCE COMPANY
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           PERIODS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                     --------------------  --------------------
                                                                       1998       1997       1998       1997
                                                                     ---------  ---------  ---------  ---------
                                                                         (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)..................................................  $   8,195  ($ 27,567) ($ 15,349) ($ 69,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Provision for finance credit losses..............................     11,467     27,080     39,691     82,086
  Decrease in income tax receivable................................          0          0     27,590          0
  Credit for deferred income taxes.................................          0     38,217          0     28,861
  Loss on sale of available-for-sale securities....................          0          0          0        (12)
  Loss on sale of Lyndon...........................................          0          0          0     29,528
  Depreciation and amortization....................................        546        700      1,849      2,177
  Increase in reinsurance receivable...............................          0          0          0     (6,287)
  Decrease in deferred acquisition costs and present value of
    future profits.................................................          0          0          0     15,473
  (Increase)/decrease in other assets..............................        881    (23,461)     1,800    (11,109)
  Increase in reinsurance payable..................................          0          0          0     12,582
  Decrease in unearned premium and claim reserves..................          0          0          0    (12,388)
  Increase/(decrease) in other liabilities.........................      3,623     (9,059)    (4,224)   (38,864)
                                                                     ---------  ---------  ---------  ---------
    Net cash provided by operating activities......................     24,712      5,910     51,357     32,943
                                                                     ---------  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on finance receivables.......................    138,376    229,652    457,834    585,897
  Finance receivables originated or acquired.......................   (107,977)  (220,644)  (306,685)  (559,420)
  Proceeds from the sale of Lyndon.................................          0          0          0     88,884
  Net (increases)/decreases in investments securities..............          0    (46,738)         0     40,185
  Net purchases of property and equipment..........................        (70)      (295)      (375)      (340)
                                                                     ---------  ---------  ---------  ---------
    Net cash provided by/(used in) investing activities............     30,329    (38,025)   150,774     74,836
                                                                     ---------  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of senior debt, commercial paper and notes........          0    (95,002)  (154,000)  (126,434)
  Stock options exercised..........................................          0          0          0      1,490
                                                                     ---------  ---------  ---------  ---------
    Net cash used in financing activities..........................          0    (95,002)  (154,000)  (124,944)
    Net increase/(decrease) in cash and cash equivalents...........     55,041   (127,117)    48,131    (17,165)
    Cash and equivalents at beginning of period....................     46,986    130,909     53,896     20,957
                                                                     ---------  ---------  ---------  ---------
    Cash and equivalents at end of period..........................  $ 102,027  $   3,792  $ 102,027  $   3,792
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES
  Income taxes paid to federal and state governments...............  $     320  $       0  $     481  $      35
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
  Interest paid to creditors.......................................  $       0  $  28,021  $  36,874  $  68,270
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                            MERCURY FINANCE COMPANY
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION.

    The accompanying (a) condensed consolidated balance sheet as of December 31, 1997, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although Mercury Finance Company ("Mercury" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed financial statements of the Company, in the opinion of management, reflect all necessary adjustments for a fair presentation of results as of the dates and for the periods covered by the financial statements. See Note 2 for information regarding the Company's voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court" or the "Court") for relief under Chapter 11 of Title 11 of the United States Code along with a plan of reorganization, which were filed with the Court by the Company on July 15, 1998. On October 17, 1998, the Company filed its First Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization").

    Since the date of the filing of the Voluntary Case, the Company has been operating as a debtor-in-possession in accordance with the Code. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside the normal course of business without approval, after notice and hearing, of the Court.

    The Company's financial statements as of September 30, 1998 have been presented in conformity with the AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("SOP 90-7"). Accordingly, during the Voluntary Case, all prepetition liabilities of the Company that are subject to compromise, as defined by Note 3, are listed in the Company's consolidated balance sheet as "Liabilities subject to compromise under reorganization". These liabilities are recorded at the amounts expected to be allowed as claims by the Court rather than estimates of amounts for which the claims may be settled as a result of approval of the Plan of Reorganization by the Court. All liabilities incurred since the filing of the Voluntary Case, as well as liabilities not subject to compromise according to the Plan are listed on the balance sheet as "Post-petition liabilities and pre-petition liabilities not subject to compromise under reorganization". In addition, as required by SOP 90-7, all income and expenses relating to the Voluntary Case are included, net, as Reorganization expenses in the Company's statement of income and other comprehensive income. See Note 5 for more information and description of these amounts.

    If the Plan of Reorganization is approved by the Court, the Company will adopt, as of the effective date of the Plan, "fresh start" reporting pursuant to SOP 90-7. Under fresh start reporting, the reorganization fair value of the Company is allocated to the entity's assets, the Company's retained deficit is eliminated, and the equity in the new company is issued according to the Plan. As a result of adopting fresh start reporting and emerging from Chapter 11 status, the Company's financial statements will not be comparable with those prepared before the Plan is confirmed, including the historical financial statements included in this quarterly report.

    As prescribed by SOP 90-7, prior period's balances have not been reclassified to conform with the current period's balances. The most significant difference between prior period and current presentations is the reclassification of all of the Company's outstanding debt to "Liabilities subject to compromise under reorganization". See Note 3 for a detailed description of liabilities subject to compromise at September 30, 1998.

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

2. RESTRUCTURING AND CHAPTER 11 PROCEEDINGS.

    On July 15, 1998 the Company filed the Voluntary Case along with its Plan of Reorganization. The filing of the Voluntary Case and the Plan of Reorganization conformed to the terms previously agreed upon between Mercury and substantially all of its lenders on May 14, 1998. On July 6, 1998, several of the litigants in the pending securities lawsuits filed an involuntary petition in the Bankruptcy Court asking the Court to place the Company into a Chapter 11 proceeding (the "Involuntary Case"). The Involuntary Case was consolidated with the Voluntary Case and is proceeding under Case No. 98-20763. Mercury continues to operate its business as a debtor-in-possession under the Bankruptcy Code.

    None of the Company's subsidiaries were included in the Voluntary Case or the Involuntary Case. The Company continues to conduct its operations in the normal course through its subsidiaries, and has paid all trade debt and dealer contracts in the ordinary course, without interruption.

    On October 15, 1998, the Bankruptcy Court approved the Company's First Amended Disclosure Statement (the "Disclosure Statement") in connection with its Plan of Reorganization as containing adequate information as defined in the Bankruptcy Code. Under the Plan, which has been revised since the Disclosure Statement was initially filed with the Bankruptcy Court, the Company's senior lenders will receive new senior secured notes equal to 75 percent of the face value of their then current outstanding balance after the receipt of Excess Cash (as defined in the Plan) and all of the initial equity of the reorganized company. The holders of subordinated notes will receive $22.5 million in new junior unsecured subordinated notes.

    The shareholders, the securities class action claimants and holders of dividend claims, as a combined group, will receive three series of warrants, each exercisable for five percent of the common stock of the reorganized company, with expiration dates of three, four and five years, respectively, from approval of the Plan. The exercise prices will be set at increasing levels. The first series will contain an exercise price reflective of a market price for the common stock which results in the senior lender(s) having received total value from both common stock and senior secured notes equal to 100% of their claims. The second and third series will contain exercise prices reflective of a market price for the common stock which translates into a 10% and a 20% premium, respectively, of the total amount of such claims. Consequently, it is anticipated that the exercise prices will be significantly in excess of the initial market price of the common stock of the reorganized company. In addition, the Company's senior lenders have agreed to accept from any Person (as defined in the Plan), in satisfaction of their claims, an amount in cash equal to 98.5% of the senior lenders' claims, provided that any Person seeking to acquire more than 15% of such claims must commit to acquiring all of such claims.

    The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan. A copy of the Plan, which is an exhibit to the Disclosure Statement, may be obtained from the Bankruptcy Court.

    On November 5, 1998, the Company began its solicitation of votes for acceptance of the Plan. The tentative date for the beginning of the hearing (the "Confirmation Hearing") in the Bankruptcy Court with respect to confirmation of the Plan is December 21, 1998. There is no guarantee that the Confirmation Hearing will begin on December 21, 1998, or that the Plan will be confirmed.

    The Company incurred losses for the years ended December 31, 1997 and 1996 and year to date 1998. As a result, the Company has experienced a significant reduction in capital. In addition, the Company is currently a defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim periods in 1996.

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

3. LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION.

    The following table shows liabilities subject to compromise under reorganization at September 30, 1998. These liabilities are shown as amounts expected to be allowed as claims by the Court rather than estimates of amounts for which the claims may be settled. There were no liabilities subject to compromise under reorganization at either September 30, 1997 or December 31, 1997.

                                                                                           SEP. 30, 1998
                                                                                           -------------
Senior Debt:
  Commercial paper and short-term loans..................................................   $   339,340
  Term notes.............................................................................       335,905
Subordinated debt........................................................................        22,500
Accrued interest.........................................................................         8,393
Dividends Payable........................................................................        12,937
                                                                                           -------------
    Total................................................................................   $   719,075
                                                                                           -------------
                                                                                           -------------

4. DEBT.

    As a result of net losses incurred, accounting irregularities, the bankruptcy filing and related matters, Mercury violated certain covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company is no longer permitted by the terms of certain debt instruments to pay dividends.

    The Company had a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. In connection with the execution of an extension to the previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $14.5 million, was expensed and paid in the second quarter and is included in non-operating expenses.

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

    As described in Note 4 all of the Company's debt is subject to compromise under the Plan of Reorganization. Therefore, the entire amount of outstanding debt as of September 30, 1998 of $697.7 million is identified as "Liabilities subject to compromise under reorganization" in the Company's financial statements.

    Pursuant to the Voluntary Case, no interest has been accrued or paid on the Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed. This has resulted in the reduction of interest expense by approximately $12.6 million from what the Company would have expected to incur had the Voluntary Case not been filed.

    The following table represents Mercury's debt instruments and the corresponding stated rates at the end of the periods indicated (dollars in thousands):

                                                                            SEP. 30, 1997          DEC. 31, 1997
                                                                        ---------------------  ---------------------
                                                                         BALANCE      RATE      BALANCE      RATE
                                                                        ----------  ---------  ----------  ---------
Senior Debt:
  Commercial paper and short-term loans...............................  $  445,878       5.6%  $  416,731       5.7%
  Term notes..........................................................     441,364       7.0%     412,514       7.0%
Subordinated debt.....................................................      22,500      10.3%      22,500      10.3%
                                                                        ----------  ---------  ----------  ---------
    Total.............................................................  $  909,742       6.4%  $  851,745       6.5%
                                                                        ----------  ---------  ----------  ---------
                                                                        ----------  ---------  ----------  ---------

5. REORGANIZATION EXPENSES.

    The Company has adopted SOP 90-7 which requires interest earned on funds held on deposit that would have been paid to debt holders if the Company had not filed the Voluntary Case, to be classified with expenses related to the Voluntary Case. The following table represents the Company's reorganization expenses, net, for periods ended September 30 (dollars in thousands):

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                             --------------------  --------------------
                                                                               1998       1997       1998       1997
                                                                             ---------  ---------  ---------  ---------
Professional Fees..........................................................  $   2,250  $       0  $   2,250  $       0
Interest Income............................................................       (582)         0       (582)         0
                                                                             ---------  ---------  ---------  ---------
  Total....................................................................  $   1,668  $       0  $   1,668  $       0
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    The Company has estimated the professional fees which relate specifically to the Voluntary Case and related restructuring that the Company is currently undergoing.

6. CONTINGENCIES AND LEGAL MATTERS.

    On July 15, 1998 the Company filed the Voluntary Case in connection with its Plan of Reorganization. See Note 2--"Restructuring and Chapter 11 Proceedings" for more information.

    The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities. To date, forty-five actions have been filed against the Company in the United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in the Delaware Chancery Court. The complaints seek compensatory damages, attorneys' fees and costs.

    Forty-one of the lawsuits filed in the Northern District of Illinois are class actions which allege claims under Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. Seven of these cases were dismissed in the third and fourth quarter of 1998. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. One case pending in the Northern District of Illinois alleges non-class securities fraud and common law claims. A second case alleging similar claims was dismissed on September 9, 1998. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1998, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of negligence, fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. One of the derivative actions was amended to include allegations of RICO violations. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The Company is unable to predict the potential financial impact of the litigation. Pursuant to Section 362(a) of the Bankruptcy Code, all of the pending lawsuits against the Company are currently stayed.

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

    In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including eleven cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and
(or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

    The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits.

7. INCOME TAXES.

    The Company recorded a full valuation allowance related to the tax benefit for the losses recorded during the first, second and third quarters of 1998 as the Company is unable to carryback the losses to prior periods of taxable income.

    In the third quarter of 1997, Mercury elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the years ended December 31, 1996 and December 31, 1997. Accordingly, in the third quarter of 1997 for financial reporting purposes, a portion of the previously recorded deferred taxes were reclassified as currently refundable. During 1998, the Company received $27.4 million in tax refunds, net of payments, but is unable to provide an estimate as to the expected date of receipt of the remaining tax receivable at September 30, 1998 of $52.8 million.

8. COMMON STOCK AND PER SHARE AMOUNTS.

    In February, 1997, following the announcement of the discovery of accounting irregularities which caused the overstatement of the previously released earnings for 1995 and interim earnings for 1996, the market value of the Company's common stock was significantly reduced. Since the announcement, the market value of the common stock has not exceeded the exercise price of the stock options granted or regranted under the revised stock option program. As a result, the calculation of the common share equivalents becomes not meaningful for the quarter and nine months ended September 30, 1998 and 1997, and the weighted average numbers of basic and diluted common shares outstanding are the same.

9. RECLASSIFICATIONS.

    Certain data from the prior periods has been reclassified to conform to the 1998 presentation.

10. RECENT ACCOUNTING PRONOUNCEMENTS.

    In June, 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for reporting and displaying derivatives and hedging. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company has no hedging activities or financial instruments considered derivatives as defined by this statement, the application of this statement will not have a significant impact on the financial position, results of operations or financial statement disclosures of the Company.

11. DISPOSITION OF LYNDON.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mercury Finance Company

    We have reviewed the accompanying condensed consolidated balance sheets of Mercury Finance Company and subsidiaries as of September 30, 1998 and September 30, 1997, and the related condensed consolidated statements of income and other comprehensive income, changes in stockholders' equity and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses for the years ended December 31, 1997 and 1996 and year to date 1998. In addition, all of the Company's debt is subject to acceleration or has matured by its terms as a result of the Company's defaults of its various lending agreements. Also, the Company is currently the defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim earnings in 1996. Furthermore, as described in Note 2, on July 15, 1998, the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under Chapter 11 of Title 11 of the United States Code along with its Plan of Reorganization. In the event the Plan of Reorganization is confirmed, the Company will adopt fresh-start accounting and continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chicago, Illinois                                  ARTHUR ANDERSEN LLP

November 13, 1998

                            MERCURY FINANCE COMPANY
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
                           PERIODS ENDED SEPTEMBER 30
                             (DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                             ---------------------   ----------------------
                                                                               1998        1997        1998         1997
                                                                             --------   ----------   --------    ----------
                                                                                  (UNAUDITED)             (UNAUDITED)
ASSETS
Cash.......................................................................  $ 74,507   $   67,351     67,051    $   45,362
Investments................................................................         0       23,368          0       120,279
Finance receivables........................................................   757,192    1,070,968    836,586     1,107,120
  Less allowance for finance credit losses.................................   (72,952)    (121,868)   (84,075)     (113,270)
  Less nonrefundable dealer reserves.......................................   (37,705)     (66,336)   (42,952)      (75,682)
                                                                             --------   ----------   --------    ----------
  Finance receivables, net.................................................   646,535      882,764    709,559       918,168
Income taxes receivable....................................................    52,674       63,582     59,410        58,000
Reinsurance receivable.....................................................         0            0          0        47,953
Deferred acquisition costs and present value of profits....................         0            0          0        26,578
Deferred income taxes......................................................         0       29,410          0        32,859
Furniture, fixtures and equipment, net of accumulated depreciation.........     4,318        6,168      4,861         6,661
Other assets (including repossessions & goodwill)..........................    21,008       42,324     21,592        61,374
                                                                             --------   ----------   --------    ----------
        TOTAL ASSETS.......................................................  $799,042   $1,114,967   $862,473    $1,317,234
                                                                             --------   ----------   --------    ----------
                                                                             --------   ----------   --------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Post petition liabilities and liabilities not subject to compromise under
 reorganization (Note 1)...................................................  $ 16,712   $        0   $ 26,934    $        0
Liabilities subject to compromise under reorganization (Note 1)............   719,075            0    762,932             0
Senior debt, commercial paper (Note 1).....................................         0      469,749          0       492,042
Senior debt, term notes (Note 1)...........................................         0      464,995          0       476,810
Subordinated debt (Note 1).................................................         0       22,500          0        22,500
Accounts payable and other liabilities (Note 1)............................         0       56,151          0        66,091
Unearned premium and claim reserve.........................................         0            0          0       116,756
Reinsurance payable........................................................         0            0          0        11,868
Reserve for loss on sale of Lyndon.........................................         0            0          0         7,382
                                                                             --------   ----------   --------    ----------
        TOTAL LIABILITIES..................................................   735,787    1,013,395    789,866     1,193,449
                                                                             --------   ----------   --------    ----------
STOCKHOLDERS' EQUITY
Common stock...............................................................   177,901      177,901    177,901       177,856
Paid in capital............................................................     8,244        8,244      8,244         7,818
Retained earnings (deficit)................................................   (69,226)     (30,909)   (59,874)       (8,306)
Accumulated other comprehensive income/(loss)..............................         0            0          0            81
Treasury stock.............................................................   (53,664)     (53,664)   (53,664)      (53,664)
                                                                             --------   ----------   --------    ----------
        TOTAL STOCKHOLDERS' EQUITY.........................................  $ 63,255   $  101,572   $ 72,607    $  123,785
                                                                             --------   ----------   --------    ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................  $799,042   $1,114,967   $862,473    $1,317,234
                                                                             --------   ----------   --------    ----------
                                                                             --------   ----------   --------    ----------
NUMBER OF DAYS.............................................................        92           92        273           273
MONTHS COMPLETED...........................................................         3            3          9             9
RATIOS (Annualized)
Return on average equity...................................................     51.40%     (107.68)%   (28.26)%      (74.64)%
Return on average assets...................................................      0.41%       (9.81)%    (2.38)%       (7.01)%
Yield on earning assets....................................................     22.61%       20.88%     22.42%        20.36%
Rate on interest bearing liabilities (Note 2)..............................      9.76%        8.93%      9.98%         8.88%
Net interest margin........................................................     14.57%       13.06%     14.36%        13.19%

  The accompanying notes to the condensed consolidated average balance sheets are an integral part of this statement.

             NOTES TO CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET

1. DEBT AND LIABILITIES SUBJECT TO COMPROMISE

    Average amounts for liabilities have been computed based upon classifications as if the Voluntary Case had been filed at the beginning of 1998.

2. INTEREST ON DEBT AND LIABILITIES SUBJECT TO COMPROMISE

    Due to the non-accrual of interest expense since the filing date of the Voluntary Case, the computation of actual net interest income is not meaningful. For comparative analysis purposes, management has computed an estimate of the amount of interest expense that would have been incurred had the Voluntary Case not been filed.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995: This Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, contains certain forward-looking statements pertaining to the outcome of the Company's voluntary petition (the "Voluntary Case") for relief under Chapter 11 of Title 11 of the United States Code which was filed in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court"), the Company's First Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization"), the expected operating results, loss provisions and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the outcome of the Company's Voluntary Case, approval by the Bankruptcy Court of the Company's Plan of Reorganization and other documents related thereto, objections of third parties, as well as the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

    As a result of the net losses incurred in 1996, 1997 and year to date 1998, accounting irregularities, the bankruptcy filing and related matters, Mercury violated certain debt covenants thereby permitting the holders of its debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. Accordingly, the Company was accruing interest expense at default rates of interest from February 10, 1997 until the filing of the Voluntary Case.

    Mercury continues to experience fierce competition from growing specialty finance companies similar to Mercury and from traditional financial institutions which reduced credit standards to obtain higher yields. Mercury had previously responded to the competitive pressures by reducing its credit standards while accepting lower pricing on sales finance contracts and introducing new products that ultimately proved to be unprofitable. The Company also continued to experience a high level of turnover at the branch manager and staff levels. These factors resulted in a higher level of delinquencies and charge-offs in 1997. The Company has since implemented stricter underwriting criteria and during 1998 has experienced an improvement in delinquencies and charge-offs, but at the expense of new volume.

    The Company's challenge is to acquire sufficient sales finance contracts within the stricter underwriting standards to support the current Company structure and return to profitable operations. It is anticipated that the Company will need to significantly increase new volume from current levels to achieve this minimum level.

    The following is management's discussion and analysis of the consolidated financial condition of the Company at September 30, 1998 (unaudited) when compared with September 30, 1997 (unaudited) and December 31, 1997 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 (unaudited). This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

RESTRUCTURING AND CHAPTER 11 PROCEEDINGS

    On July 15, 1998 the Company filed the Voluntary Case along with its Plan of Reorganization. The filing of the Voluntary Case and the Plan of Reorganization conformed to the terms previously agreed upon between Mercury and substantially all of its lenders on May 14, 1998. On July 6, 1998, several of the litigants in the pending securities lawsuits filed an involuntary petition in the Bankruptcy Court asking the Court to place the Company into a Chapter 11 proceeding (the "Involuntary Case"). The Involuntary Case was consolidated with the Voluntary Case and is proceeding under Case No. 98-20763. Mercury continues to operate its business as a debtor-in-possession under the Bankruptcy Code.

    None of the Company's subsidiaries were included in the Voluntary Case or the Involuntary Case. The Company continues to conduct its operations in the normal course through its subsidiaries, and has paid all trade debt and dealer contracts in the ordinary course, without interruption.

    On October 15, 1998, the Bankruptcy Court approved the Company's First Amended Disclosure Statement (the "Disclosure Statement") in connection with its Plan of Reorganization as containing adequate information as defined in the Bankruptcy Code. Under the Plan, which has been revised since the Disclosure Statement was initially filed with the Bankruptcy Court, the Company's senior lenders will receive new senior secured notes equal to 75 percent of the face value of their then current outstanding balance after the receipt of Excess Cash (as defined in the Plan) and all of the initial equity of the reorganized company. The holders of subordinated notes will receive $22.5 million in new junior unsecured subordinated notes.

    The shareholders, the securities class action claimants and holders of dividend claims, as a combined group, will receive three series of warrants, each exercisable for five percent of the common stock of the reorganized company, with expiration dates of three, four and five years, respectively, from approval of the Plan. The exercise prices will be set at increasing levels. The first series will contain an exercise price reflective of a market price for the common stock which results in the senior lender(s) having received total value from both common stock and senior secured notes equal to 100% of their claims. The second and third series will contain exercise prices reflective of a market price for the common stock which translates into a 10% and a 20% premium, respectively, of the total amount of such claims. Consequently, it is anticipated that the exercise prices will be significantly in excess of the initial market price of the common stock of the reorganized company. In addition, the Company's senior lenders have agreed to accept from any Person (as defined in the Plan), in satisfaction of their claims, an amount in cash equal to 98.5% of the senior lenders' claims, provided that any Person seeking to acquire more than 15% of such claims must commit to acquiring all of such claims.

    The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan. A copy of the Plan, which is an exhibit to the Disclosure Statement, may be obtained from the Bankruptcy Court.

    On November 5, 1998, the Company began its solicitation of votes for acceptance of the Plan. The tentative date for the beginning of the hearing (the "Confirmation Hearing") in the Bankruptcy Court with respect to confirmation of the Plan is December 21, 1998. There is no guarantee that the Confirmation Hearing will begin on December 21, 1998, or that the Plan will be confirmed.

    The Company incurred losses for the years ended December 31, 1997 and 1996 and year to date 1998. As a result, the Company has experienced a significant reduction in capital. In addition, the Company is currently a defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim periods in 1996.

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

                              FINANCIAL CONDITION

PRO FORMA STATEMENTS

    Under the requirements of AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has reclassified items in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Income and Other Comprehensive Income. Also, due to the filing of the Voluntary Case and consistent with the Plan of Reorganization, interest expense did not accrue for 90 days subsequent to the filing date of the Voluntary Case. In addition, during the bankruptcy proceeding, Mercury is not able to pay down debt with excess cash and short-term investment balances. Accordingly, the financial results for the quarter ended September 30, 1998, are not comparable to prior periods nor indicative of results that would have occurred in the absence of the filing of the Voluntary Case. To assist the reader in analysis, management has prepared the following pro forma statement showing the results of the Company had the filing of the Voluntary Case not occurred.

    In preparing the pro forma operating results, management has made certain assumptions and estimates which may not have occurred if the Voluntary Case had not been filed.

                                                                                             THREE MONTHS ENDED
                                                                                             SEPTEMBER 30, 1998
                                                                                          ------------------------
                                                                                           FINANCIAL    PRO FORMA
                                                                                          STATEMENTS   STATEMENTS
                                                                                          -----------  -----------
Total finance charges, fees and investment income.......................................  $    43,153  $    43,153
Interest expense........................................................................        2,766       15,339
Provision for finance credit losses.....................................................       11,467       11,467
                                                                                          -----------  -----------
Net interest income after provision for finance credit losses...........................       28,920       16,347
Other operating income..................................................................        3,095        3,095
Other operating expense.................................................................       22,089       20,921
                                                                                          -----------  -----------
Operating income (loss).................................................................  $     9,926  $    (1,479)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

ASSETS AND FINANCE RECEIVABLES

    Total assets of the Company decreased 23% to $804.9 million at September 30, 1998 from $1,049.2 million at September 30, 1997. Finance receivables decreased 30% to $729.3 million at September 30, 1998 from $1,046.2 million at September 30, 1997. During the period from December 31, 1997 through September 30, 1998, total assets and finance receivables decreased 18% and 25% respectively. Total assets decreased primarily due to the reduction in finance receivables. Finance receivables decreased due to lower originations which is a result of stricter underwriting criteria and branch closings.

    The Company's offices in Texas, Florida and Illinois accounted for approximately 14%, 14% and 10%, respectively, of all sales and direct finance receivables at September 30, 1998. The total number of offices was 175 at September 30, 1998 versus 263 at September 30, 1997 and 218 at December 31, 1997. In 1998, Mercury implemented a business plan that included the closing of unprofitable branches or branches considered redundant in view of location. The closings are estimated to result in a decrease in the loan portfolio of approximately $61 million from the September 30, 1998 level over the following six to nine months. The closings will not be treated as discontinued operations, however, a provision of $3.7 million was recorded in 1997 to cover the costs of the closings of which $1.3 million is expected to be incurred subsequent to September 30, 1998. See "Restructuring Charges."

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

    The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                                           SEP. 30,      SEP. 30,      DEC. 31,
                                                                             1998          1997          1997
                                                                         ------------  ------------  ------------

DIRECT FINANCE RECEIVABLES
  Interest bearing.....................................................   $   16,820    $   20,790    $   20,504
  Precompute...........................................................      102,426       129,210       129,120
                                                                         ------------  ------------  ------------
Total direct finance receivables.......................................      119,246       150,000       149,624

SALES FINANCE RECEIVABLES
  Total sales finance receivables......................................      707,492     1,023,244       954,319
                                                                         ------------  ------------  ------------

Total gross finance receivables........................................      826,738     1,173,224     1,103,943

Less: Unearned Finance Charges.........................................     (149,556)     (204,551)     (200,820)
  Unearned commissions and insurance premiums..........................       (2,692)       (3,388)       (3,242)
                                                                         ------------  ------------  ------------
Sales and Direct Finance Receivables...................................   $  674,490    $  965,285    $  899,881
                                                                         ------------  ------------  ------------

CREDIT CARD
  Total credit card....................................................       54,762        80,872        71,496
                                                                         ------------  ------------  ------------
Total finance receivables..............................................   $  729,252    $1,046,157    $  971,377
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

    The following sets forth a summary of gross originations and acquisitions (including precomputed interest and prior to deduction for nonrefundable dealer reserves), excluding activity of the credit card portfolio, for the three and nine month periods ended September 30 (dollars in thousands):

                                                                     THREE MONTHS ENDED       NINE MONTH ENDED
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
Direct finance receivables.......................................  $   34,267  $   44,798  $   94,199  $  130,328
Sales finance receivables........................................  $  107,739  $  180,580  $  283,839  $  572,049

    The decrease in new volume is a result of the previously discussed branch closings as well as the implementation of stricter underwriting criteria. While management believes that the implementation of the above has significantly improved the quality of new originations and acquisitions, the changes may have reduced new volume to a level below that which is required to provide for profitable operations. Management is hopeful that as Company personnel and the dealers become accustomed to the new buying organizational structure, volume will increase, however, at this time, there is no assurance of that occurring.

ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES

    Mercury originates direct consumer loans, acquires individual sales finance contracts from third party dealers and provides revolving credit to individuals through a Visa affiliated program. The Company maintains an allowance to cover finance credit losses that are expected to be incurred on receivables that have demonstrated a risk of loss based upon delinquency or bankruptcy status. The sales finance contracts are generally acquired at a discount from the principal amount. This discount is normally referred to as a non-refundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors.

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

    Reserve requirements for sales finance, direct receivables and credit card receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e. 30, 60, 90 and 120 days past due). These assumed losses are utilized to determine the projected cash flows from each impaired category. The projected cash flow is then discounted to estimate the net present value of the impaired loans. A reserve is established in an amount sufficient to reduce the book value of the impaired receivable to its net present value. Repossessed collateral is valued at an estimate of fair value less selling costs.

    The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the periods ended September 30 (dollars in thousands):

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    ---------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                    ---------  ----------  ----------  ----------
Balance at beginning of period....................................  $  78,815  $  123,604  $  102,204  $   97,762
Provision charged to expense......................................     11,467      27,080      39,691      82,085
Finance receivables charged-off, net of recoveries................    (23,193)    (30,553)    (74,806)    (59,716)
                                                                    ---------  ----------  ----------  ----------
Balance at September 30...........................................  $  67,089  $  120,131  $   67,089  $  120,131
                                                                    ---------  ----------  ----------  ----------
                                                                    ---------  ----------  ----------  ----------
Allowance as a percent of sales and direct finance receivables
  outstanding at end of period....................................                              9.95%      12.45%
                                                                                           ----------  ----------
                                                                                           ----------  ----------

    The reduction in the amount of provision for credit losses recorded for the nine months ended September 30, 1998 in relation to the same period in 1997 is primarily due to the decrease in the size of the loan portfolio and an improvement in the relative delinquency of the remaining portfolio. Management believes that the change in the relative delinquency of the portfolio experienced during 1998 is an indication of an overall improvement in the credit quality of the portfolio due to the implementation of stricter underwriting standards, greater emphasis on collections by branch personnel and a focus on generating volume in the more profitable regions.

    Mercury's loss reserving methodology is sensitive to changes in delinquencies. As such, an improvement in relative delinquencies will generally have a direct impact on the estimated reserve required as the amount of loans requiring higher reserve percentages has decreased. Accordingly, the reduction of the provision for finance credit losses recognized during 1998 due to the improvement in the relative delinquency is considered to be a non-recurring event unless significant delinquency changes are experienced in future periods. The results of this nine-month period are not necessarily indicative of future results.

NONREFUNDABLE DEALER RESERVES

    Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the periods ended September 30 (dollars in thousands):

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Balance at beginning of period........................................  $  38,848  $  71,365  $  52,731  $  89,378
Dealer reserves acquired on new volume................................      6,136     10,116     17,509     36,905
Losses absorbed, net of recoveries....................................     (8,423)   (20,175)   (33,679)   (64,977)
                                                                        ---------  ---------  ---------  ---------
Balance at September 30...............................................  $  36,561  $  61,306  $  36,561  $  61,306
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Dealer reserves acquired as a percentage of sales finance receivables
  originated..........................................................       5.70%      5.60%      6.17%      6.45%
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Reserves as a percentage of sales finance receivables.................                             5.17%      5.99%
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The reduction in dealer reserves acquired in 1998 is due primarily to lower new loan volume.

DEBT

    The primary source for funding the Company's finance receivables was provided by the issuance of debt. At September 30, 1997 the Company had total debt of $909.7 million which compares $851.7 million of December 31, 1997.

    As a result of net losses incurred, accounting irregularities, the bankruptcy filing and related matters, Mercury violated certain covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company is no longer permitted by the terms of certain debt instruments to pay dividends.

    The Company had a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. In connection with the execution of an extension to the previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $14.5 million, was expensed and paid in the second quarter and is included in non-operating expenses.

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

    As described in Note 4 all of the Company's debt is subject to compromise under the Plan of Reorganization. Therefore, the entire amount of outstanding debt as of September 30, 1998 of $697.7 million has been reclassified as "Liabilities subject to compromise under reorganization" in the Company's financial statements.

    Pursuant to the Voluntary Case, no interest has been accrued or paid on the Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed. This has resulted in the reduction of interest expense by approximately $12.6 million from what the Company would have expected to incur had the Voluntary Case not been filed.

    The following table represents Mercury's debt instruments and the corresponding stated rates at the end of the periods indicated (dollars in thousands):

                                                                                 SEP. 30, 1997          DEC. 31, 1997
                                                                             ---------------------  ---------------------
                                                                              BALANCE      RATE      BALANCE      RATE
                                                                             ----------  ---------  ----------  ---------
Senior Debt:
  Commercial paper and short-term loans....................................  $  445,878        5.6% $  416,731        5.7%
  Term notes...............................................................     441,364        7.0%    412,514        7.0%
Subordinated debt..........................................................      22,500       10.3%     22,500       10.3%
                                                                             ----------        ---  ----------        ---
    Total..................................................................  $  909,742        6.4% $  851,745        6.5%
                                                                             ----------        ---  ----------        ---
                                                                             ----------        ---  ----------        ---

STOCKHOLDERS' EQUITY

    Total stockholders' equity at September 30, 1998 was $67.4 million which compares with $87.8 million at September 30, 1997 and $82.7 million at December 31, 1997.

    The Plan of Reorganization also provides for significant changes to the existing Common Stock of the Company held by the stockholders. See "Restructuring and Chapter 11 Proceedings" and the Plan of Reorganization for more information.

    At September 30, 1998, stockholders' equity stated as a percent of total assets was 8.4% which compares with 8.4% at September 30, 1997 and 8.4% at December 31, 1997.

    On January 14, 1997, the Company declared dividends of $12.9 million. Payment of such dividends was subsequently suspended on February 6, 1997 and the amount is now subject to compromise under the Plan of Reorganization filed by the Company. Based on existing defaults and events of default under the Company's Senior and Subordinated Note Agreements and the filing of the Voluntary Case, no dividends may be paid on the capital stock of the Company.

                             RESULTS OF OPERATIONS

NET RESULTS

    For the three months ended September 30, 1998 the Company's net income was $8.2 million compared to a net loss of $27.6 million for the three months ended September 30, 1997. The change is primarily attributable to the Company not incurring interest expense during the bankruptcy proceeding, a lower charge to the provision for finance credit losses and the income tax charge recorded in 1997 in the amount of $12.0 million. Management has estimated that if the Company had not filed the Voluntary Case, the interest expense of the Company would have been an additional $12.6 million. For the nine months ended September 30, 1998 the Company incurred a net loss of $15.3 million compared to $69.1 million for the nine months ended September 30, 1997. The decrease in net loss for the nine month period is primarily attributable to the inclusion in 1997 of a charge for the loss on the sale of Lyndon of $29.5 million and the reduction of the interest expense during the bankruptcy proceeding.

INTEREST INCOME AND INTEREST EXPENSE

    The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. Due to the non-accrual of interest expense since the filing date, the computation of actual net interest income is not meaningful. For comparative analysis purposes, management has computed an estimate of the amount of interest expense that would have been incurred had the Voluntary Case not been filed. On a proforma basis, for the three and nine month periods ended September 30, 1998, the amount of the Company's net interest income decreased 22.8% and 25.8%, respectively, when compared to the 1997 periods. The net interest margin improved due to the sale of Lyndon in the second quarter of 1997, which had substantial amounts of investments earning relatively low yields.

    The following tables summarize the amount of the net interest margin for the periods ended September 30 and pro forma tables which include management's estimate of interest expense if the Voluntary Case had not been filed (dollars in thousands):

                                                                    THREE MONTHS ENDED
                                         -------------------------------------------------------------------------
                                                  1998 (PRO FORMA)                            1997
                                         -----------------------------------  ------------------------------------
                                                      INTEREST                              INTEREST
                                           AVERAGE     INCOME/   ANNUALIZED     AVERAGE      INCOME/   ANNUALIZED
                                         OUTSTANDING   EXPENSE      RATE      OUTSTANDING    EXPENSE      RATE
                                         -----------  ---------  -----------  ------------  ---------  -----------
Interest bearing assets................   $ 757,192   $  43,153      22.61%   $  1,094,336  $  57,587      20.88%
Interest bearing liabilities...........     623,239      15,339       9.76%        957,244     21,554       8.93%
                                         -----------  ---------  -----------  ------------  ---------  -----------
Net interest income....................   $ 133,953   $  27,814      12.85%   $    137,092  $  36,033      11.95%
                                         -----------  ---------  -----------  ------------  ---------  -----------
                                         -----------  ---------  -----------  ------------  ---------  -----------
Net interest margin as a percentage of
 average interest earning assets
 (Annualized)..........................                              14.57%                                13.06%
                                                                 -----------                           -----------
                                                                 -----------                           -----------

                                                                   NINE MONTHS ENDED
                                      ---------------------------------------------------------------------------
                                                1998 (PRO FORMA)                            1997
                                      ------------------------------------  -------------------------------------
                                                    INTEREST                               INTEREST   ANNUALIZED
                                        AVERAGE     INCOME/    ANNUALIZED     AVERAGE      INCOME/    RATE EARNED
                                      OUTSTANDING   EXPENSE       RATE      OUTSTANDING    EXPENSE     AND PAID
                                      -----------  ----------  -----------  ------------  ----------  -----------
Interest bearing assets.............   $ 836,586   $  140,272      22.42%   $  1,227,399  $  186,872      20.36%
Interest bearing liabilities........     675,489       50,444       9.98%        991,352      65,819       8.88%
                                      -----------  ----------  -----------  ------------  ----------  -----------
Net interest income.................   $ 161,097   $   89,828      12.44%   $    236,047  $  121,053      11.48%
                                      -----------  ----------  -----------  ------------  ----------  -----------
                                      -----------  ----------  -----------  ------------  ----------  -----------
Net interest margin as a percentage
 of average interest earning assets
 (Annualized).......................                               14.36%                                 13.19%
                                                               -----------                            -----------
                                                               -----------                            -----------

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

    For the three months ended September 30, 1998 the Company experienced a decrease in insurance premiums compared to the same period in 1997 due primarily to the lower volume of originations. For the nine months ended September 30, 1998, the Company experienced substantial decreases in its insurance premiums compared to the comparable year earlier period due to the sale of Lyndon in the second quarter of 1997. The following table summarizes the amounts earned from these products for the periods ended September 30 (dollars in thousands):

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Fees, commissions and other...........................................  $   2,236  $   1,913  $   6,817  $   8,484
Insurance premiums....................................................        859      1,416      3,114     34,507
                                                                        ---------  ---------  ---------  ---------
Total.................................................................  $   3,095  $   3,329  $   9,931  $  42,991
                                                                        ---------  ---------  ---------  ---------
Other income as a % of average interest earning assets................      1.62%      1.21%      1.59%      4.68%
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

OTHER EXPENSES (EXCLUDING RESTRUCTURING CHARGES)

    In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

    For the three and nine month periods ended September 30, 1998, other expenses decreased 7.3% and 34.5%, respectively, compared to the 1997 periods, primarily related to the sale of Lyndon in the second quarter of 1997 and the lower operating costs of the company resulting from the closing of branches. The following table summarizes the components of other expenses for the periods ended September 30 (dollars in thousands):

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Salaries and employees benefits.......................................  $  11,778  $  13,022  $  37,127  $  43,411
Insurance claims expense..............................................        462          0      1,169     20,255
Other operating expenses..............................................      9,849     10,796     26,839     35,808
                                                                        ---------  ---------  ---------  ---------
  Total...............................................................  $  22,089  $  23,818  $  65,135  $  99,504
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Other expenses as a % of average interest earning assets
  (Annualized)........................................................     11.57%      8.63%     10.41%     10.84%
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

RESTRUCTURING CHARGES

    During 1997, the Company closed a number of branches and implemented a plan to close additional branches for a total closure of approximately 110 branches and to reduce approximately 260 branch personnel. The amount charged during the year ended December 31, 1997 was $3.7 million ($0.02 per common share) of which $2.4 million has been utilized to date. These charges and their utilization to September 30, 1998 are summarized in the following table (dollars in thousands):

                                                                                                         AMOUNTS TO BE
                                                                                                           UTILIZED
                                                                     AMOUNTS     AMOUNTS      AMOUNTS    SUBSEQUENT TO
                                                                     CHARGED    UTILIZED     UTILIZED    SEPTEMBER 30,
                                                                     IN 1997     IN 1997      IN 1998        1998
                                                                    ---------  -----------  -----------  -------------
Asset and leasehold write-offs....................................  $   1,200   $     200    $     968     $      32
Lease buyouts and other expenses..................................      1,025         101          614           310
Employee severance and retention..................................      1,500           0          558           942
                                                                    ---------       -----   -----------       ------
                                                                    $   3,725   $     301    $   2,140     $   1,284
                                                                    ---------       -----   -----------       ------
                                                                    ---------       -----   -----------       ------

    The Company believes that the amounts provided in 1997 remain adequate to complete the reductions as planned. Further, the Company does not believe that reclassification of any amounts are required as of September 30, 1998.

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

OTHER NON-OPERATING INCOME AND EXPENSES

    Other non-operating expenses of $1.7 million for the third quarter of 1998 are lower than the $4.1 million for the three months ended September 30, 1997 because of the reclassification of professional fees associated with the filing of the Voluntary Case. The other non-operating expenses are substantially higher for the nine month period ended September 30, 1998 compared to the same period last year because of a $14.5 million payment of a forbearance fee to creditors who participated in the May, 1998 forbearance agreement. The remainder of the other non-operating expenses include the costs of the investigation of the accounting irregularities, professional fees related to the negotiations with creditors, legal defense of the Company with respect to the class action and derivative lawsuits, a portion of the fees for the crisis management team and non-recurring costs relating to financial and tax matters.

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

    In the third quarter of 1997, Mercury elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. As a result of this election being effective beginning in its 1996 tax year, the Company has increased the taxable loss reported for the years ended December 31, 1996 and December 31, 1997. Accordingly, in the third quarter of 1997 for financial reporting purposes, a portion of the previously recorded deferred taxes were reclassified as currently refundable. During the first quarter of 1998, the Company received $27.4 million in tax refunds, but is unable to provide an estimate as to the expected date of receipt of the remaining tax receivable at September 30, 1998 of $52.8 million.

CREDIT LOSSES AND DELINQUENCIES

CREDIT LOSSES

    Direct finance receivables on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance receivable accounts which are contractually delinquent 150 days are charged off monthly before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize an extension if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves for the periods ended September 30 (dollars in thousands):

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Loss provision charged to income......................................  $  11,467  $  27,080  $  39,691  $  82,086
Net charge-offs against allowance.....................................     23,193     30,553     74,806     59,718
Net charge-offs against nonrefundable dealer reserves.................      8,423     20,175     33,679     64,977
Allowance for finance credit losses at end of period..................                           67,089    120,131
Dealer reserves at end of period......................................                           36,561     61,306
Ratios:
Net charge-offs against allowance annualized to average total finance
  receivables.........................................................      12.15%     11.32%     11.96%      7.21%
Net charge-offs against nonrefundable dealer reserves annualized to
  average total finance receivables...................................       4.41%      7.47%      5.38%      7.85%
Allowance for finance credit losses to total gross finance receivables
  at end of period....................................................                             8.11%     10.24%
Dealer reserves to gross sales finance receivables at end of period...                             5.17%      5.99%

DELINQUENCIES AND REPOSSESSIONS

    If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):

                                                         SEPTEMBER 30, 1998  SEPTEMBER 30, 1997  DECEMBER 31, 1997
                                                         ------------------  ------------------  -----------------
Delinquent gross receivables...........................      $   28,372          $   53,102          $  41,970
Bankrupt accounts......................................          26,702              39,034             37,037
Repossessed assets.....................................           3,996               5,517              5,167
                                                                -------             -------            -------
Total..................................................      $   59,070          $   97,653          $  84,174
                                                                -------             -------            -------
                                                                -------             -------            -------
Delinquent gross receivables and bankrupt accounts to
  gross finance receivables............................            6.66%               7.85%              7.16%
                                                                -------             -------            -------
                                                                -------             -------            -------
Delinquent gross receivables, bankrupt accounts and
  repossessed assets to gross finance receivables plus
  repossessed asset....................................            7.11%               8.28%              7.59%
                                                                -------             -------            -------
                                                                -------             -------            -------

    Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

CREDIT CARD PROGRAM

    The Company has a portfolio of approximately $54.7 million of receivables relating to a credit card program that had originations in both late 1995 and late 1996. This program generated a loss of $1.1 million prior to the allocation of interest expense during the third quarter of 1998 compared to losses of $1.5 million in the third quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

    The Company has been acquiring loans by using the cash flow from cash collections on finance receivables. Prior to January 1997, Mercury also used commercial paper extensively to fund its operations.

    As a result of net losses incurred, accounting irregularities, the bankruptcy filing and related matters, Mercury violated certain covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company is no longer permitted by the terms of certain debt instruments to pay dividends.

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

    As described in Note 4 all of the Company's debt is subject to compromise under the Plan of Reorganization. Therefore, the entire amount of outstanding debt as of September 30, 1998 of $697.7 million is identified as "Liabilities subject to Compromise under Reorganization" in the Company's financial statements.

    Pursuant to the Voluntary Case, no interest has been accrued or paid on the Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed. This has resulted in the reduction of interest expense by approximately $12.6 million from what the Company would have expected to incur had the Voluntary Case not been filed.

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

CONTINGENCIES AND LEGAL MATTERS

    On July 15, 1998 the Company filed the Voluntary Case in connection with its Plan of Reorganization. See Note 2--"Restructuring and Chapter 11 Proceedings" for more information.

    The Company has been named as a defendant in a variety of lawsuits generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities. To date, forty-five actions have been filed against the Company in the United States District Court for the Northern District of Illinois, six cases are pending against the Company in Illinois Chancery Court, and nine cases are pending in the Delaware Chancery Court. The complaints seek compensatory damages, attorneys' fees and costs.

    Forty-one of the lawsuits filed in the Northern District of Illinois are class actions which allege claims under Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. Seven of these cases were dismissed in the third and fourth quarter of 1998. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. One case pending in the Northern District of Illinois alleges non-class securities fraud and common law claims. A second case alleging similar claims was dismissed on September 9, 1998. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1998, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of negligence, fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. One of the derivative actions was amended to include allegations of RICO violations. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The Company is unable to predict the potential financial impact of the litigation. Pursuant to Section 362(a) of the Bankruptcy Code, all of the pending lawsuits against the Company are currently stayed.

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

    In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including eleven cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and
(or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

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

    The Company has two major information systems, the branch system and the financial/reporting system. Each system is currently Year 2000 compliant or ready. The Company does, however, expect to incur certain expenditures in the ordinary course with respect to routine upgrades to hardware and operating systems which costs are not expected to be material. Mercury utilizes computer software developed by external vendors and has received Year 2000 compliant upgrades which will allow the Company more than sufficient time for an orderly transition.

    Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. To minimize risk of interruption of telecommunication service, which could materially impact the operations of the Company, the Company has diversified its telecommunications providers. The Company is also instituting a communications back-up procedure, which the Company expects to have in place by the end of the first quarter of 1999.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Contingencies and Legal Matters" which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

    See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Chapter 11 Proceedings" which is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
       See Exhibit Index following the signature page

    (b) Reports on Form 8-K
       The following Current Reports on Form 8-K were filed during the second quarter of 1998:

        (i) Item 5 and Item 7 Current Report on Form 8-K filed July 10, 1998.

        (ii) Item 5 and Item 7 Current Report on Form 8-K filed July 23, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MERCURY FINANCE COMPANY
                                  (REGISTRANT)

Date: November 16, 1998                                  /s/William A. Brandt, Jr.
                                                          William A. Brandt, Jr.
                                                               PRESIDENT AND
                                                          CHIEF EXECUTIVE OFFICER

Date: November 16, 1998                                   /s/Patrick J. O'Malley
                                                            Patrick J. O'Malley
                                                          PRINCIPAL FINANCIAL AND
                                                            ACCOUNTING OFFICER

                               INDEX OF EXHIBITS

EXHIBIT NO.                                                     DESCRIPTION
------------------------  ---------------------------------------------------------------------------------------
11                        Computation of Net Income Per Share

27                        Financial Data Schedule