Form 10-K405
period 1998-12-31
MERCURY FINANCE CO
filed 1999-03-22
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                       Commission file number:  1-10176

                            MERCURY FINANCE COMPANY
              ---------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

          Delaware                                        36-3627010
          --------                                        ----------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


            100 Field Drive, Suite 340, Lake Forest, Illinois 60045
            -------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (847) 295-8600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
         Title of Each Class                       ON WHICH REGISTERED
         -------------------                       --------------------

   COMMON STOCK ($1.00 PAR VALUE)                          NONE

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No _____
                                        -----

As of March 2, 1999, 172,497,714 shares of Common Stock were outstanding (net of Treasury stock).

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 2, 1999, totaled approximately $17.2 million (based on the closing price of the Registrant's Common Stock on the OTC Bulletin Board).

The following documents are incorporated into this Form 10-K by reference:

None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I

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

RESTRUCTURING AND CHAPTER 11 PROCEEDINGS

On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court" or the "Court") for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") along with a plan of reorganization. The filing of the Voluntary Case and plan of reorganization conformed to the terms previously agreed upon between Mercury and substantially all of its lenders on May 14, 1998. On July 6, 1998, several of the litigants in the then pending securities lawsuits filed an involuntary petition in the Bankruptcy Court asking the Court to place the Company into a Chapter 11 proceeding (the "Involuntary Case"). The Involuntary Case was consolidated with the Voluntary Case and has proceeded under Case No. 98-20763. Mercury continued to operate its business as a debtor-in-possession under the Bankruptcy Code after the filing of the Voluntary Case.

None of the Company's subsidiaries were included in the Voluntary Case or the Involuntary Case. After the filing of the Voluntary Case, the Company continued to conduct its operations in the normal course through its subsidiaries, and to pay all trade debt and dealer contracts in the ordinary course, without interruption.

On March 10, 1999, the Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The effective date of the Plan is March 23, 1999 (the "Effective Date"). Under the Plan, the Company's senior lenders will receive new senior secured notes equal to 75 percent of the face value of their then current outstanding balance after the receipt of Excess Cash (as defined in the Plan) and their pro rata share of 9,500,000 (95%) shares of the initial equity of the reorganized company. The holders of subordinated notes will receive $22.5 million in new junior unsecured subordinated notes.

The shareholders will receive 500,000 shares (5%) of the initial equity of the reorganized company and three series of warrants, each exercisable for 580,000 shares of the common stock of the reorganized company, with expiration dates of three, four and five years, respectively, from the Effective Date. The exercise price of the Series A Warrants will be $15.34, the exercise price of the Series B Warrants will be $21.81 and the exercise price of the Series C Warrants will be $28.27.

The Plan provides that the Company will transfer to a certain trust established under the Plan (the "Liquidating Trust"), on the Effective Date, (i) $5 million in cash, (ii) the Company's claims against KPMG Peat Marwick and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. Holders of Securities Fraud Claims will receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In accordance with the Plan, the Company will also pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company on the Effective Date and (ii) upon verification, costs and expenses of officers, agents and employees who are no longer employed by the Company as of the first day immediately following the Effective Date (other than the claims of the estate of James A. Doyle and John N. Brincat in respect of which no obligations shall be assumed), to the extent such costs and expenses are incurred after the Effective Date in connection with their participation in an agency or government investigation, which costs and expenses are limited to $250,000 in the aggregate. The Company has also agreed to (i) pay John N. Brincat $100,000 and
(ii) release Mr. Brincat from all claims the Company may have against him, in complete settlement, satisfaction and discharge of any claims Mr. Brincat may have against the Company, subject to the approval of the United States District Court for the Northern District of Illinois by a final non-appealable order.

The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan which is attached hereto as Exhibit 2.

BACKGROUND

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

On February 7, 1997, Mercury and all of its subsidiaries, other than its insurance subsidiaries (the "Subsidiary Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with certain financial institutions, including BankAmerica Business Credit, Inc. ("BankAmerica"), which provided the Company with a $50 million credit facility. Amounts outstanding under the Loan Agreement were secured by substantially all of the property and assets of the Company and its Subsidiary Borrowers other than equipment and real estate. In addition, the Company pledged to BankAmerica all of the capital stock of each Subsidiary Borrower. This facility, combined with daily cash flows, provided the Company with sufficient working capital to operate the business, discharge significant expenses resulting from the accounting irregularities, and pay interest on its debt obligations. The facility terminated according to its terms on January 6, 1998, at which time no amounts remained outstanding.

The Company had a forbearance agreement with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. In connection with the execution of the last extension to the forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $15.2 million, was recorded as a non-operating expense in 1998.

Under the terms of the Forbearance Agreements, the Company made interest payments on senior debt at default rates of interest, subject to a maximum rate of nine percent (9.0%) and subordinated note holders received interest at a rate of five and one-half percent (5.5%). In addition, the agreements required the periodic payment of excess cash to be applied as a reduction of outstanding principal. Through May 5, 1998, approximately $307 million of principal was paid to creditors under the Forbearance Agreements, of which $154 million was paid during 1998. Subsequent to May 5, 1998, no payments of principal have been made to creditors. Pursuant to the Voluntary Case, no interest has been accrued or paid on the Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed.

On February 6, 1997, the Company suspended payment of the dividend previously announced on January 14, 1997, of $0.075 per share of Mercury common stock. In addition, on February 27, 1997, the Company adopted a stockholder rights plan designed to protect the Company's stockholders from abusive takeover tactics and from attempts to acquire control of Mercury without offering a fair price to all of the Company's stockholders. The plan did not preclude the Board of Directors from considering and accepting an offer if the Board believes it is in the best interest of the Company, its creditors and stockholders.

On February 18, 1997, the Company advised KPMG Peat Marwick LLP ("KPMG"), its independent accountants, that the Company was discontinuing KPMG's services. The Company then engaged Arthur Andersen LLP as the Company's new independent accountants. See Item 9 "Changes In and Disagreements with Accountants on Accounting and Financial Disclosures."

On March 28, 1997, Mercury entered into a Stock Purchase Agreement with Frontier Insurance Group, Inc. to sell the stock of Lyndon Insurance Company ("Lyndon") for $92 million in cash. Lyndon was acquired by the Company in October, 1995, from ITT for $72.5 million and the assumption of Lyndon's net liabilities.
Since then, other smaller insurance operations of the Company had been combined with Lyndon. The sale which closed on June 3, 1997, resulted in a loss to Mercury of approximately $30 million that was recorded in the first quarter of 1997. In addition, the earnings of Lyndon from the date of the agreement through the date of sale aggregating approximately $2 million accrued to the benefit of the buyer. Management determined that it was in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon was not considered the discontinuation of a business. The loss associated with the sale of Lyndon was not tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.

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

BRANCH OFFICE NETWORK/OPERATION

In December, 1997, the Company announced the implementation of its business plan for 1998 which provided for the exit from non-profitable market areas and the closing of branches which were considered redundant in consideration of nearby locations. The existing portfolios of the closed branches were either transferred to nearby continuing branches or consolidated into 5 branches which continue to exist in order to collect the remaining portfolio. As of December 31, 1998, Mercury had 157 operating branches.

The continuing branch operations are divided into 21 geographically organized districts, with each district headed by a regional director. A regional director is generally responsible for six to twelve offices (depending on size and geographical dispersion). Regional directors report to four Group Vice Presidents. A summary of the operating branches by state is as follows:

State                         Office Locations        State                     Office Locations
-----                         ----------------        -----                     ----------------
Alabama                             1                 Nevada                               2
Arizona                             2                 New Mexico                           1
Colorado                            1                 New York                             2
Delaware                            1                 North Carolina                       7
Florida                            13                 Ohio                                 9
Georgia                             6                 Oklahoma                             1
Illinois                           12                 Pennsylvania                         5
Indiana                             5                 South Carolina                       4
Kansas                              1                 Tennessee                            2
Kentucky                            2                 Texas                               14
Louisiana                          32                 Virginia                            11
Michigan                            4                 Washington                           1
Mississippi                        11                 Wisconsin                            4
                                                                                         ---
Missouri                            3
                                                      TOTAL                              157
                                                                                         ===

In addition, Midland Finance Co., a subsidiary of the Company, has one operating office located in Chicago, Illinois.

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

Beginning in 1994, the Company began to experience a significant level of turnover in its branch staff as a result of increased demand for experienced personnel by competitors. After the announcement of the accounting irregularities, the Company experienced further difficulty in retaining and hiring qualified consumer lending professionals. During 1998, the rate of turnover in management positions has declined and, although still a cause for concern, management believes that the turnover rate is no greater than that experienced by the Company prior to discovery of the accounting irregularities.

The business mix of Mercury's branch office network between sales finance receivables (which constitutes 85% of total gross receivables) and direct consumer loans (which constitutes 15% of total gross receivables) is generally consistent within the 21 supervisory districts of the country. The business mix in any one branch office is dependent upon the location of the office and the background of an office's loan personnel.

LOAN AND CONTRACT ORIGINATION AND MARKETING

Historically, Mercury originated loans and acquired individual sales finance contracts through its office network based upon a decentralized approval process tailored to the market in which its specific offices operated. All credit extensions were reviewed and approved at the branch level with extensions of credit in excess of preset limits requiring approval by a regional director. In 1998, Mercury initiated 16 regional centralized purchasing offices that review and approve the acquisitions of sales finance contracts for a majority of the Company's volume. Through this process, management believes that underwriting criteria will be applied more consistently while still allowing for flexibility to be responsive to local market conditions. In addition, the realignment will release branch personnel from making credit decisions and will allow for greater emphasis to be placed on cash collections and expanding dealer relationships.

Installment sales finance receivables which originate with local dealers (household goods, appliance and automobile) are subjected to the same credit review and credit worthiness policies as direct consumer loans. A specific installment sales finance contract is acquired only after objective investigations of the credit worthiness of the borrower and a determination of the underlying value of the asset through use of industry publications, combined with the subjective assessment by underwriters. Every sales finance contract is reviewed individually and extensions of credit are made based upon the credit worthiness of each customer.

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

INSURANCE OPERATIONS

In conjunction with their lending practices, the consumer finance subsidiaries offer credit life, accident and health and property insurance to borrowers who obtain financing directly from the consumer finance subsidiaries, and to borrowers under sales finance contracts acquired from merchants and automobile dealers. Notwithstanding the disposition of Lyndon, Mercury continues to offer a variety of insurance and insurance related products through third party carriers and MFN Insurance Company.

Lyndon was engaged in the business of direct writing of credit life, accident and health and various other credit related insurance policies for customers of Mercury and other companies. Prior to disposition, Lyndon Life was licensed in forty-eight states and Lyndon Property was licensed in forty-seven states. Lyndon subsidiaries, Mercury Life and Gulfco Life were engaged primarily in the business of reinsuring and direct writing, respectively, of credit life and accident and health insurance policies issued to borrowers under finance receivables and sales finance contracts acquired by Mercury. The policies insured the holder of a sales finance contract or other debt instrument for the outstanding balance payable in the event of death or disability of the debtor. Premiums were earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holder. As described above, Lyndon (including its subsidiaries) was disposed of on June 3, 1997. Management has determined that it is in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company ("MFN"). MFN provides aggregate coverage for incurred losses in excess of targeted loss ratios through a reinsurance agreement with the primary carrier. As a result, the sale of Lyndon is not considered the discontinuation of a business.

SOURCE OF FUNDS

Mercury funds its operations primarily through collections of principal and interest from finance receivables and the sale of debt securities. At December 31, 1998, Mercury had total debt of $698 million. Of this total, 48.6% was in commercial paper and notes, 48.2% was in fixed rate senior term notes and 3.2% was in fixed rate subordinated term notes. In addition, Mercury previously had a $50 million credit facility which expired on its own terms in January, 1998, with no amounts then outstanding thereunder.

As indicated above, as a result of the accounting irregularities, the Company's credit rating has been downgraded and consequently, the Company does not have access to the commercial paper markets and is not now obtaining additional financing. Proceeds from the collection of existing sales finance contracts have provided sufficient working capital for operations, since collections exceed originations. Lower amounts are being spent on new sales finance contracts due to the reduction in the number of operating branches and the stricter underwriting criteria. Additionally, the Company's relief from paying principal and interest under the Voluntary Case has also provided capital to the Company.

COMPETITION

The consumer finance business is intensely competitive. Mercury competes with other consumer finance companies, personal loan departments of commercial banks, federally insured credit unions, industrial banks, credit card issuers and companies which finance the sales of their own merchandise or the merchandise of others.

In the last two years, a number of Mercury's competitors have announced that they have exited the sub-prime sales finance industry, have no funds available to acquire additional sales finance contracts or have tightened credit standards resulting in lower volumes. While this may be a sign that competitive pressures should be easing, there still appears to be no shortage of alternatives for auto dealers attempting to sell sales finance contracts.

EMPLOYEES

As of December 31, 1998, Mercury had approximately 1,380 employees. None of its employees are represented by a collective bargaining agreement.

GOVERNMENT REGULATION

All consumer finance operations are subject to federal and state regulations. Personal loan lending laws and laws regulating the acquisition of retail installment contracts generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the business is conducted under licenses issued by individual states. Each licensed office is subject to periodic examination by state regulatory authorities. The state licenses are revocable for cause. Mercury believes that its current operations comply in all material respects with these regulations. Mercury is also subject to the provisions of the Federal Consumer Credit Protection Act and its related regulations.

Credit insurance offered in connection with the direct lending and sales finance activities of Mercury and the premiums payable by credit customers and commissions payable by insurers to the originators of such insurance are also subject to state laws and regulations.

ITEM 2

PROPERTIES

The executive offices of Mercury are located at 100 Field Drive, Lake Forest, Illinois 60045, telephone number (847) 295-8600. Mercury occupies approximately 11,750 square feet of a modern office building subject to a lease having a term expiring on March 31, 2002. Mercury also leases space for all its branch offices. The leases for the branch offices are generally for terms from 3 to 5 years. Total rent expense for the Company approximated $3,667,000, $4,571,000 and $4,392,000 in 1998, 1997 and 1996, respectively.

ITEM 3.

LEGAL PROCEEDINGS

On July 15, 1998, the Company filed the Voluntary Case along with its plan of reorganization. The Court entered an order confirming the Plan on March 10, 1999. See "Item 1 Restructuring and Chapter 11 Proceedings" for more information.

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

Forty-one of the lawsuits filed in the Northern District of Illinois are class actions which generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. Seven of these cases were dismissed in 1998. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. One case pending in the Northern District of Illinois alleges non-class securities fraud and common law claims. A second case alleging similar claims was dismissed on September 9, 1998. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1997, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The case pending in Municipal Court in Hamilton, Ohio, alleges violations of Ohio state securities laws and common law. Pursuant to Section 362(a) of the Bankruptcy Code, all of the pending lawsuits against the Company were stayed after the filing of the Voluntary Case.

Pursuant to the Plan, the Company will transfer to a certain trust established under the Plan (the "Liquidating Trust"), on the effective date of the Plan, (i) $5 million in cash, (ii) the Company's claims against KPMG Peat Marwick and
(iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. Holders of Securities Fraud Claims will receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In accordance with the Plan, the Company will also pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company on the effective date of the Plan and (ii) upon verification, costs and expenses of officers, agents and employees who are no longer employed by the Company as of the first day immediately following the effective date of the Plan (other than the claims of the estate of James A. Doyle and John N. Brincat in respect of which no obligations shall be assumed), to the extent such costs and expenses are incurred after the effective date of the Plan in connection with their participation in an agency or government investigation, which costs and expenses are limited to $250,000 in the aggregate. The Company has also agreed to (i) pay John N. Brincat $100,000 and (ii) release Mr. Brincat from all claims the Company may have against him, in complete settlement, satisfaction and discharge of any claims Mr. Brincat may have against the Company, subject to the approval of the United States District Court for the Northern District of Illinois by a final non-appealable order.

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

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings generally referred to as consumer finance litigation. A number of such actions are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

The Company recognizes the expense for litigation when the incurrance of loss is probable and the amount of such loss is estimable. Based upon the confirmation of the Plan, as described above, which provides for the settlement of all claims and lawsuits against the Company arising out of the financial irregularities in exchange for payments in the aggregate of $18.950 million, the Company recorded a provision and related accrual for $18.950 million during 1998. However, because of the uncertainty that still surrounds the consumer finance litigation, no accrual has been made for the majority of these lawsuits at December 31, 1998. The costs to defend against this litigation are expensed as incurred.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Mercury Finance Company has been trading on the OTC Bulletin Board under the symbol "MFNNQ" since May 20, 1998. Prior thereto, the Company's common stock traded on the New York Stock Exchange. On December 31, 1998, Mercury had approximately 4,453 holders of record of common stock, exclusive of holders of shares in "street" or nominee names. The following table sets forth the high and low closing sale prices as reported on the OTC Bulletin Board and the New York Stock Exchange, as the case may be, during the last two fiscal years. The table also indicates the cash dividends declared by the Company per share during such periods.

                                                         1998                                        1997
                                       ----------------------------------------     --------------------------------------
                                                                     Dividends                                  Dividends
                                          High          Low          Declared          High         Low          Declared
                                       -----------  ------------   -------------    -----------  ---------    --------------
First Quarter........................     $ .875       $   .5            0           $ 15.75       $1.875          $.075
Second Quarter.......................      .6875        .0625            0              2.75          1.5              0
Third Quarter........................        .16         .075            0            2.6875        1.375              0
Fourth Quarter.......................       .085         .035            0              1.75           .5              0

On January 14, 1997, the Board of Directors declared a dividend of $0.075 per share of Mercury Common Stock to be payable March 3, 1997, to holders of record at February 17, 1997. On February 6, 1997, the Company suspended payment of this dividend.

Based on existing defaults and events of default under the Company's Senior and Subordinated Note Agreements and the filing of the Voluntary Case, no dividends may be paid on the common stock of the Company. The amount owing as a result of the declared but unpaid dividend from early 1997 is included in liabilities subject to compromise under reorganization at December 31, 1998.

ITEM 6

SELECTED FINANCIAL DATA

Introduction
------------

All financial information included herein reflects the adjustments to correct for the irregularities described in Item 1, "Business - Background."

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                        Years ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                            1998          1997          1996           1995          1994
SUMMARY INCOME STATEMENT
  Interest income......................................   $181,093    $  235,621     $  271,889     $  255,066    $  211,565
  Interest expense (Note 1)............................     38,593        86,529         64,789         57,303        39,375
                                                          --------    ----------     ----------     ----------    ----------

  Net interest income before provision for                 142,500       149,092        207,100        197,763       172,190
    Finance credit losses..............................
  Provision for finance credit losses..................     56,790       106,374        215,171         32,641         7,376
                                                          --------    ----------     ----------     ----------    ----------
  Net interest income/(loss) after provision                85,710        42,718         (8,071)       165,122       164,814
    For finance credit losses..........................
  Other income.........................................     13,191        47,080        101,985         58,349        40,907
  Other expenses.......................................     85,295       128,005        143,297        103,363        64,731
                                                          --------    ----------     ----------     ----------    ----------

  Operating income/(loss) before income tax                 13,606       (38,207)       (49,383)       120,108       140,990
    provisions/(benefits)..............................
  Non-operating expenses...............................    (61,176)      (52,236)             0              0             0
  Income tax provision/(benefit).......................      6,000       (16,250)       (20,415)        45,979        54,445
                                                          --------    ----------     ----------     ----------    ----------

  Net income/(loss)....................................   $(53,570)   $  (74,193)    $  (28,968)    $   74,129    $   86,545
                                                          ========    ==========     ==========     ==========    ==========

Weighted average common shares outstanding:
    Basic..............................................    172,498       172,489        172,768        172,449       173,342
                                                          ========    ==========     ==========     ==========    ==========
    Diluted............................................    172,498       172,489        172,768        174,109       175,150
                                                          ========    ==========     ==========     ==========    ==========

Per share net income/(loss) attributable to common
 shares
    Basic..............................................   $  (0.31)   $    (0.43)    $    (0.17)    $     0.43    $     0.50
                                                          ========    ==========     ==========     ==========    ==========
    Diluted............................................   $  (0.31)   $    (0.43)    $    (0.17)    $     0.43    $     0.49
                                                          ========    ==========     ==========     ==========    ==========

Dividend per share declared                               $      0    $     .075     $      .30     $      .25    $      .19
                                                          ========    ==========     ==========     ==========    ==========

SELECTED BALANCES AT YEAR END
  Total assets.........................................   $798,683    $  979,404     $1,543,360     $1,598,098    $1,036,403
  Total gross finance receivables......................    793,268     1,175,439      1,396,081      1,441,288     1,272,430
  Total finance receivables (Net of unearned charges)..    643,705       971,377      1,160,423      1,197,776     1,039,867
  Allowance for finance credit losses..................     53,485       102,204         97,762         46,366        22,488
  Nonrefundable dealer reserves........................     36,820        52,731         89,378         61,961        66,477
  Senior debt, commercial paper and notes..............    339,340       416,731        525,051        489,990       449,945
  Senior debt, term notes..............................    335,905       412,514        488,625        438,750       265,375
  Subordinated debt....................................     22,500        22,500         22,500         29,500        35,500
  Stockholders' equity.................................     29,130        82,700        168,885        259,487       227,514

SELECTED RATIOS
  Net income/(loss) to average total assets............      (6.30%)       (5.94%)        (1.88%)         6.01%         9.71%
  Net income/(loss) to average stockholders' equity....     (83.82%)      (64.20%)       (12.85%)        29.64%        40.23%
  Total stockholders' equity to total assets...........       3.65%         8.44%         10.94%         16.24%        21.95%
  Earnings to fixed charges (Note 2)...................          -             -              -           3.05          4.48
  Deficiency of fixed charges coverage (Note 2)........   $ 57,934    $   90,443     $   49,383            N/A           N/A

Note 1. Pursuant to the Voluntary Case, no interest has been accrued or paid on the Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed. This has resulted in the reduction of interest expense by approximately $27 million from what the Company would have expected to incur had the Voluntary Case not been filed (assuming default rates of interest).

Note 2. SEC Regulation S-K requires the disclosure of the ratio of earnings to fixed charges except where the ratio falls below 1, then the deficiency shall be disclosed in dollar terms.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in tables in thousands)

The following discussion is intended to assist readers in their analysis of the accompanying consolidated financial statements and notes that are presented elsewhere in this report.

                                    OVERVIEW
                                    --------

Mercury continued its financial and operating restructuring in 1998. After reaching agreement with its senior lenders as to the terms of a formal restructuring, Mercury filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois for relief under Chapter 11 of Title 11 of the United States Code on July 15, 1998. Mercury's financial statements for 1998 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("SOP 90-7"). Therefore, the financial statements as of December 31, 1998 and for the year then ended are not comparable with the prior years and are not indicative of what the results of operations would have been in the absence of the filing of the Voluntary Case.

Mercury continued to experience strong competition in 1998. Although the industry shake-out that occurred in 1997 and 1998 reduced the number of companies in the sub-prime specialty finance arena, there still exists sufficient competitors on a national and regional level to continue the pricing and credit pressures that had been experienced during the past few years.

Mercury had previously responded to the competitive pressures by reducing credit standards while accepting lower pricing on sales finance contracts and introducing new products that ultimately proved to be unprofitable. During late 1997 and in 1998, Mercury changed its lending practices by implementing tighter credit standards and was successful in significantly reducing delinquencies and charge-offs on new accounts, but at a significantly lower volume of originations. Delinquencies and charge-offs on the older accounts continue to be at the higher historical levels.

These factors combined with a high level of employee turnover at the branch level and interest expense at default rates caused the Company to incur an operating loss for 1997. Although operating results improved during 1998, the Company would have incurred an operating loss for the year except that no interest expense was recorded on the parent company debt since July 15, 1998, the date the Voluntary Case was filed.

                              FINANCIAL CONDITION
                              -------------------

ASSETS AND FINANCE RECEIVABLES

During 1998, total assets of Mercury decreased 18.5% to $798.7 million at December 31, 1998. The decline of total assets can be attributed to a reduction in finance receivables and the write-down of the credit card portfolio to its net realizable value. Total assets decreased 36.5% in 1997 to $979 million at year end. The decline of total assets in 1997 from 1996 was due to the sale of Lyndon combined with a decrease in sales finance receivables.

Total finance receivables decreased 33.7% in 1998 compared to 1997 (from $971.4 million to $643.7 million) after a 16.3% decrease in 1997 over 1996 ($1,160.4 million). Finance receivables decreased in 1998 as a result of a lower level of new volume due to increased credit standards, and a fewer number of branches, continuing the trend that commenced in 1997. During 1997, disruption caused by the accounting irregularities also contributed to the lower volume of originations. The number of branches open at December 31, 1998, 1997 and 1996 were 157, 218 and 287, respectively. The Company's offices in Texas, Florida and Illinois accounted for approximately 13%, 13% and 12% of gross sales and direct finance receivables at December 31, 1998.

From late 1997 through 1998, the Company implemented a restructuring plan to close approximately 110 branches and reduce branch personnel by 260. The Company recorded a provision in 1997 for the branch restructuring in the amount of $3.7 million of which $2.8 million has been utilized as of December 31, 1998. In addition, $0.3 million has been credited to income in 1998 as the Company expects that the full amount of the original 1997 estimated provision will not be required. This reduction in the provision is primarily due to a change in estimates of employee severance and retention payments based on actual experience during 1998. For additional information on branch closings, see "Restructuring Charges."

The following tables summarize the composition of finance receivables at December 31:

                                                    1998            1997

Gross Finance Receivables:
Direct                                          $ 117,136       $  149,624
Sales                                             676,132          954,319
                                                ---------       ----------
Total gross finance receivables                   793,268        1,103,943
Less:  Unearned finance charges                  (146,978)        (200,820)
       Unearned commissions and other              (2,585)          (3,242)
                                                ---------       ----------
Sales and direct finance receivables              643,705          899,881
Credit card (See below)                                 0           71,496
                                                ---------       ----------
Total finance receivables                       $ 643,705       $  971,377
                                                =========       ==========

The credit card portfolio had a gross receivables balance of approximately $50.6 million as of December 31, 1998. In December 1998, the Board of Directors approved the terms of a sale of the credit card portfolio. The sale price was below the carrying value of the portfolio and accordingly the Company recorded a $15.8 million charge in 1998 to reduce the portfolio to its net realizable value. In addition, the portfolio has been classified as assets held for sale at December 31, 1998. The sale of the credit card portfolio was consummated on March 2, 1999.

ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES

Mercury originates direct consumer loans, acquires individual sales finance contracts from third party dealers and provided revolving credit to individuals through a Visa affiliated program. The Company maintains an allowance for finance credit losses that are expected to be incurred on receivables that have demonstrated a risk of loss based upon delinquency or bankruptcy status.

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

Each period, the provision for finance credit losses in the income statement results from the combination of (a) an estimate by management of loan losses that occurred during the current period and (b) the ongoing adjustment of prior estimates of losses. As the specific borrower and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for finance credit losses. If, subsequent to a charge off, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded, decreasing current period charge offs.

In 1996, Mercury adopted a loss reserving methodology commonly referred to as "static pooling." The static pooling methodology provides that the Company stratify the components of its sales finance receivable portfolio (i.e. dealer reserve, principal loan balances and related chargeoffs) into separately identified pools based upon the period the loans were acquired. Mercury defines a pool as loans acquired within a given month. The application of the static pooling methodology increased the 1996 provision for credit losses by $89 million.

Reserve requirements for sales finance, direct and credit card receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e. 30, 60, 90 and 120 days past due). These assumed losses are utilized to determine the projected cash flows from each impaired category. The projected cash flow is then discounted at the loan's original yield to estimate the net present value of the impaired loans. A reserve is established in an amount sufficient to reduce the book value of the impaired receivable to its net present value. Repossessed collateral is valued at an estimate of its fair value, less selling costs.

The following is a summary of the activity in the allowance for finance credit losses for the years ended December 31:

                                                                     1998        1997       1996
Balance at beginning of year                                       $102,204   $  97,762   $ 46,366
Provision charged to expense                                         56,790     106,374    215,171
Finance receivables charged-off, net of recoveries                  (99,409)   (101,932)   (89,326)
Transfer to nonrefundable dealer reserves                                 0           0    (74,449)
Transfer to credit card portfolio held for sale                      (6,100)          0          0
                                                                   --------   ---------   --------
Balance at end of year                                             $ 53,485   $ 102,204   $ 97,762
                                                                   ========   =========   ========

Allowance as a percent of total finance receivables outstanding        8.31%      10.52%      8.42%
                                                                   ========   =========   ========

The decrease in the provision for finance credit losses in 1998 and 1997 is due to an improvement in the delinquencies and charge-offs as a result of stricter credit standards combined with an overall reduction in the finance receivable balances. In addition, the 1996 provision was increased by approximately $89 million as a result of the adoption of the static pooling methodology of accounting for loss reserves.

NONREFUNDABLE DEALER RESERVES

Mercury acquires a majority of its sales finance contracts from dealers at a discount. Mercury negotiates the amount of the discount with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the years ended December 31:

                                                             1998       1997        1996
Balance at beginning of year                               $ 52,731   $ 89,378   $  61,961
Discounts acquired on new volume                             24,982     45,010      67,442
Losses absorbed                                             (40,893)   (81,657)   (114,474)
Transfer from the allowance for finance credit losses             0          0      74,449
                                                           --------   --------   ---------
Balance at end of year                                     $ 36,820   $ 52,731   $  89,378
                                                           ========   ========   =========

Reserve as a percent of gross sales finance receivables        5.45%      5.53%       7.71%
                                                               ====       ====        ====

Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables. The decrease in the percentage of nonrefundable dealer reserve is due to a lower percentage of dealer reserve being obtained on 1998 and 1997 volume as a result of the improvement in the quality of the new volume.

The discount acquired on new volume decreased in 1998 and 1997 primarily as a result of lower volume levels.

INCOME TAX ACCOUNTS

At December 31, 1997, the Company had recorded an income tax receivable of $79.9 million. This balance was comprised of three primary items: (i) refund claim for the amendment of 1995 and prior income tax returns for the accounting irregularities, (ii) the carryback of the net operating loss for 1996 to prior periods and (iii) an estimate of the carryback of the net operating loss for 1997 to prior periods. During 1998, the Company received payments of approximately $78 million.

A provision of the Taxpayer Relief Act of 1997, signed into law in August, 1997, was to reduce the Net Operating Loss (NOL) carryback period from three years to two years for tax years beginning after August 5, 1997. For financial reporting purposes, the change in tax law raises a question as to the future realizability of the deferred tax asset that would be recorded in the financial statements as of December 31, 1998 and 1997 because as of January 1, 1998, the reversal of the temporary differences giving rise to the deferred taxes can no longer be carried back to periods of taxable income. Accordingly, a full valuation allowance on deferred tax assets has been recorded at December 31, 1998 and 1997.

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

LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION.

THE FOLLOWING TABLE SHOWS THE LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION AS OF DECEMBER 31, 1998. THESE LIABILITIES HAVE BEEN RECORDED AT AMOUNTS THAT THE COURT WAS EXPECTED TO ALLOW AS CLAIMS RATHER THAN ESTIMATES OF THE AMOUNTS FOR WHICH THE CLAIMS MAY BE SETTLED. THERE WERE NO LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION AS OF DECEMBER 31, 1997.

                                                                                     1998
Senior debt, commercial paper and notes                                            $339,340
Senior debt, term notes                                                             335,905
Subordinated debt                                                                    22,500
Dividends payable                                                                    12,937
Pre-petition accrued interest                                                         8,393
Restructuring fee                                                                       695
                                                                                   --------
   Total liabilities subject to compromise under reorganization                    $719,770
                                                                                   ========

DEBT

As a result of net losses incurred, accounting irregularities, and related matters, Mercury violated certain covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company was no longer permitted by the terms of certain debt instruments to pay dividends.

The Company had a forbearance agreement with its lenders which, including extensions, expired July 15, 1998. In connection with the execution of an extension to the previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $15.2 million was recorded as a non-operating expense in 1998.

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

As described in Note 3 to the Consolidated Financial Statements, all of the Company's debt is subject to compromise under the Plan of Reorganization. Therefore, the entire amount of outstanding debt as of December 31, 1998 of $697.7 million is identified as "Liabilities subject to compromise under reorganization" in the Company's financial statements.

Pursuant to the Voluntary Case, no interest has been accrued or paid on the Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed. This has resulted in the reduction of interest expense by approximately

$27 million from what the Company would have expected to incur had the Voluntary Case not been filed (assuming default rates of interest).

The following table represents Mercury's debt instruments and the corresponding stated rates on the debt as of December 31:

                           1998                 1997                1996
                      ---------------     ---------------     -----------------
                      Balance   Rate      Balance   Rate       Balance    Rate
Senior Debt:
  Commercial paper
    and notes         $339,340   5.7%     $416,731   5.7%     $  525,051   5.6%
  Term notes           335,905   7.0%      412,514   7.0%        488,625   7.0%
Subordinated debt       22,500  10.3%       22,500  10.3%         22,500  10.3%
                      --------  ----      --------  ----      ----------  ----
      Total           $697,745   6.5%     $851,745   6.5%     $1,036,176   6.4%
                      ========  ====      ========  ====      ==========  ====

LITIGATION ACCRUAL

Based upon the confirmation of the Plan, which provides for the settlement of all claims and lawsuits against the Company arising out of the financial irregularities in exchange for payments in the aggregate of $18.950 million, the Company recorded a liability for such amount at December 31, 1998.

STOCKHOLDERS' EQUITY

Total stockholders' equity at December 31, 1998 was $29.1 million which compares with $82.7 million at December 31, 1997. During 1998, Mercury had a net loss of $53.6 million. The Company did not declare any dividends or repurchase any shares of common stock during the year. At December 31, 1998, Mercury's stockholders' equity as a percent of total assets was 3.7% which compares with 8.4% at December 31, 1997.

Total stockholders' equity at December 31, 1997 was $82.7 million which compares with $168.9 million at December 31, 1996. During 1997, Mercury had a net loss of $74.2 million, and declared, but did not pay, dividends of $12.9 million. At December 31, 1997, Mercury's stockholders' equity as a percent of total assets was 8.4% which compares with 10.9% at December 31, 1996.

                             RESULTS OF OPERATIONS
                             ---------------------

NET LOSS

For the year ended December 31, 1998, Mercury reported a net loss of $53.6 million compared to net losses of $74.2 million and $29.0 million for 1997 and 1996, respectively. Operating results improved in 1998 from 1997 and 1996 due in part to a lack of interest expense being recorded since July 15, 1998, the date the Voluntary Case was filed. However, both 1998 and 1997 net results were negatively impacted by a number of non-operating expenses aggregating $61.2 million and $52.2 million, respectively.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of Mercury's net loss is net interest income which is the difference between interest income and interest expense before provision for finance credit losses. For the year ended December 31, 1998, net interest income was $142.5 million, which compares with $149.1 million and $207.1 million in 1997 and 1996, respectively. For the year ended December 31, 1998, Mercury's net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 15.85%. This compares with a net interest margin of 12.68% and 14.73% in 1997 and 1996, respectively. The increase in net interest margin in 1998 is due to the Voluntary Case which provided for no interest to be paid or accrued by the Company after July 15, 1998. The change in the net interest margin in 1997 was primarily the result of the increase in interest expense to default levels of interest expense beginning in February, 1997. The interest income rate increased in 1998 and 1997 due to the sale of

Lyndon in 1997 which had a substantial amount of investments that earned a relatively low rate of interest compared to the finance receivables. The following table summarizes net interest income and the net interest margin for the three years ended December 31:

                                                   1998          1997         1996
Average interest earning assets                $  899,041   $  1,176,194  $ 1,405,916
Average interest bearing liabilities              739,645        963,431      984,904
                                               ----------   ------------  -----------
Net                                            $  159,396   $    212,763  $   421,012

Interest income                                $  181,093   $    235,621  $   271,889
Interest expense                                   38,593         86,529       64,789
                                               ----------   ------------  -----------
Net interest income before provision for
  finance credit losses                        $  142,500   $    149,092  $   207,100

Rate earned                                         20.14%         20.03%       19.34%
Rate paid                                            5.22%          8.98%        6.58%
                                                ----------   -----------  ----------
Net                                                 14.92%         11.05%       12.76%

Net interest margin                                 15.85%         12.68%       14.73%
                                                =========    ===========  ===========

OTHER OPERATING INCOME

In addition to finance charges and interest, Mercury derives premiums and commission income from the sale of other credit related products. These products include the issuance of credit life, accident and health and other credit insurance policies to borrowers of Mercury.

During 1996, Mercury earned insurance premiums on business Lyndon had underwritten through outside distributors, business in a run-off mode from subsidiaries of its prior owner, and through Mercury's branch offices.
Insurance premiums declined in 1998 and 1997 as a result of the sale of Lyndon in June 1997. However, Mercury continued to participate in the credit insurance business through its wholly-owned subsidiary, MFN Insurance, which was formed in 1997. Insurance commission, fees and other income declined during 1998 and 1997 corresponding to the decrease in volume and finance receivables outstanding.
The following table summarizes the amounts earned from these products for the three years ended December 31:


                                                       1998      1997      1996
Insurance premiums                                   $ 4,027   $35,660   $ 83,277
Insurance commissions, fees and other                  9,164    11,420     18,708
                                                    --------   -------   --------
Total                                                $13,191   $47,080   $101,985
                                                    ========   =======   ========

Other operating income as a % of average interest
  earning assets                                        1.47%     4.00%      7.25%
                                                    ========   =======   ========

OTHER OPERATING EXPENSES (EXCLUDING RESTRUCTURING EXPENSES)

In addition to interest expense and the provision for finance credit losses, Mercury incurs other operating expenses in the conduct of its business. During 1998, other operating expenses decreased 31.1% from 1997. During 1997, other operating expenses decreased 13.3% from 1996. The 1998 and 1997 decrease as compared to 1996 is the result of the sale of Lyndon as of June 3, 1997 and the reduction in the number of operating branches. The following table summarizes the components of other operating expenses for the three years ended December 31:

                                                                 1998      1997       1996
Salaries and employee benefits                                 $49,142   $ 56,799   $ 54,942
Incurred insurance claims expense and other underwriting
  expense                                                        1,121     20,466     47,243
Other operating expenses (excluding restructuring expenses)     35,376     47,015     41,112
                                                               -------   --------   --------
Total                                                          $85,639   $124,280   $143,297
                                                               =======   ========   ========

Operating expenses excluding restructuring charges
  as a % of average interest earning assets                       9.53%     10.57%     10.19%
                                                               =======   ========   ========

RESTRUCTURING CHARGES

During 1997 and 1998, the Company implemented a restructuring plan to close approximately 110 branches and reduce branch personnel by 260. The Company recorded a provision in 1997 for the restructuring in the amount of $3.725 million ($0.02 per common share) of which $2.831 million has been utilized by December 31, 1998. In addition, $0.344 million has been credited in 1998 as the Company expects that the full amount of the original 1997 estimated provision will not be required. This reduction in the provision is primarily due to change in estimates of employee severance and retention payments based on actual experience during 1998. These charges and their utilization through December 31, 1998 and estimated utilization for 1999 are summarized in the following table:

                                                                                  Amounts Expected
                                        Amounts       Amounts         Amounts           to be
                                        Charged       Utilized       Utilized         Utilized
                                        In 1997       in 1997         in 1998          In 1999
Asset and leasehold write-offs           $1,200         $200          $1,079              $ 75
Lease buyouts and other expenses          1,025          101             799               100
Employee severance and retention          1,500            0             652               375
                                         ------         ----          ------              ----
  Total                                  $3,725         $301          $2,530              $550
                                         ======         ====          ======              ====

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

Reserves for assets and leasehold improvements written-off are utilized at the date of disposal or the final date of the lease.

OTHER NON-OPERATING EXPENSES

Other non-operating expenses are as follows:

                                                     1998               1997
Corporate counsel                                  $ 2,056            $ 2,836
Investment banking                                   2,045              2,657
Creditor attorneys and advisors                      2,235              2,584
Independent accountants                              1,059              2,469
Management consultants                               2,336              2,399
Special investigation                                    0              1,919
Bank line of credit fees                               121              1,650
Bank of Boston settlement                                0              1,600
Board of Directors representation                    1,312              1,132
Forbearance fee                                     15,176                  0
Other                                                   86              1,437
                                                   -------            -------
  Total                                            $26,426            $20,683
                                                   =======            =======

INCOME TAXES

The effective rate of tax (provision)/benefit applicable to the net loss in 1998, 1997 and 1996 was (12.6%), 18.0% and 41.3%, respectively.

The negative effective tax rate in 1998 is primarily due to a valuation adjustment to finance receivables and certain expenses incurred in connection with the restructuring which were not deductible for tax purposes. The lower effective tax rate in 1997 is primarily due to the loss on the sale of Lyndon which was not deductible for tax purposes.

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

The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves:

                                                           1998      1997       1996
Loss provision charged to income                         $56,790   $106,374   $215,171
Net charge-offs against allowance                         99,409    101,932     89,326
Net charge-offs against nonrefundable dealer reserves     40,893     81,657    114,474
Allowance for finance credit losses at end of period      53,485    102,204     97,762
Dealer reserves at end of period                          36,820     52,731     89,378

RATIOS

                                                            1998       1997       1996

Net charge-offs against allowance to average total
  finance receivables                                      12.30%      9.44%      7.54%
Net charge-offs against nonrefundable dealer reserves
  to average total finance receivables                      5.06%      7.56%      9.66%
Allowance for finance credit losses to total gross
  finance receivables at end of period                      6.74%      9.26%      7.45%
Dealer reserves to gross sales finance receivables
  at end of period                                          5.45%      5.53%      7.71%

DELINQUENCIES AND REPOSSESSIONS

The Company generally suspends the accrual of interest when an account becomes 60 days or more contractually delinquent and no full contractual payment is received in the month the account obtains such status or if the borrower has filed for bankruptcy protection. The following table sets forth certain information with respect to the contractually delinquent receivables and repossessed assets as of December 31 (excluding activity relating to the credit card portfolio):

                                                         1998      1997
                                                       --------  --------
Delinquent gross receivables                           $19,938   $34,430
Bankrupt accounts                                       23,607    37,037
Repossessed assets                                       3,836     5,167
                                                       -------   -------
Total                                                  $47,381   $76,634
                                                       =======   =======

Delinquent gross receivables and bankrupt accounts
  to gross finance receivables                            5.49%     6.47%
                                                       =======   =======

Delinquent gross receivables, bankrupt accounts and
  repossessed assets to gross finance
  receivables plus repossessed assets                     5.94%     6.91%
                                                       =======   =======


Loan collateral is repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

CREDIT CARD PROGRAM

The Company had a portfolio of approximately $50.6 million and $71.5 million of receivables at December 31, 1998 and 1997, respectively, relating to a credit card program that had solicitations in 1995 and 1996. This program generated losses prior to the allocation of interest expense of $3.9 million in 1998, $5.0 million in 1997 and $1.4 million in 1996.

During 1998, the Company negotiated a sale of the credit card portfolio for $27.9 million, net of selling expenses. As a result, the Company reclassified these assets at December 31, 1998 as "credit card portfolio held for sale" and recorded a $15.8 million loss on the sale in 1998. The sale of the credit card portfolio was consummated on March 2, 1999.

DISPOSITION OF LYNDON

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

                       LIQUIDITY AND FINANCIAL RESOURCES
                       ---------------------------------

As a result of net losses incurred, accounting irregularities, and related matters, Mercury violated certain covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would result in all of such debt being currently due and payable. In addition, the Company was no longer permitted by the terms of certain debt instruments to pay dividends.

The Company had a forbearance agreement beginning on July 12, 1997 with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. In connection with the execution in 1998 of an extension to a previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $15.2 million, is included in non-operating expenses.

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

Since February, 1997, the Company has funded its operations, the acquisition of new finance receivables and periodic payments to creditors from the proceeds from previous existing finance receivables and the sale of Lyndon. During the two years ended December 31, 1998, finance receivables, net of unearned interest, declined approximately $466 million. Prior to the financial irregularities disclosed in January, 1997, Mercury funded its operations through the issuance of a combination of short term notes and commercial paper.

As described in Note 3 to the Consolidated Financial Statement, all of the Company's debt is subject to compromise under the Plan of Reorganization. Therefore, the entire amount of outstanding debt as of December 31, 1998 of $697.8 million is included in "Liabilities subject to compromise under reorganization" in the Company's financial statements.

Pursuant to the Voluntary Case, no interest has been paid on the Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed. Under SOP 90-7, post-petition interest expense for 1998 has not been recorded at the amount that will be paid on the Effective Date that is attributable to the period ending December 31, 1998 as provided by the Plan. The following table represents Mercury's debt instruments and the corresponding stated rates at the end of the periods indicated (dollars in thousands):

                                                      Dec. 31, 1998                Dec. 31, 1997
                                                      -------------                -------------
                                                   Balance        Rate           Balance       Rate
Senior Debt:
   Commercial paper and short-term loans           $339,340       5.7%          $416,731       5.7%
   Term notes                                       335,905       7.0%           412,514       7.0%
Subordinated debt                                    22,500      10.3%            22,500      10.3%
                                                   --------      ----           --------      ----
         Total                                     $697,745       6.5%          $851,745       6.5%
                                                   ========      ====           ========      ====

                             YEAR 2000 COMPLIANCE
                             --------------------

The Company has undertaken a review of its exposure to computer malfunctions relating to the year 2000 ("Y2K"). The Y2K issue exists because many computer systems and applications currently use two digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the Y2K issue may cause systems to process critical financial and operational information incorrectly.

The Company has several systems that it considers critical to operations including the branch loan system, the operating systems, and the financial accounting systems. In addition, Mercury has other less significant systems in use by the human resources and legal departments. Mercury has evaluated all of these systems to determine the specific risks related to the year 2000 and has implemented changes to all of these systems to address any risks. As a result of these efforts, all of the Company's systems are currently Y2K compliant or are in the process of being tested to ensure that the Y2K issue will not affect their operation. Those systems which have not yet been fully tested will be completed in the first quarter of 1999 and are anticipated to be fully Y2K compliant. Mercury also utilizes computer software maintained by external vendors and has received written assurances from these vendors that Y2K compliant upgrades are or will be available to the Company in sufficient time for an orderly transition.

To date, the costs associated with becoming Y2K compliant have been minimal (i.e., less than $50,000). These costs have been expensed as incurred, while the cost of new software is capitalized and amortized over the software's useful life. The overall costs of any additional upgrades and changes necessary for compliance with Y2K is not expected to be material.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the FASB issued SFAS 133 and 134, "Accounting for Derivative Instruments and Hedging Activities" and "Accounting for Mortgage-Backed Derivative Securities Retained After the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise", effective for fiscal years beginning after June 15, 1999 and December 15, 1998, respectively. Management does not expect these statements to have a material impact on either the financial position, results of operations or financial statement disclosures of the Company.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Mercury Finance Company:

We have audited the accompanying consolidated balance sheets of Mercury Finance Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercury Finance Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses in 1996 through 1998 and is continuing to incur losses in 1999. Furthermore, as described in Note 1, on July 15, 1998, the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under Chapter 11 of Title 11 of the United States Code. Under the Second Amended Plan of Reorganization (the "Plan"), which was confirmed by order of the Court on March 10, 1999, a portion of the outstanding debt will be converted to equity, the remaining debt will be restructured and the litigation pending related to the financial irregularities will be settled. Upon the effective date of the Plan, the Company will adopt fresh-start accounting and continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Arthur Andersen LLP


Chicago, Illinois
March 10, 1999

                            MERCURY FINANCE COMPANY
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31

(In thousands, except per share amounts)

                                                                                    1998                1997
ASSETS
  Cash and cash equivalents                                                       $186,350           $  53,896
  Finance receivables:                                                             643,705             971,377
    Less allowance for finance credit losses                                       (53,485)           (102,204)
    Less nonrefundable dealer reserves                                             (36,820)            (52,731)
                                                                                  --------           ---------
    FINANCE RECEIVABLES, NET                                                       553,400             816,442

  Income taxes receivable                                                            8,599              79,941
  Premises and equipment (at cost, less accumulated
    depreciation of $9,836 and $10,750)                                              3,709               5,899
  Goodwill, net of amortization                                                     12,745              13,604
  Credit card portfolio held for sale, at net realizable value                      27,894                   0
  Other assets (including repossessions)                                             5,986               9,622
                                                                                  --------           ---------
    TOTAL ASSETS                                                                  $798,683           $ 979,404
                                                                                  ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Liabilities not subject to compromise under reorganization:
       Income taxes currently payable                                             $ 12,000           $       0
       Other liabilities not subject to compromise                                  18,833                   0
                                                                                  --------           ---------
             Total liabilities not subject to compromise                            30,833                   0
                                                                                  --------           ---------
  Liabilities subject to compromise under reorganization (Note 3)                  719,770                   0
  Senior debt, commercial paper and notes                                                0             416,731
  Senior debt, term notes                                                                0             412,514
  Subordinated debt                                                                      0              22,500
  Accounts payable and other liabilities                                                 0              44,959
  Litigation accrual (Note 13)                                                      18,950                   0
                                                                                  --------           ---------
    TOTAL LIABILITIES                                                              769,553             896,704
                                                                                  --------           ---------

STOCKHOLDERS' EQUITY
  Common stock - $1.00 par value per share:
    300,000,000 shares authorized
    177,900,671 shares outstanding                                                 177,901             177,901
  Paid in capital                                                                    8,244               8,244
  Accumulated deficit                                                             (103,351)            (49,781)
  Treasury stock - 5,402,957 shares, at cost                                       (53,664)            (53,664)
                                                                                  --------           ---------
    TOTAL STOCKHOLDERS' EQUITY                                                      29,130              82,700
                                                                                  --------           ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $798,683           $ 979,404
                                                                                  ========           =========

         See accompanying notes to consolidated financial statements.

                            MERCURY FINANCE COMPANY
                            (DEBTOR-IN-POSSESSION)
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31

(In thousands, except per share amounts)

                                                                            1998                1997                1996
INTEREST INCOME
  Finance charges and loan fees                                           $178,897            $228,028            $258,602
  Investment income                                                          2,196               7,593              13,287
                                                                          --------            --------            --------
    Total finance charges, loan fees and investment income                 181,093             235,621             271,889
  Interest expense (See Note 6)                                             38,593              86,529              64,789
                                                                          --------            --------            --------
     Net interest income before provision for finance credit               142,500             149,092             207,100
      losses
  Provision for finance credit losses                                       56,790             106,374             215,171
                                                                          --------            --------            --------
    NET INTEREST INCOME (LOSS) AFTER
      PROVISION FOR FINANCE CREDIT LOSSES                                   85,710              42,718              (8,071)
                                                                          --------            --------            --------

OTHER OPERATING INCOME
  Insurance premiums                                                         4,027              35,660              83,277
  Insurance commissions, fees and other                                      9,164              11,420              18,708
                                                                          --------            --------            --------
    TOTAL OTHER OPERATING INCOME                                            13,191              47,080             101,985
                                                                          --------            --------            --------

OTHER OPERATING EXPENSES
  Salaries and employee benefits                                            49,142              56,799              54,942
  Occupancy expense                                                          4,592               5,897               5,923
  Equipment expense                                                          3,291               3,870               3,158
  Data processing expense                                                    1,898               2,059               2,366
  Incurred insurance claims and other underwriting expense                   1,121              20,466              47,243
  Restructuring charges                                                       (344)              3,725                   0
  Reorganization expenses, net                                               3,259                   0                   0
  Other operating expenses                                                  22,336              35,189              29,665
                                                                          --------            --------            --------
    TOTAL OTHER OPERATING EXPENSES                                          85,295             128,005             143,297
                                                                          --------            --------            --------

OPERATING INCOME/(LOSS)                                                     13,606             (38,207)            (49,383)

NON-OPERATING EXPENSES
  Loss on sale of Lyndon                                                         0             (29,528)                  0
  Loss on credit card portfolio held for sale                              (15,800)                  0                   0
  Income from Lyndon due to buyer                                                0              (2,025)                  0
  Provision for litigation                                                 (18,950)                  0                   0
  Other non-operating expenses, net                                        (26,426)            (20,683)                  0
                                                                          --------            --------            --------
    Total non-operating expenses                                           (61,176)            (52,236)                  0
                                                                          --------            --------            --------

LOSS BEFORE INCOME TAXES                                                   (47,570)            (90,443)            (49,383)
  Provision/(benefit) for income taxes                                       6,000             (16,250)            (20,415)
                                                                          --------            --------            --------

NET LOSS ATTRIBUTABLE TO COMMON SHARES                                    $(53,570)           $(74,193)           $(28,968)

OTHER COMPREHENSIVE LOSS
  Unrealized depreciation on available for sale securities                       0                (942)             (1,027)
                                                                          --------            --------            --------

COMPREHENSIVE LOSS                                                        $(53,570)           $(75,135)           $(29,995)
                                                                          ========            ========            ========

Weighted average common shares outstanding:
  Basic                                                                    172,498             172,489             172,768
  Diluted                                                                  172,498             172,489             172,768

Per share net loss attributable to common shares:
  Basic                                                                   $  (0.31)           $  (0.43)           $  (0.17)
  Diluted                                                                 $  (0.31)           $  (0.43)           $  (0.17)

Dividends per share declared                                              $    .00            $   .075            $    .30
                                                                          ========            ========            ========

         See accompanying notes to consolidated financial statements.

                            MERCURY FINANCE COMPANY
                            (DEBTOR-IN-POSSESSION)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

                                                              Retained
                                         Common    Paid in   Earnings/    Unrealized     Treasury
                                          Stock    Capital   (Deficit)   Appreciation     Stock       Total
Balance at December 31, 1995             $176,478   $   39   $ 118,138        $ 1,969    $(37,137)   $259,487
  1996 net loss                                                (28,968)                               (28,968)
  Stock options exercised                   1,241    6,500                                             7,741
  Dividends declared ($.30 per share)                          (51,821)                               (51,821)
  Unrealized depreciation on
    available-for-sale securities,
    net of tax                                                                (1,027)                 (1,027)
  Treasury stock acquired                                                                (16,527)    (16,527)
                                         --------   ------   ---------        -------   ---------   ---------
Balance at December 31, 1996              177,719    6,539      37,349            942     (53,664)    168,885
  1997 net loss                                                (74,193)                               (74,193)
  Stock options exercised                     182    1,705                                             1,887
  Dividends declared ($0.075 per
    share) (Note 8)                                            (12,937)                               (12,937)
  Unrealized depreciation on or sale
   of
    available-for-sale securities,
    net of tax                                                                  (942)                   (942)
                                         --------   ------   ---------        -------   ---------    --------

Balance at December 31, 1997              177,901    8,244     (49,781)             0     (53,664)     82,700
  1998 net loss                                                (53,570)                               (53,570)
                                         --------   ------   ---------        -------   ---------    --------
Balance at December 31, 1998             $177,901   $8,244   $(103,351)       $     0    $(53,664)   $ 29,130
                                         ========   ======   =========        =======   =========    ========

         See accompanying notes to consolidated financial statements.

                            MERCURY FINANCE COMPANY
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31

(In thousands)

                                                                              1998              1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $ (53,570)        $ (74,193)      $ (28,968)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Loss on credit card portfolio held for sale                             15,800                 0               0
      Provision for litigation settlement                                     18,950                 0               0
      Loss on sale of Lyndon                                                       0            29,528               0
      Provision for finance credit losses                                     56,790           106,374         215,171
      Provision (benefit) for deferred income taxes                                0            38,964         (11,432)
      Depreciation and amortization                                            2,537             2,842           5,207
      Gain on sale of investment securities                                        0                 0            (769)
      Net increase in reinsurance receivable                                       0            (6,287)         (3,496)
      Net (increase)/decrease in deferred acquisition costs and
        Present value of future profits                                            0            15,473         (39,567)
      Net (increase)/decrease in taxes receivable                             71,342           (26,177)        (53,764)
      Net decrease in other assets                                             3,636            29,412          15,739
      Net increase/(decrease) in reinsurance payable                               0            12,582         (87,637)
      Net increase/(decrease) unearned premium and claim reserves                  0           (12,388)         43,812
      Net increase/(decrease) in taxes payable                                12,000                 0          (9,261)
      Net decrease in other liabilities                                       (2,199)          (45,526)         (1,920)
                                                                           ---------         ---------       ---------
        Net cash provided by operating activities                            125,286            70,604          43,115
                                                                           ---------         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Principal collected on finance receivables                             589,034           772,650         860,190
      Principal originated or acquired on finance receivables               (427,299)         (722,183)       (959,195)
      Purchases of short term and available for sale investment                    0           (44,169)        (83,816)
       securities
      Purchases of held to maturity investment securities                          0            (2,552)         (8,480)
      Proceeds from sales and maturities of short term and
        available for sale investment securities                                   0            46,786         104,774
      Proceeds from maturities of held to maturity investment                      0             6,476          13,393
       securities
      Net proceeds from the sale of Lyndon, net of cash sold                       0            88,884               0
      Net purchase of premises and equipment                                    (567)             (616)         (2,254)
                                                                           ---------         ---------       ---------
        Net cash provided by/(used in) investing activities                  161,168           145,276         (75,388)
                                                                           ---------         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings/(repayments) of commercial paper and notes              (77,391)         (108,320)         35,061
      Borrowings of senior debt, term notes                                        0                 0          90,000
      Repayments of senior debt, term notes                                  (76,609)          (76,111)        (40,125)
      Repayments of subordinated notes                                             0                 0          (7,000)
      Stock options exercised                                                      0             1,490           7,741
      Cash dividends paid                                                          0                 0         (38,887)
      Treasury stock acquired                                                      0                 0         (16,527)
                                                                           ---------         ---------       ---------
        Net cash provided by/(used in) financing activities                 (154,000)         (182,941)         30,263
                                                                           ---------         ---------       ---------
        Net increase/(decrease) in cash and cash equivalents                 132,454            32,939          (2,010)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               53,896            20,957          22,967
                                                                           ---------         ---------       ---------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 186,350         $  53,896       $  20,957
                                                                           =========         =========       =========

 Supplemental Disclosures
   Income taxes paid to federal and state governments                      $   1,563         $   5,138       $  40,092
   Interest paid to creditors                                              $  36,874         $  84,118       $  62,079

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1997 and 1996
          (dollars in tables in thousands, except per share amounts)

1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mercury Finance Company ("Mercury" or the "Company") is a consumer finance company doing business in 27 states through its operating subsidiaries (the "consumer finance subsidiaries"). The Company also offered certain insurance services through its former subsidiary, Lyndon Property Insurance Company and subsidiaries ("Lyndon") and now offers such services through MFN Insurance Company ("MFN Insurance"), a subsidiary. The Company's borrowers generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.

BASIS OF PRESENTATION

The accounting and reporting policies of Mercury conform to generally accepted accounting principles for the finance and insurance industries. The consolidated financial statements include the accounts of the Company, the consumer finance subsidiaries, Lyndon and MFN Insurance. All significant intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 1998 presentation. In addition, see Note 2 for information regarding the Company's voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Court") for relief under Chapter 11 of Title 11 of the United States Code (the "Code"). The Voluntary Case was filed with the Court by the Company on July 15, 1998. The Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization") was confirmed by order of the Court on March 10, 1999. The effective date of the Plan is March 23, 1999 (the "Effective Date").

Since the date of the filing of the Voluntary Case, the Company has been operating as a debtor-in-possession in accordance with the Code. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside the normal course of business without approval, after notice and hearing, of the Court.

The Company's financial statements as of December 31, 1998 have been presented in conformity with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" ("SOP 90-7"). Accordingly, during the Voluntary Case, all pre-petition liabilities of the Company that are subject to compromise, as defined by Note 3, are listed in the Company's consolidated balance sheet as "Liabilities subject to compromise under reorganization".
These liabilities are recorded at amounts expected to be allowed as claims by the Court rather than estimates of amounts for which the claims may be settled as a result of approval of the Plan of Reorganization by the Court. All liabilities incurred since the filing of the petition, as well as pre-petition liabilities not subject to compromise according to the Plan are listed on the balance sheet as "Liabilities not subject to compromise under reorganization". In addition, as required by SOP 90-7, all income and expenses associated with the Voluntary Case are listed as reorganization expenses in the Company's statement of income and comprehensive income for the year ended December 31, 1998. See Note 7 for more information and description of these amounts.

The Company will adopt, as of the Effective Date of the Plan, "fresh start" reporting pursuant to SOP 90-7. Under fresh start reporting, the reorganization fair value of the Company is allocated to the entity's assets, the Company's accumulated deficit is eliminated, and the equity in the new Company is issued according to the Plan. As a result of adopting fresh start reporting and emerging from Chapter 11 status, the Company's financial statements will not be comparable with those prepared before the Plan is confirmed, including the historical financial statements included in this annual report.

As prescribed by SOP 90-7, prior period's balances have not been reclassified to conform with the current period's balances. The most significant difference between prior period and current presentations is the reclassification of all of the Company's outstanding debt to "Liabilities subject to compromise under reorganization". See Note 3 for a detailed description of liabilities subject to compromise at December 31, 1998.

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

Lyndon was sold during the second quarter of 1997. Also during the second quarter of 1997, the Company formed a captive insurance company, MFN Insurance Company ("MFN"), to participate in the Company program which provides insurance to Mercury's customers who do not provide proof of coverage on automobiles that are collateral for the outstanding loans. MFN provides aggregate coverage for incurred losses in excess of targeted loss ratios through a reinsurance agreement with the primary carrier.

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

Mercury acquires a majority of its sales finance contracts from dealers at a discount. The level of discount is based on, among other things, the credit risk of the borrower. The discount, which is the difference between the amount financed and the acquisition cost, represents nonrefundable dealer reserves which are available to absorb future credit losses over the life of the acquired loan. Historical loss experience on the Company's sales finance receivables has shown that the acquisition discount recorded as nonrefundable dealer reserves is not adequate to cover potential losses over the life of the loans. In 1996, Mercury adopted a reserving methodology commonly referred to as "static pooling". The method previously used by the Company analyzed reserve adequacy on a total portfolio basis. The static pooling reserving methodology allows Mercury to stratify components of its sales finance receivables portfolio (i.e., nonrefundable dealer reserves, principal loan balances, and related loan charge-
offs) into separately identified and chronologically ordered monthly pools. A portion of the dealer reserve is made available to cover estimated credit losses for each identified monthly pool based on a pro rata calculation over the term of each specific account.

Each period, the provision for finance credit losses in the income statement results from the combination of (a) an estimate by management of loan losses that occurred during the current period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods.

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

Direct installment loans on which no payment is received within 149 days, on a recency basis, are charged off. Sales finance accounts (net of unearned finance charges) which are contractually delinquent 150 days are charged off monthly before they become 180 days delinquent. Accounts which are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize a temporary extension beyond the maximum charge off policy if collection appears imminent during the next calendar month.

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

The Company evaluates deferred tax assets to determine whether they are likely to be realized. In making its determination, management considers the possible recovery of taxes already paid but does not assume the generation of additional taxable income in the future. See Note 15 for a discussion of the valuation reserve at December 31, 1998 and 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. For additional information on asset dispositions, see Note 4.

At each balance sheet date, the Company evaluates the realizability of goodwill (and other intangibles) based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. The Company believes that no material impairment of goodwill existed at December 31, 1998 or 1997.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. The Company has elected, as permitted under SFAS 123, to continue to measure compensation cost for its plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25. For additional information, see Note 12.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the FASB issued SFAS 133 and 134, "Accounting for Derivative Instruments and Hedging Activities" and "Accounting for Mortgage-Backed Derivative Securities Retained After the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise", effective for fiscal years beginning after June 15, 1999 and

December 15, 1998, respectively. Management does not expect these statements to have a material impact on either the financial position, results of operations or financial statement disclosures of the Company.

2)   GOING CONCERN

The Company incurred losses in the years 1996 through 1998 and continues to incur losses in 1999. As a result, the Company has experienced a significant reduction in capital. All of its outstanding debt is subject to acceleration or has matured by its terms as a result of the Company's defaults of its various lending agreements. In addition, the Company is currently a defendant in various litigation arising from the restatement of previously reported financial information for 1995 and interim periods in 1996.

Pursuant to the Plan of Reorganization, which was confirmed by order of the Court on March 10, 1999, a portion of the outstanding debt will be converted to equity, the remaining debt will be restructured and the litigation pending related to the financial irregularities will be settled. However, there can be no assurances that the reorganized entity will return to profitable operations. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3)   LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION.

The following table shows the liabilities subject to compromise under reorganization as of December 31, 1998. These liabilities have been recorded at amounts that the Court is expected to allow as claims rather than estimates of the amounts for which the claims may be settled. There were no liabilities subject to compromise under reorganization as of December 31, 1997.

                                                                                     1998
Senior debt, commercial paper and notes                                            $339,340
Senior debt, term notes                                                             335,905
Subordinated debt                                                                    22,500
Dividends payable                                                                    12,937
Pre-petition accrued interest                                                         8,393
Restructuring fee                                                                       695
                                                                                   --------
   Total liabilities subject to compromise under reorganization                    $719,770
                                                                                   ========

4)    DISPOSITIONS

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

Management determined that it was in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon was not considered the discontinuation of a business. The loss associated with the sale of Lyndon was not tax deductible to the Company as a loss on the sale of a consolidated subsidiary is, under certain circumstances, not deductible for tax purposes.

In December 1998, the Board of Directors approved the terms of a sale of the credit card portfolio. The sale price was below the carrying value of the portfolio and accordingly the Company recorded a $15.8 million charge in 1998 to reduce the portfolio to its net realizable value. In addition, the portfolio has been classified as assets held for sale at December 31, 1998. The sale of the credit card portfolio was consummated on March 2, 1999.

5)  FINANCE RECEIVABLES

Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 36 months with maximum terms of 48 months. Mercury Card receivables are mainly unsecured balances. The Company's finance receivables are primarily with individuals located in the southeastern, central and western United States. As of December 31, 1998, approximately 13%, 13% and 12% of gross sales and direct finance receivables were from branches located in Texas, Florida and Illinois, respectively. Loans outstanding at December 31, 1998 and 1997 were as follows:

                                                1998           1997

DIRECT FINANCE RECEIVABLES
  Interest bearing                           $  17,123      $   20,504
  Precompute                                   100,013         129,120
                                             ---------      ----------
Total direct finance receivables               117,136         149,624
SALES FINANCE RECEIVABLES
Total sales finance receivables                676,132         954,319
                                             ---------      ----------
Total gross finance receivables                793,268       1,103,943
Less:  Unearned finance charges               (146,978)       (200,820)
       Unearned commissions and other           (2,585)         (3,242)
                                             ---------      ----------
Sales and direct finance receivables           643,705         899,881
CREDIT CARD
Total credit card                                    0          71,496
                                             ---------      ----------
Total finance receivables                    $ 643,705      $  971,377
                                             =========      ==========

The credit card portfolio had a gross receivables balance of approximately $50.6 million as of December 31, 1998 and has been classified as assets held for sale.

Included in finance receivables at December 31, 1998 and 1997 were approximately $43.5 million and $79.0 million, respectively, of receivables for which interest accrual had been suspended. Contractual maturities of the finance receivables by year are not readily available at December 31, 1998 and 1997, but experience has shown that such information is not an accurate forecast of the timing of future cash collections due to the amount of renewals, conversions, repossessions, or payoffs prior to actual maturity.

Repossessed assets, classified as other assets, primarily consists of vehicles held for resale and vehicles which have been sold for which payment has not been received. Repossessed assets are carried at estimated fair value. At December 31, 1998 and 1997, repossessed assets totaled approximately $3.8 million and $5.2 million, respectively.

Principal cash collections (excluding finance charges earned) for the years ended December 31, 1998 and 1997, were as follows:

                                     1998       1997

DIRECT FINANCE RECEIVABLES
Principal cash collections         $122,192   $136,004
Percent of average net balances         109%       107%

SALES FINANCE RECEIVABLES
Principal cash collections         $436,277   $599,977
Percent of average net balances          66%        69%

CREDIT CARD RECEIVABLES
Principal cash collections         $ 30,565   $ 36,669
Percent of average balances            50.5%      47.2%

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

                                                         1998        1997        1996
Balance at beginning of year                           $102,204   $  97,762   $  46,366
Provision for finance credit losses                      56,790     106,374     215,171
Finance receivables charged off, net of recoveries      (99,409)   (101,932)    (89,326)
Transfer to credit card portfolio held for sale          (6,100)          0           0
Transfer to non-refundable dealer reserves                    0           0     (74,449)
                                                       --------   ---------   ---------
  Balance at end of year                               $ 53,485   $ 102,204   $  97,762
                                                       ========   =========   =========

A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows:

                                                        1998         1997        1996
Balance at beginning of year                           $ 52,731   $  89,378   $  61,961
Discounts acquired on new volume                         24,982      45,010      67,442
Transfer from the allowance for finance credit losses         0           0      74,449
Losses absorbed                                         (40,893)    (81,657)   (114,474)
                                                       --------   ---------   ---------
  Balance at end of year                               $ 36,820   $  52,731   $  89,378
                                                       ========   =========   =========

Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but instead are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables.

6)   SENIOR AND SUBORDINATED DEBT AND LINES OF CREDIT

As a result of net losses incurred, accounting irregularities, and related matters, Mercury violated certain covenants permitting the holders of its Senior Term Notes and Subordinated Debt to accelerate all such debt which, if accelerated, would have resulted in all of such debt being currently due and payable. In addition, the Company was no longer permitted by the terms of certain debt instruments to pay dividends.

The Company had a forbearance agreement beginning on July 12, 1997 with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. In connection with the execution in 1998 of an extension to a previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $15.2 million, was paid in 1998 and recorded as a non-operating expense.

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

As described in Note 3 all of the Company's debt is subject to compromise under the Plan of Reorganization. Therefore, the entire amount of outstanding debt as of December 31, 1998 of $697.7 million is included in "Liabilities subject to compromise under reorganization" in the Company's financial statements.

Pursuant to the Voluntary Case, no interest has been paid or recorded on the Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed. Interest expense for the year would have amounted to approximately $66 million if the Company had not been relieved from paying interest under the Voluntary Case. The following table represents Mercury's debt instruments and the corresponding stated rates at the end of the periods indicated:

                                    Dec. 31, 1998           Dec. 31, 1997
                                    -------------           -------------
                                 Balance        Rate      Balance       Rate
Senior debt:
   Commercial paper and notes    $339,340        5.7%     $416,731       5.7%
   Term notes                     335,905        7.0%      412,514       7.0%
Subordinated debt                  22,500       10.3%       22,500      10.3%
                                 --------                 --------
         Total                   $697,745        6.5%     $851,745       6.5%
                                 ========                 ========

7)   REORGANIZATION EXPENSES

Reorganization expenses for the year ended December 31, 1998 are as follows:

                                      1998

Professional fees                     $ 5,206
Interest income                        (1,947)
                                      -------
  Total                               $ 3,259
                                      =======

The Company has estimated the amount of professional fees which relate specifically to the Voluntary Case that the Company is currently undergoing.

The Company has adopted SOP 90-7 which requires interest earned on funds held on deposit that would have been paid to senior debt holders if the Company had not filed the Voluntary Case, to be set-off against expenses related to the Voluntary Case.

8)   DIVIDEND RESTRICTIONS

On February 6, 1997, the Company suspended payment of the dividend previously declared on January 14, 1997 of $0.075 per share of Mercury common stock. The Company has not been permitted to pay dividends since the filing of the Voluntary Case. The amount owing as a result of the declared but unpaid dividend is included under liabilities subject to compromise in the December 31, 1998 balance sheet.


9)   COMMON STOCK

The Company has implemented the provisions of SFAS No. 128 "Earnings Per Share". This standard requires the presentation of basic and diluted earnings per share as opposed to primary and fully diluted earnings per share under APB Opinion 15. This standard also prescribes that when computing the dilution of options, the Company is to use its average stock price for the period, rather than the more dilutive greater of the average share price or end-of-period share price required by APB Opinion 15 for fully diluted earnings per share.

Earnings per share is computed by dividing net income/(loss) by the total of weighted average common shares and common stock equivalents outstanding during the periods. The calculated averages were as follows:

                           1998              1997             1996
Weighted Average:
Common Shares           177,900,671      177,892,453      177,129,351
Treasury Shares          (5,402,957)      (5,402,957)      (4,361,499)
                        -----------      -----------      -----------
Basic Shares            172,497,714      172,489,496      172,767,852
Common Equivalents                0                0                0
                        -----------      -----------      -----------
Diluted Shares          172,497,714      172,489,496      172,767,852
                        ===========      ===========      ===========

In February, 1997, following the announcement of the discovery of accounting irregularities which caused the overstatement of the previously released earnings for 1995 and 1996, the market value of the Company's common stock was significantly reduced. Since the announcement, the market value of the common stock has not exceeded the exercise price of the stock options granted or regranted under the revised stock option program (See Note 12). As a result, the calculation of the common share equivalents becomes meaningless for the years ended December 31, 1998 and 1997.

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

10)  RESTRUCTURING CHARGES

During 1997 and 1998, the Company closed a number of branches and implemented a plan to close additional branches for a total closure of approximately 110 branches and a reduction of approximately 260 branch personnel. The amount charged during 1997 was $3.725 million ($0.02 per common share) of which $2.831 million has been utilized to date. In addition, $0.344 million has been credited in 1998 as the Company expects that the full amount of the original 1997 estimated provision will not be required. This reduction in the provision is primarily due to change in estimates of employee severance and retention payments based on actual experience during 1998. These charges and their utilization through December 31, 1998 and estimated utilization for 1999 are summarized in the following table:

                                     Amounts  Amounts    Amounts  Amounts to be
                                     Charged  Utilized  Utilized    Utilized
                                     In 1997  in 1997    in 1998     In 1999

Asset and leasehold write-offs        $1,200    $200     $1,079         $ 75
Lease buyouts and other expenses       1,025     101        799          100
Employee severance and retention       1,500       0        652          375
                                      ------    ----     ------         ----
  Total                               $3,725    $301     $2,530         $550
                                      ======    ====     ======         ====

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

Reserves for assets and leasehold improvements written-off are utilized at the date of disposal or the final date of the lease.

11)  OTHER NON-OPERATING EXPENSES

Other non-operating expenses are as follows:

                                          1998               1997

Corporate counsel                       $ 2,056            $ 2,836
Investment banking                        2,045              2,657
Creditor attorneys and advisors           2,235              2,584
Independent accountants                   1,059              2,469
Management consultants                    2,336              2,399
Special investigation                         0              1,919
Bank line of credit fees                    121              1,650
Bank of Boston settlement                     0              1,600
Board of Directors representation         1,312              1,132
Forbearance fee                          15,176                  0
Other                                        86              1,437
                                        -------            -------
  Total                                 $26,426            $20,683
                                        =======            =======

12)  STOCK OPTIONS

Under the terms of Mercury's 1989 Stock Option and Incentive Compensation Plan (the "1989 Option Plan"), 24,837,036 common shares were reserved for the future granting of options to officers, non-employee directors and other key employees. Options become exercisable in whole or in part up to two years after the date of grant at the closing price of Mercury's common stock on the date of grant. Options are forfeited upon termination of employment and expire after ten years. Shares available for future grants totaled 5,482,965, 4,895,091 and 134,055 at December 31, 1998, 1997 and 1996, respectively.

The information provided below has been prepared as of December 31, 1998. Subsequent to this date and as a result of the events described in Note 1, the Company's Plan of Reorganization will result in the cancellation and extinguishment of all stock options outstanding prior to the Effective Date of the Plan.

Activity with respect to stock options is as follows for the years ended December 31, (adjusted for all stock splits):

                                                              1998            1997              1996
Outstanding January 1                                       3,025,659        7,967,919        8,714,492
Options granted (average price of $3.00 in 1998,               10,000        3,420,318        1,300,250
 $3.36 in 1997 and   $11.10 in 1996)
Forfeited/cancelled                                          (597,874)      (8,181,354)        (543,250)
Options exercised (average price of $8.21 in 1997 and
  $4.48 in 1996)                                                    0         (181,224)      (1,503,573)
                                                            ---------       ----------       ----------
Outstanding December 31                                     2,437,785        3,025,659        7,967,919
                                                            =========       ==========       ==========

The average option price under the plan was $3.03, $3.23 and $10.53 at December 31, 1998, 1997 and 1996, respectively. On June 13, 1997, the Company cancelled and reissued 2,385,443 options at a new exercise price of $3.00. New options were also granted to certain employees with an exercise price equal to $3.00 per share. 31,602 and 2,001 of the 2,437,785 options outstanding at December 31, 1998 have an exercise price of $1.90 and $1.93, respectively. The remaining 2,404,182 options have exercise prices between $3.00 and $8.87, with a weighted average exercise price of $3.20 and a weighted contractual life of approximately 10 years. 2,255,910 of these options are exercisable.

The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1998 and 1997 net losses and loss per share would have been increased to the pro forma amounts indicated below:

                                                                             1998               1997

Net Loss                                              As reported        $  (53,570)          $  (74,193)
                                                      Pro forma          $  (53,581)          $  (78,564)
Basic and Diluted Loss per Share                      As reported        $    (0.31)          $    (0.43)
                                                      Pro forma          $    (0.31)          $    (0.46)

The weighted average fair value of the options granted, using the Black-Scholes method, was $2.60 and $2.41 per option in 1998 and 1997, respectively. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of eighteen months.

Upon the announcement of the discovery of the accounting irregularities and financial statement restatement in January, 1997, the market value of the Company's common stock declined dramatically. Management thus believes that the market value of the Company's common stock during 1996 is overstated. Because a key component of the fair value calculation (and the related pro forma net income and earnings per share disclosures) is the market value of the Company's stock, the fair value and other disclosures required under SFAS 123 for 1996 is not considered meaningful.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grants in 1998: risk-free interest rate of 5.48 percent, expected dividend yield of 0 percent, expected life of 10 years and expected volatility of 84.97 percent.

13)  CONTINGENCIES AND LEGAL MATTERS

On July 15, 1998, the Company filed the Voluntary Case along with its plan of reorganization. The Court entered an order confirming the Plan of Reorganization on March 10, 1999. See "Item 1 Restructuring and Chapter 11 Proceedings" for more information.

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

Forty-one of the lawsuits filed in the Northern District of Illinois are class actions which generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These lawsuits name one or more officers or directors of the Company as additional defendants. One case pending in the Northern District of Illinois alleges derivative claims seeking to recover damages on behalf of the Company from certain of the Company's officers and directors. Thirty-nine of the non-derivative cases pending in the Northern District of Illinois were consolidated pursuant to a Stipulation entered on April 30, 1997. Seven of these cases were dismissed in 1998. In November, 1997, the Minnesota State Board of Investment was appointed lead plaintiff in the federal class cases. One of the cases pending in the Northern District of Illinois seeks to represent a class of participants in Mercury's employee retirement plan and alleges ERISA violations arising out of the plan's investment in Mercury's allegedly overvalued stock. Participants in the proposed class may include certain officers and former officers of the Company. One case pending in the Northern District of Illinois alleges non-class securities fraud and common law claims. A second case alleging similar claims was dismissed on September 9, 1998. The ERISA action and the two non-class securities fraud cases were consolidated in February, 1997, with the cases in which the Minnesota State Board of Investment is lead plaintiff. Three of the Illinois state court actions are class actions alleging claims under the Illinois Securities Act, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law claims of fraud and negligent misrepresentation. The other Illinois state court actions are derivative actions which seek to recover damages on behalf of the Company from certain of the Company's officers and directors. Each of the Delaware state court actions is a derivative action which seeks to recover damages on behalf of the Company from certain of the Company's officers and directors. The case pending in Municipal Court in Hamilton, Ohio, alleges violations of Ohio state securities laws and common law. Pursuant to Section 362(a) of the Bankruptcy Code, all of the pending lawsuits against the Company were stayed after the filing of the Voluntary Case.

Pursuant to the Plan, the Company will transfer to a certain trust established under the Plan (the "Liquidating Trust"), on the effective date of the Plan, (i) $5 million in cash, (ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. Holders of Securities Fraud Claims will receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In accordance with the Plan, the Company will also pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company on the effective date of the Plan and (ii) upon verification, costs and expenses of officers, agents and employees who are no longer employed by the Company as of the first day immediately following the effective date of the Plan (other than the claims of the estate of James A. Doyle and John N. Brincat in respect of which no obligations shall be assumed), to the extent such costs and expenses are incurred after the effective date of the Plan in connection with their participation in an agency or government investigation, which costs and expenses are limited to $250,000 in the aggregate. The Company has also agreed to (i) pay John N. Brincat $100,000 and (ii) release Mr. Brincat from all claims the Company may have against him, in complete settlement, satisfaction and discharge of any claims Mr. Brincat may have against the Company, subject to the approval of the United States District Court for the Northern District of Illinois by a final non-appealable order.

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

In the normal course of its business, Mercury and its subsidiaries are named as defendants in legal proceedings generally referred to as consumer finance litigation. A number of such actions are pending in the various states in which subsidiaries of Mercury do business. It is the policy of Mercury and its subsidiaries to vigorously defend litigation, but Mercury and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of Mercury, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

The Company recognizes the expense for litigation when the incurrance of loss is probable and the amount of such loss is estimable. Based upon the confirmation of the Plan, which provides for the settlement of all claims and lawsuits against the Company arising out of the financial irregularities in exchange for payments in the aggregate of $18.950 million, the Company recorded a provision and related accrual for $18.950 million during 1998. However, because of the uncertainty that still surrounds the consumer finance litigation, no accrual has been made for the majority of these lawsuits at December 31, 1998. The costs to defend against this litigation are expensed as incurred.

14)  PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Substantially all employees of Mercury are covered by non-contributory defined benefit pension plans.

The following table sets forth the status of Mercury's qualified plans and amounts recognized in the 1998, 1997 and 1996 consolidated financial statements:

                                                                                1998                   1997
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected Benefit Obligation, Beginning of Year                         $   14,097,933           $   10,685,989
Service Cost                                                                 1,737,610                 1,332,275
Interest Cost                                                                1,018,962                   846,104
Plan Amendments                                                                      0                         0
Curtailments                                                                  (187,247)                        0
Actuarial Gain                                                                 400,837                 1,478,000
Benefits Paid                                                                 (339,916)                 (244,435)
                                                                        ---------------          ----------------
Projected Benefit Obligation, End of Year                               $   16,728,179           $    14,097,933
                                                                        ==============           ===============

CHANGE IN PLAN ASSETS
Plan Assets at Fair Value, Beginning of Year                            $   16,667,300           $    13,638,037
Actual Return on Plan Assets                                                   683,824                 3,273,698
Company Contributions                                                                0                         0
Benefits Paid                                                                 (339,916)                 (244,435)
                                                                        ---------------           ---------------
Plan Assets at Fair Value, End of Year                                  $   17,011,208            $    16,667,300
                                                                        ==============            ===============

RECONCILIATION OF ACCRUED PENSION COST
  AND TOTAL AMOUNT RECOGNIZED
Funded status of the Plan                                               $   283,029            $ 2,569,367
Unrecognized Net Gain                                                    (2,591,821)            (3,834,800)
Unrecognized Prior Service Cost                                             (21,363)               (44,360)
Unrecognized Net Transition Obligation (Asset)                             (188,606)              (202,462)
                                                                        -----------            -----------
Accrued Pension Cost                                                    $(2,518,761)           $(1,512,255)
                                                                        ===========            ===========

WEIGHTED-AVERAGE ASSUMPTION
Discount Rate                                                                 6.75%                  7.25%
Expected Return on Plan Assets                                                8.50%                  8.50%
Rate of Compensation Increase                                                 5.50%                  5.50%

TOTAL COST
Service Cost                                                            $ 1,737,610            $ 1,332,275
Interest Cost                                                             1,018,962                846,104
Expected Return on Plan Assets                                           (1,395,111)            (1,139,181)
Amortization of:
         Unrecognized Net Gain                                              (72,150)               (86,787)
         Unrecognized Prior Service Cost                                      2,797                  2,797
         Unrecognized Net Asset                                             (50,720)               (50,720)
         Prior Service Cost                                                   2,635                  3,489
Recognized actuarial Gain                                                   (58,705)                (6,667)
                                                                        -----------            -----------
Net Periodic Pension Cost                                               $ 1,185,318            $   901,310
Amount recognized due to curtailment                                       (178,812)                     0
                                                                        -----------            -----------
Total benefit cost                                                      $ 1,006,506            $   901,310
                                                                        ===========            ===========

Mercury has a tax deferred Retirement Savings Plan ("401(k) Plan"). Employees are eligible to participate in these plans after having attained specified terms of service. Both plans cover substantially all full time employees of Mercury and provide for employee contributions and partial matching contributions by Mercury. The expenses related to these plans are not material.

15)  INCOME TAXES

The components of the 1998, 1997 and 1996 income tax provisions (benefits) were as follows:

                                                                   1998        1997         1996
INCOME TAX PROVISION/(BENEFIT):
Current Taxes:
  Federal                                                        $ 4,100     $(55,214)    $ (8,274)
  State                                                            1,900            0         (709)
                                                                 -------     --------     --------
Total Current Taxes                                                6,000      (55,214)      (8,983)
  Deferred income tax provision/(benefit)                              0       38,964      (11,432)
                                                                 -------     --------     --------
INCOME TAX PROVISION/(BENEFIT)                                   $ 6,000     $(16,250)    $(20,415)
                                                                 =======     ========     ========

The differences between the U.S. federal statutory income tax rate and the Company's effective rate are:

                                                                        1998           1997          1996
Statutory federal income tax                                            35.0 %         35.0%         35.0%
Loss on sale of Lyndon                                                     0          (11.4)            0
Income from Lyndon due to buyer                                            0            (.8)            0
Valuation of finance receivables                                       (24.1)             0             0
Deferred tax valuation allowance                                       (12.8)           (.7)            0
Nondeductible restructuring expenses                                    (4.5)             0             0
State income taxes, net of federal tax benefit                          (2.6)          (2.1)          3.0
Other, net                                                              (3.6)          (2.0)          3.3
                                                                     -------       --------      --------
  Company's effective tax rate                                         (12.6)%         18.0%         41.3%
                                                                     =======       ========      ========

The total income tax benefit reflected in stockholders' equity for stock options exercised was $397 and $4,400 in 1997 and 1996, respectively. No stock options were exercised in 1998. Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. A full valuation allowance was recorded against the deferred tax asset balances at December 31, 1998 and 1997 because there is no assurance that such assets can be realized as reductions in future taxable income nor carried back to periods of taxable income. Deferred tax assets and liabilities at December 31, were as follows:


                                                        1998         1997
DEFERRED TAX ASSETS:
Allowances for finance receivables                  $   1,402       $    0
Accrued non-operating expenses                          6,826        1,758
Capitalized restructuring expenses                        858            0
Other                                                   1,012        1,095
                                                      -------       ------
  Deferred tax assets                                  10,098        2,853
                                                      -------       ------
DEFERRED TAX LIABILITIES:
Allowances for finance receivables                          0        2,196
Imputed interest during bankruptcy proceeding           3,348            0
                                                      -------       ------
  Deferred tax liabilities                              3,348        2,196
                                                      -------       ------
Net deferred tax assets before valuation allowance      6,750          657
  Less:  Valuation allowance                           (6,750)        (657)
                                                      -------       ------
NET DEFERRED TAX ASSETS                               $     0       $    0
                                                      =======       ======

Mercury has elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, Mercury must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes.

16) LEASES

Mercury and its subsidiaries lease office space generally under cancelable operating leases expiring in various years through 2004. Most of these leases are renewable for periods ranging from three to five years. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:

              Year                     Amount

                1999                 $  2,978
                2000                    2,053
                2001                    1,332
                2002                      605
                2003 and after            153
                                     --------
                 Total               $  7,121
                                     ========

The Company has announced its intention to close branches and expects to settle commitments for less than the current lease contracts on the closed branches.

It is expected that in the normal course of business, office leases that expire will be renewed or replaced by leases on other properties. Total rent expense approximated $3,667, $4,571 and $4,392 in 1998, 1997 and 1996, respectively.

17) DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FINANCE RECEIVABLES

Finance receivables have been valued based upon an estimate of future cash flows discounted at an imputed weighted average cost of capital.

SENIOR DEBT, COMMERCIAL PAPER AND NOTES

The fair value has been computed based upon a valuation provided by the Company's investment banking advisors and verified by pricing of recent trades.

SENIOR DEBT, TERM NOTES

The fair value has been computed based upon a valuation provided by the Company's investment banking advisors and verified by pricing of recent trades.

SUBORDINATED DEBT

The fair value has been computed based upon pricing of recent trades.

The estimated fair values of Mercury's financial instruments at December 31, are as follows:

                                                             1998                               1997
                                                             ----                               ----
                                                  Carrying              Fair         Carrying            Fair
                                                  Amount               Value         Amount             Value
FINANCIAL ASSETS:
Cash and cash equivalents                           $186,350            $186,350       $ 53,896          $ 53,896
Finance receivables, net                             553,400             553,724        816,442           731,038
                                                    --------            --------       --------          --------
  Total                                             $739,750            $740,074       $870,338          $784,934
                                                    ========            ========       ========          ========
FINANCIAL LIABILITIES:
Senior debt, commercial paper and notes             $339,340            $305,406       $416,731          $354,221
Senior debt, term notes                              335,905             302,315        412,514           350,637
Subordinated debt                                     22,500              16,875         22,500            16,875
                                                    --------            --------       --------          --------
  Total                                             $697,745            $624,596       $851,745          $721,733
                                                    ========            ========       ========          ========

The above estimates do not include any adjustments to reflect the substantial negative impact for the events disclosed in Note 2.

18) BUSINESS SEGMENT DATA

The Finance Segment consists of the noninsurance segment of Mercury. The Insurance Segment consists of Lyndon through date of disposition and MFN Insurance thereafter. Included in revenues is interest income before provision for finance credit losses and total other income. Operating profit represents income before income taxes and includes interest expense, as financing costs are an integral part of the Company's operations. Income by segment assumes each business services its own debt (including acquisition debt). The segments generally provide for income taxes as if separate returns were filed subject to certain consolidated return limitations and benefits. The following table presents the business segment data of Mercury for the year ended December 31, 1996. Following the sale of Lyndon in 1997, the operations of the insurance segment are not a material segment of the Company's operations and are therefore not disclosed in the following table:

(in millions)

                                                                 1996
REVENUES
Finance                                                        $  203.2
Insurance                                                         105.9
                                                               --------
  Total                                                        $  309.1
                                                               ========
OPERATING PROFITS (LOSSES)
Finance                                                        $  (89.4)
Insurance                                                          40.0
                                                               --------
  Total                                                        $  (49.4)
                                                               ========
NET INCOME (LOSS)
Finance                                                        $  (56.0)
Insurance                                                          27.0
                                                               --------
  Total                                                        $  (29.0)
                                                               ========
IDENTIFIABLE ASSETS
Finance                                                        $1,123.4
Insurance                                                         420.0
                                                               --------
  Total                                                        $1,543.4
                                                               ========

QUARTERLY FINANCIAL DATA (UNAUDITED)

BALANCE SHEET AVERAGE FOR THE QUARTER 1998
(Amounts in thousands, except per share)


                                                 4th Qrtr   3rd Qrtr    2nd Qrtr    1st Qrtr
ASSETS
Cash                                            $144,189    $ 74,507   $ 56,141    $ 59,596
Finance Receivables                              686,479     757,192    822,858     915,981
Allowance for Credit Losses                      (60,287)    (72,952)   (83,503)    (95,198)
Nonrefundable Dealer Reserves                    (36,691)    (37,705)   (41,258)    (48,199)
Other Assets                                      68,126      77,999     78,533      93,726
                                                --------    --------   --------    --------
Total Assets                                    $801,816    $799,041   $832,771    $925,906
                                                ========    ========   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise under
reorganization (Note 1)                         $ 34,153    $ 20,908   $ 24,400    $ 28,764
Liabilities subject to compromise under
reorganization (Note 1)                          719,422     714,879    738,182     815,182
Total Stockholders' Equity                        48,241      63,254     70,189      81,960
                                                --------    --------   --------    --------
Liabilities and Stockholders' Equity            $801,816    $799,041   $832,771    $925,906
                                                ========    ========   ========    ========

INCOME STATEMENT
Interest Income                                 $ 40,820    $ 43,153   $ 45,979    $ 51,141
Interest Expense                                     721       2,766     16,509      18,597
                                                --------    --------   --------    --------
Net Interest Income                               40,099      40,387     29,470      32,544
Provision for Credit Losses                       17,099      11,467     15,265      12,959
                                                --------    --------   --------    --------
Net Interest Income after Credit Losses           23,000      28,920     14,205      19,585
Other Income                                       3,260       3,095      2,910       3,926
Other Expenses                                   (20,160)    (22,089)   (20,347)    (22,699)
Non-Operating Expenses, net                      (38,321)     (1,731)   (18,834)     (2,290)
                                                --------    --------   --------    --------
Income (loss) Before Income Taxes                (32,221)      8,195    (22,066)     (1,478)
Applicable Income Taxes                            6,000           0          0           0
                                                --------    --------   --------    --------
Net Income/(loss)                               $(38,221)   $  8,195   $(22,066)   $ (1,478)
                                                ========    ========   ========    ========
Average Common & Equivalent
  Shares Outstanding                             172,498     172,498    172,498     172,498
Net Income/(loss) per Common Share (adjusted
for stock splits)                               $   (.22)   $   0.05   $  (0.13)     $(0.01)
Cash Dividend Declared (Per Share)              $      0    $      0   $      0    $      0
Market Price (Per Share):
  High                                             0.085         .16      11/16         7/8
  Low                                              0.035       0.075       1/16         1/2
  Close at End of Period                            .045         .08        .13         3/4

RATIOS
Net Interest Margin                                19.15%      19.27%     13.45%      13.53%
Net Income/(loss) to Average Total Assets          (4.77%)      1.03%     (2.65%)     (0.16%)
Net Income/(loss) to Average
  Stockholders' Equity                            (79.23%)     12.96%    (31.44%)     (1.80%)

(1) Average amounts have been computed based upon classifications as if the Voluntary Case had been filed at the beginning of 1998.

BALANCE SHEET AVERAGE FOR THE QUARTER 1997
(Amounts in thousands, except per share)


                                                 4th Qrtr     3rd Qrtr     2nd Qrtr     1st Qrtr

ASSETS
Cash                                            $   28,844   $   67,351   $   78,350   $   23,374
Investments                                         23,368       23,368      110,711      217,189
Finance Receivables                              1,008,767    1,070,968    1,110,949    1,143,272
Allowance for Credit Losses                       (111,168)    (121,868)    (117,594)    (104,673)
Nonrefundable Dealer Reserves                      (57,019)     (66,336)     (76,021)     (85,028)
Other Assets                                       121,486      141,484      231,814      325,366
                                                ----------   ----------   ----------   ----------
Total Assets                                    $1,014,278   $1,114,967   $1,338,209   $1,519,500
                                                ==========   ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior Debt, Commercial Paper                   $  431,305   $  469,749   $  498,619   $  514,335
Senior Debt, Term Notes                            426,939      464,995      488,625      488,625
Subordinated Debt                                   22,500       22,500       22,500       22,500
Other Liabilities                                   48,289       56,151      209,234      348,042
Total Stockholders' Equity                          85,245      101,572      119,231      145,998
                                                ----------   ----------   ----------   ----------
Liabilities and Stockholders' Equity            $1,014,278   $1,114,967   $1,338,209   $1,519,500
                                                ==========   ==========   ==========   ==========

INCOME STATEMENT
Interest Income                                 $   47,950   $   57,588   $   62,505   $   66,780
Interest Expense                                   (20,710)     (21,554)     (23,549)     (20,716)
                                                ----------   ----------   ----------   ----------
Net Interest Income                                 28,039       36,034       38,956       46,064
Provision for Credit Losses                        (24,288)     (27,080)     (24,544)     (30,462)
                                                ----------   ----------   ----------   ----------
Net Interest Income after Credit Losses              3,750        8,954       14,412       15,602
Other Operating Income                               4,089        3,329       12,939       26,723
Other Operating Expenses                           (28,501)     (23,818)     (32,684)     (43,001)
Non-operating Expenses                              (7,088)      (3,013)      (7,478)     (34,657)
                                                ----------   ----------   ----------   ----------
Income/(loss) Before Income Taxes                  (27,750)     (14,548)     (12,811)     (35,333)
Applicable Income Taxes/(Credit)                   (22,661)      13,018       (4,442)      (2,165)
                                                ----------   ----------   ----------   ----------
Net Income/(loss)                               $   (5,089)  $  (27,566)  $   (8,369)  $  (33,168)
                                                ==========   ==========   ==========   ==========
Average Common & Equivalent
  Shares Outstanding                               172,498      172,498      172,948      172,465
Per Common Share (adjusted for stock splits)        $(0.03)      $(0.16)      $(0.05)      $(0.19)
Net Income/(Loss)                               $   (5,089)  $  (27,566)  $   (8,369)  $  (33,168)
Cash Dividend Declared Per Share                $        0   $        0   $        0       $0.075
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

There has been no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure, since they were engaged as independent accountants by the Company.

                                    PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Name of                                    Position With            Principal Occupation for Last Five Years
Director                  Age               the Company                         and Directorships
----------------------  -------   -------------------------------  ------------------------------------------
Dennis H. Chookaszian         55  Director since 1993              Chairman, Executive Committee of CNA
                                                                   Financial.  Chairman and Chief Executive
                                                                   Officer of CNA Insurance Companies from
                                                                   1992 until February, 1999.  President and
                                                                   Chief Operating Officer of CNA from 1990
                                                                   to 1992.  Vice President and Chief
                                                                   Financial Officer of CNA prior to 1990.
                                                                   Also a director of Loews Corporation.

William C. Croft              81  Director since 1989              Chairman of the Board, Clements National
                                                                   Company (manufacturer of electrical
                                                                   products).  Also a director of Methode
                                                                   Electronics, Inc.

Clifford R. Johnson           75  Director since 1989              Consultant since 1986, after retirement as
                                                                   Executive Vice President, Jewel Companies,
                                                                   Inc. and American Stores Properties, Inc.
                                                                   (retail food and drug stores).

Andrew McNally IV             59  Director since 1989              Retired Chairman and Chief Executive
                                                                   Officer of Rand McNally & Co. (printer and
                                                                   publishing).  Director of Rand McNally &
                                                                   Co., Hubbell, Inc., Zenith Electronics
                                                                   Corporation, Morgan Stanley Funds and Borg
                                                                   Warner Security.

Bruce I. McPhee               54  Director since 1993              Vice Chairman of Kimball Homes, Inc. since
                                                                   1993.  President and Chief Executive
                                                                   Officer of Banc One Illinois Corporation
                                                                   from 1992 to 1993.  President and Chief
                                                                   Executive Officer of First Illinois
                                                                   Corporation from 1989 to 1992.  Also a
                                                                   Director of A.J. Gerrard & Co.

Fred G. Steingraber           60  Director since 1993              Chief Executive Officer and Director, A.T.
                                                                   Kearney, Inc.  Also a Director of Maytag
                                                                   Corporation, the Southeastern Thrift and
                                                                   Bank Fund and Lawter International.

Philip J. Wicklander          60      Director since 1989          Chairman and Chief Executive Officer of
                                                                   Wicklander Printing Corporation.
===========================================================================================================

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                       Position with the Company;
                                                                          Principal Occupation
Name                                          Age                         for Last Five Years
-----------------------------------------  ---------  ------------------------------------------------------------
William A. Brandt, Jr.                         49     President and Chief Executive Officer of the Company since
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

Fred C. Caruso                                 43     Acting Chief Operating Officer since 1997.  Also a
                                                      consultant with DSI since 1982.


Patrick J. O'Malley                            39     Acting Principal Financial and Accounting Officer since
                                                      1997.  Also a consultant with DSI since 1991.

Edward G. Stautzenbach                         60     Vice President, Marketing since 1991.  Formerly Assistant
                                                      Vice President from 1988.

Steven G. Gould                                42     Vice President  Operations of the Company since July 1994.
                                                      Formerly Assistant Vice President/Regional Director of
                                                      Company and First Illinois Finance Company (the Company's
                                                      predecessor) from 1986.

George R. Carey                                58     Vice President - Operations of the Company since June 1995.
                                                      Formerly Assistant Vice President/Regional Director of
                                                      Company from September 1992.

Sheila M. Tilson                               48     Vice President - Operations and Assistant Secretary since
                                                      April 1995.  Assistant Vice President Operations from
                                                      January 1987.

John N. Brincat, Jr.                           38     Vice President - Operations of the Company since July 1994.
                                                      Formerly Assistant Vice President/Regional Director of
                                                      Company from 1991.

Michael Caul                                   55     Vice President - Operations of the Company since January,
                                                      1997.  Formerly Vice President - Operations of General
                                                      Acceptance Corporation for two years.  Prior thereto,
                                                      Assistant Vice President/Regional Director of the Company
                                                      since 1988.

David Joseph Peters                            40     Vice President - Operations of the Company since March,
                                                      1997.  Formerly Assistant Vice President/Regional Director
                                                      of the Company since 1993, and prior thereto, branch
                                                      manager since 1987.

                                                Position With Company
                                                Principal Occupation
      Name of               Age                 for Last Five Years
----------------------     ----       ------------------------------------------

Charles H. Lam              47        Vice President - Operations of the Company
                                      since February, 1996. Formerly Assistant
                                      Vice President/Regional Director of
                                      Company from October 1990. Branch Manager prior thereto.

Al Green                    40        Vice President Insurance and Portfolio
                                      Management since May, 1997. Prior thereto,
                                      Regional Director/Assistant Vice President
                                      of the Company since 1992.
--------------------------------------------------------------------------------

ITEM 11

EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table sets forth information regarding compensation paid by the Company for services rendered in all capacities to the Company and its subsidiaries by the Company's Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for the 1998, 1997 and 1996 fiscal years. Certain executive officers of the Company are employed by Development Specialists, Inc. and are not included in the table below. See "Item 13 - Certain Relationships and Related Transactions" for more information regarding the relationship between the Company and Development Specialists, Inc.

                                 SUMMARY COMPENSATION TABLE

                                            Annual                                        Long Term
                                         Compensation                                   Compensation
                                         ------------                                -------------------
                                                                                          Securities
Name and Principal                                                                        Underlying             All Other
Position                                     Year       Base Salary       Bonus           Options (#)         Compensation(1)
---------------------------------------  ------------  --------------  ------------   ------------------- -----------------------
William A. Brandt, Jr.                           1998        $750,000       $     0                   0                 $    0
President and Chief Executive Officer            1997         750,000             0                   0                      0
                                                 1996               -             -                   -                      -

John N. Brincat, Jr.                             1998         134,000        70,500                   0                  8,000
Vice President-Operations                        1997         130,000        50,000              10,000                  7,625
                                                 1996         118,385        20,000              20,000                  7,304

Steven G. Gould                                  1998         136,000        45,500                   0                  3,129
Vice President-Operations                        1997         132,000        27,500              10,000                  7,745
                                                 1996         134,000        30,000              20,000                  7,396

George R. Carey                                  1998         127,000        50,500                   0                  7,555
Vice President-Operations                        1997         123,000        20,000              10,000                  7,265
                                                 1996         117,000        20,000              20,000                  7,027

Charles H. Lam                                   1998         134,000        38,000                   0                  8,340
Vice President-Operations                        1997         130,000        45,000              10,000                  7,624
                                                 1996         132,000        40,000              15,000                  6,923

(1) Represents the Company matching contribution to the 401K Plan.

                    OPTIONS GRANTED IN THE LAST FISCAL YEAR

No options were granted during 1998 to the Named Executive Officers.

                AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES


                                                                                        Value of
                                                      Number of Unexercised       Unexercised In-the-Money
                             Shares                    Options at  Year End          Options at Year End
                            Acquired     Value
                           on Exercise  Realized   Exercisable    Unexercisable    Exercisable     Unexercisable
                           -----------  --------  --------------  -------------  ----------------  -------------
William A. Brandt, Jr.          0          $0               0           -               $0          $          -
John N. Brincat, Jr.            0          $0         117,079           -               $0          $          -
Steven G. Gould                 0          $0          26,666           -               $0          $          -
George R. Carey                 0          $0          49,166           -               $0          $          -
Charles H. Lam                  0          $0          21,666           -               $0          $          -

RETIREMENT PLAN

The Company has a defined benefit Retirement Plan (The "Retirement Plan") covering eligible employees who are at least 21 years of age and have completed at least 1 year of service. The amount of the Company's annual contribution to the Retirement Plan is determined for the total of all participants covered by such Retirement Plan, and the amount of payment in respect of a specified person is not and cannot readily be separated or individually calculated by the regular actuaries for the Retirement Plan. The remuneration covered by the Retirement Plan ("pension based pay") is the highest average monthly total compensation for any 5 consecutive years out of the employee's last 10 years of employment. The normal retirement benefit at age 65 equals 70% of pension base pay minus 50% of the participant's primary Social Security benefit. This amount is reduced by 1/35th for each year by which the participant has fewer than 35 years of participation in the Retirement Plan. Benefits are also available to participants who terminate employment before age 65 after completing 5 or more years of service or due to total and permanent disability.

The following table sets forth estimated annual benefits upon retirement, payable on a straight life annuity basis, for employees in the specified pension base pay (shown on an annual basis) and years of participation classifications, and is based upon the assumption that the Retirement Plan will be continued and that the employee will continue with the Company until his normal retirement age of 65:

Number of Years of Participation

Remuneration**                5            10             15            20           25               30             35
------------------        -------       -------        -------       -------      -------         --------       ----------
$  100,000                $ 8,930       $17,860        $26,790       $35,720      $44,650         $ 53,580       $   62,510
$  110,000                $ 9,930       $19,860        $29,790       $39,720      $49,650         $ 59,580       $   69,510
$  120,000                $10,930       $21,860        $32,790       $43,720      $54,650         $ 65,580       $   76,510
$  130,000                $11,930       $23,860        $35,790       $47,720      $59,650         $ 71,580       $   83,510
$  140,000                $12,930       $25,860        $38,790       $51,720      $64,650         $ 77,580       $   90,510
$  150,000                $13,930       $27,860        $41,790       $55,720      $69,650         $ 83,580       $   97,510
$  160,000                $14,930       $29,860        $44,790       $59,720      $74,650         $ 89,580       $  104,510
$  170,000                $15,930       $31,860        $47,790       $63,720      $79,650         $ 95,580       $  111,510
$  180,000                $16,930       $33,860        $50,790       $67,720      $84,650         $101,580       $  118,510
$  190,000                $17,930       $35,860        $53,790       $71,720      $89,650         $107,580       $   25,510  *
$  200,000                $18,930       $37,860        $56,790       $75,720      $94,650         $113,580       $   32,510  *

____________________

* The annual retirement benefits are subject to maximum limitations ($130,000 at December 31, 1998) under the Internal Revenue Code.

**The annual limit on remuneration for purposes of pension plan benefit calculation was $160,000 at December 31, 1998 under the Internal Revenue Code.

The credited years of participation for the individuals named in the above compensation table are as follows: John N. Brincat, Jr., 13 years; Steven G. Gould, 14 years; George R. Carey, 8 years; and Charles H. Lam, 11 years. Mr. Brandt does not participate in the Plan.

DIRECTOR COMPENSATION

The compensation of Directors is based upon standard fee arrangements for the Company which provide for non-management directors' fees consisting of an annual retainer of $3,000 payable quarterly, plus an attendance fee of $200 for each board and committee meeting of the Company attended.

The Company has a Deferred Compensation Plan for Directors ("Deferred Compensation Plan"). Pursuant to the provisions of the Deferred Compensation Plan, any director of the Company may elect to defer all or any portion of the compensation due him as a director. Interest shall be computed on and credited to any deferred compensation at the prevailing market rate for 6 month Individual Retirement Account Certificates of Deposit. The rate is adjusted on January 1 and July 1 each year. Payments of the amount of deferred compensation and interest earned thereon shall commence as of the first day in May after a director ceases to be a director of the Company. Payment may be made in a lump sum or in any number of installments (maximum of 5 annually), equal or otherwise, as the Executive Committee shall determine. All directors elected to defer their compensation beginning in 1997. All claims for such compensation will be discharged on the Effective Date pursuant to the Plan.

EMPLOYMENT AGREEMENTS

In February, 1997, the Company entered into an employment agreement with Mr. Brandt, President and Chief Executive Officer of Development Specialists, Inc., employing Mr. Brandt as President and Chief Executive Officer of the Company.
The annual salary under the employment contract is $750,000.   The Company may
terminate the employment agreement with 90 days notice of termination or immediately with continuation of compensation for 90 days. Mr. Brandt may terminate the employment agreement with 30 days notice. Pursuant to an amendment to

Mr. Brandt's employment agreement, the Company will pay Mr. Brandt $1 million on the Effective Date. See "Item 13 - Certain Relationships and Related Transactions" for more information regarding the relationship between the Company and Development Specialists, Inc.

Until the Plan's Effective Date, it is expected that William A. Brandt, Jr., Fred C. Caruso, Patrick J. O'Malley and the balance of the management team from DSI will continue to provide for the management of the Company.

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

In 1998, the Company conducted an active search for a permanent Chief Executive Officer and management team. In early November, the Company, with the consent of the Creditors' Committee, selected Edward G. Harshfield to be the new President and Chief Executive Officer of the Company upon confirmation and effectiveness of the Plan. The Company is employing Mr. Harshfield as a consultant until the Effective Date of the Plan. The terms of Mr. Harshfield's consulting arrangement is set forth in the Consulting Agreement which is filed as Exhibit 10AZ hereto.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based on information within the Company's possession including Schedules 13D and 13G filed with the Securities and Exchange Commission, as of December 31, 1998, there were not any persons or entities known by the Company to be the beneficial owner of more than five percent of the Company's voting securities.

The following table sets forth, with respect to the Company's Common Stock, shares believed by the Company to be beneficially owned as of March 1, 1999 by
(i) all directors, (ii) the executive officers named in the Summary Compensation Table, and (iii) the directors and all executive officers as a group. The information is based on data within the Company's possession.

                                  Beneficial Shares Owned            Unexercised
                                     Before Exercisable          Options Exercisable                        Percent
                                     Stock Options (1)             within 60 days            Total          of Class
                               ---------------------------      ----------------------   --------------  --------------
DIRECTORS
Dennis H. Chookaszian........                        1,500                     20,000            21,500         *
William C. Croft.............                      660,363                     20,000           680,363         *
Clifford R. Johnson(2).......                      573,037                     31,602           604,639         *
Andrew McNally IV............                      375,968                     20,000           395,968         *
Bruce I. McPhee..............                      303,259                     20,000           323,259         *
Fred G. Steingraber..........                        6,000                     20,000            26,000         *
Philip J. Wicklander(3)......                      217,790                     20,000           237,790         *

OTHER EXECUTIVE OFFICERS:
William A. Brandt, Jr........                            0                          0                 0         0
John N. Brincat, Jr..........                        8,000                    117,079           125,079         *
Steven G. Gould..............                            0                     26,666            26,666         *
George R. Carey..............                            0                     49,166            49,166         *
Charles H. Lam...............                            0                     21,666            21,666         *
Directors and Executive
  Officers as a Group........                    2,151,422                    583,925         2,735,347       1.6%

____________________
*Less than one percent.

(1) Nature of beneficial ownership of securities is direct unless otherwise indicated by footnote. Beneficial ownership as shown in the table arises from sole voting power and sole investment power unless otherwise indicated by footnote.

(2) Includes 216,984 shares held by Mr. Johnson's wife, as to which Mr. Johnson disclaims beneficial interest.

(3)  Does not include 1,500 shares held by minor children.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Item 11-Employment Agreements."

The Consulting firm of Development Specialists, Inc. ("DSI"), owned by William
A. Brandt, Jr., was engaged to fill certain positions of executive management including Chief Operating Officer, Chief Financial and Accounting Officer and Chief Credit Officer. In addition, DSI staff members have provided additional support in the accounting and finance area. These services are being provided based upon time spent performing such functions at the individuals' customary hourly billing rates. For the year ended December 31, 1998, the Company paid $2,788,707 of fees relating to services rendered by DSI. In addition, DSI was paid $1.6 million in early 1999 which was accrued as of December 31, 1998.

                                    PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements Filed in this Annual Report on Form 10-K
---------------------------------------------------------------------

Report of Arthur Andersen LLP
Consolidated Balance Sheets as of December 31, 1998, and December 31, 1997. Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996.
Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997, and 1996.
Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997, and 1996.
Quarterly Financial Data (unaudited)

(a)(2)  Financial Statement Schedules
-------------------------------------

None

(a)(3)  Exhibits
----------------

2        Mercury Finance Company's Second Amended Plan of Reorganization.

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

10J Commercial Paper Dealer Agreement dated as of March 25, 1991, between Mercury Finance Company and Paine Webber Inc., as successor to Kidder, Peabody & Co, incorporated herein by reference to Exhibit Number 10J to the Company Annual Report on Form 10-K for the year ended December 31, 1997.

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

10R Letter Agreement dated March 23, 1994, between NationsBanc Capital Markets, Inc. and Mercury Finance Company, incorporated hereby by reference to Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10S Dealer Agreement dated as of October 24, 1994 between BA Securities, Inc. and Mercury Finance Company, incorporated herein by reference to
         Exhibit 10U to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10T Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and Norddeutsche Landesbank Girozentrale, incorporated herein by reference to Exhibit Number 10AZ to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10U Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and The Long-Term Credit Bank of Japan, Ltd., incorporated herein by reference to Exhibit Number 10BA to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10V      Senior Note Agreement Dated June 29, 1995 Between Mercury Finance
         Company and:

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

10W Senior Note Agreement Date October 3, 1995 Between Mercury Finance Company and Bank of America Illinois, incorporated herein by reference to Exhibit Number 10BC to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10X Purchase Agreement Dated October 20, 1995 Between Mercury Finance Company and ITT Corporation, incorporated herein by reference to Exhibit Number 10BE to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10Y Senior Note Agreement, dated as of April 5, 1996, as amended, among Mercury Finance Company and the noteholders party thereto, incorporated herein by reference to Exhibit 10AA to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10Z Demand Promissory Note dated January 29, 1997, made by Mercury Finance Company in favor of Bank of America Illinois, incorporated herein by reference to Exhibit 10AB to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AA Employment Agreement between Mercury Finance Company and William A. Brandt, Jr. dated February 1, 1997, incorporated herein by reference to Exhibit 10AC to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.*

10AB Form of Limited Waiver Agreement entered into between Mercury Finance Company and senior noteholders on or about February 7, 1997, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AC Limited Waiver Agreement entered into between Mercury Finance Company and Paine Webber Inc. dated February 7, 1997 under Commercial Paper Dealer Agreement, incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AD Loan and Security Agreement (the "Loan Agreement"), dated as of February 7, 1997 between Mercury Finance Company and all of its subsidiaries, other than its insurance company subsidiaries and BankAmerica Business Credit, Inc., incorporated herein by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1997.

10AE First Amendment to Loan Agreement dated February 14, 1997, between Mercury Finance Company and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 11, 1997.

10AF Rights Agreement dated as of February 27, 1997 between Mercury Finance Company and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit A the Forms of Rights Certificates, and as Exhibit B the Form of Rights Summary, incorporated herein by reference to
          Exhibit 1 to the Company's Form 8-A dated March 18, 1997.

10AG Form of Second Limited Waiver Agreement entered into between Mercury Finance Company and senior noteholders on or about March 10, 1997, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AH Limited Waiver Agreement entered into between Mercury Finance Company and Paine Webber Inc. dated March 10, 1997 under Commercial Paper Dealer Agreement, incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AI Second Amendment to Loan Agreement dated March 12, 1997, between Mercury Finance Company and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AJ Form of Limited Waiver Agreement entered into between Mercury Finance Company and Credit Suisse First Boston Corporation, holder of Mercury commercial paper dated on or about February 7, 1997, incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AK Limited Waiver Agreement entered into between Mercury Finance Company and Credit Suisse First Boston Corporation, holder of Mercury commercial paper dated as of March 10, 1997, incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AL Limited Waiver Agreement entered into between Mercury Finance Company and Credit Suisse First Boston Corporation, holder of Mercury Subordinated Notes dated as of March 10, 1997, incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 13, 1997.

_________________
* Management Contract.

10AM Letter Agreement of Mercury Finance Company to the Paying Agent and Holders of Commercial Paper of Mercury Finance Company dated March 12, 1997, incorporated herein by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AN Stock Purchase Agreement between Mercury Finance Company and Frontier Insurance Group, Inc. dated March 28, 1997, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 28, 1997.

10AO Forbearance Agreement dated as of July 11, 1997, between Mercury Finance Company and the persons listed on the signature pages thereto, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AP Forbearance Agreement dated as of July 11, 1997, between Mercury Finance Company and the persons listed on the signature pages thereto, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AQ Forbearance and Third Limited Waiver Agreement dated as of July 11, 1997, between Mercury Finance Company and Credit Suisse First Boston Management Corporation, incorporated herein by reference to Exhibit
          99.3 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AR Third Amendment to Loan and Security Agreement dated as of July 9, 1997, among certain financial institutions, BankAmerica Business Credit, Inc., Mercury Finance Company, and certain other borrowers, incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AS First Amendment to Forbearance Agreement dated as of November 6, 1997 between the Company and certain lenders, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AT Fourth Limited Waiver Agreement dated as of November 6, 1997 between the Company and certain lenders, incorporated herein by reference to
          Exhibit 99.4 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AU Fourth Limited Waiver Agreement dated as of November 6, 1997 between the Company and Credit Suisse First Boston Management, incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AV Fourth Limited Waiver Agreement dated as of November 6, 1997 between the Company and Painewebber, Inc., incorporated herein by reference to
          Exhibit 99.6 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AW Forbearance and Fourth Limited Waiver Agreement dated as of November 6, 1997 between the Company and Credit Suisse First Boston Management Corporation, incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AX Separation Agreement between the Company and John N. Brincat dated December 30, 1997, incorporated herein by reference to Exhibit 10AZ to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AY Retention and Letter of Engagement between the Company and Development Specialists, Inc. dated February 5, 1997, incorporated herein by reference to Exhibit BA to the Company's Annual Report on form 10-K for the year ended December 31, 1997.

10AZ Consulting Agreement dated November 5, 1998 between the Company and Edward G. Harshfield.

10BA First Amendment to Retention and Letter of Engagement of Development Specialists, Inc. dated as of July 14, 1998, between the Company and DSI.

10BB First Amendment to Employment Agreement dated July 14, 1998, between the Company and William A. Brandt, Jr.

10BC Retention Agreement dated July 14, 1998 by and among DSI and certain subsidiaries of the Company.

11        Computation of Net Income Per Share

12        Ratio of Earnings to Fixed Charges

16 Letter dated February 25, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange Commission, incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated February 25, 1997.

21        Subsidiaries of Mercury Finance Company

23        Consent of Arthur Andersen LLP

27        Financial Data Schedule

(b)  Reports on Form 8-K
------------------------

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1998:

          (i)  Item 5 and Item 7 8-K dated November 24, 1998; and

          (ii) Item 5 and Item 7 8-K dated December 29, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Mercury Finance Company
                                     (Registrant)

Date:  March 19, 1999
                                 By:/s/   William A. Brandt, Jr.
                                    --------------------------------------------
                                       William A. Brandt, Jr.,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William A. Brandt, Jr.                                                 March 19, 1999
--------------------------
William A. Brandt, Jr.
President and Chief Executive Officer


/s/ Patrick J. O'Malley                                                    March 19, 1999
-----------------------
Patrick J. O'Malley
Principal Financial and Accounting Officer


/s/ Dennis H. Chookaszian                       Director                   March 19, 1999
-------------------------
Dennis H. Chookaszian


/s/ William C. Croft                            Director                   March 19, 1999
--------------------
William C. Croft


/s/ Clifford R. Johnson                         Director                   March 14, 1999
-----------------------
Clifford R. Johnson


/s/ Andrew McNally IV                           Director                   March 19, 1999
---------------------
Andrew McNally IV


/s/ Bruce I. McPhee                             Director                   March 16, 1999
-------------------
Bruce I. McPhee


/s/ Fred G. Steingraber                         Director                   March 19, 1999
-----------------------
Fred G. Steingraber


/s/ Philip J. Wicklander                        Director                   March 19, 1999
------------------------
Philip J. Wicklander

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

2         Mercury Finance Company's Second Amended Plan of Reorganization.

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

10J Commercial Paper Dealer Agreement dated as of March 25, 1991, between Mercury Finance Company and Paine Webber Inc., as successor to Kidder, Peabody & Co., incorporated herein by reference to Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

10R Letter Agreement dated March 23, 1994, between NationsBanc Capital Markets, Inc. and Mercury Finance Company, incorporated herein by reference to Exhibit 10S to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10S Dealer Agreement dated as of October 24, 1994 between BA Securities, Inc. and Mercury Finance Company, incorporated herein by reference to
          Exhibit 10U to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10T Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and Norddeutsche Landesbank Girozentrale, incorporated herein by reference to Exhibit Number 10AZ to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10U Senior Note Agreement Dated December 15, 1994 Between Mercury Finance Company and The Long-Term Credit Bank of Japan, Ltd., incorporated herein by reference to Exhibit Number 10BA to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10V       Senior Note Agreement Dated June 29, 1995 Between Mercury Finance
          Company and:

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

10W Senior Note Agreement Date October 3, 1995 Between Mercury Finance Company and Bank of America Illinois, incorporated herein by reference to Exhibit Number 10BC to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10X Purchase Agreement Dated October 20, 1995 Between Mercury Finance Company and ITT Corporation, incorporated herein by reference to Exhibit Number 10BE to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10Y Senior Note Agreement, dated as of April 5, 1996, as amended, among Mercury Finance Company and the noteholders party thereto, incorporated herein by reference to Exhibit 10AA to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10Z Demand Promissory Note dated January 29, 1997, made by Mercury Finance Company in favor of Bank of America Illinois, incorporated herein by reference to Exhibit 10AB to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AA Employment Agreement between Mercury Finance Company and William A. Brandt, Jr. dated February 1, 1997, incorporated herein by reference to Exhibit 10AC to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AB Form of Limited Waiver Agreement entered into between Mercury Finance Company and senior noteholders on or about February 7, 1997, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AC Limited Waiver Agreement entered into between Mercury Finance Company and Paine Webber Inc. dated February 7, 1997 under Commercial Paper Dealer Agreement, incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AD Loan and Security Agreement (the "Loan Agreement"), dated as of February 7, 1997 between Mercury Finance Company and all of its subsidiaries, other than its insurance company subsidiaries and BankAmerica Business Credit, Inc., incorporated herein by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1997.

10AE First Amendment to Loan Agreement dated February 14, 1997, between Mercury Finance Company and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 11, 1997.

10AF Rights Agreement dated as of February 27, 1997 between Mercury Finance Company and Harris Trust and Savings Bank as Rights Agent, which includes as Exhibit A the Forms of Rights Certificates, and as Exhibit B the Form of Rights Summary, incorporated herein by reference to
          Exhibit 1 to the Company's Form 8-A dated March 18, 1997.

10AG Form of Second Limited Waiver Agreement entered into between Mercury Finance Company and senior noteholders on or about March 10, 1997, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AH Limited Waiver Agreement entered into between Mercury Finance Company and Paine Webber Inc. dated March 10, 1997 under Commercial Paper Dealer Agreement, incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AI Second Amendment to Loan Agreement dated March 12, 1997, between Mercury Finance Company and BankAmerica Business Credit, Inc., incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AJ Form of Limited Waiver Agreement entered into between Mercury Finance Company and Credit Suisse First Boston Corporation, holder of Mercury commercial paper dated on or about February 7, 1997, incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AK Limited Waiver Agreement entered into between Mercury Finance Company and Credit Suisse First Boston Corporation, holder of Mercury commercial paper dated as of March 10, 1997, incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AL Limited Waiver Agreement entered into between Mercury Finance Company and Credit Suisse First Boston Corporation, holder of Mercury Subordinated Notes dated as of March 10, 1997, incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AM Letter Agreement of Mercury Finance Company to the Paying Agent and Holders of Commercial Paper of Mercury Finance Company dated March 12, 1997, incorporated herein by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 13, 1997.

10AN Stock Purchase Agreement between Mercury Finance Company and Frontier Insurance Group, Inc. dated March 28, 1997, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 28, 1997.

10AO Forbearance Agreement dated as of July 11, 1997, between Mercury Finance Company and the persons listed on the signature pages thereto, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AP Forbearance Agreement dated as of July 11, 1997, between Mercury Finance Company and the persons listed on the signature pages thereto, incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AQ Forbearance and Third Limited Waiver Agreement dated as of July 11, 1997, between Mercury Finance Company and Credit Suisse First Boston Management Corporation, incorporated herein by reference to Exhibit
          99.3 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AR Third Amendment to Loan and Security Agreement dated as of July 9, 1997, among certain financial institutions, BankAmerica Business Credit, Inc., Mercury Finance Company, and certain other borrowers, incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated July 16, 1997.

10AS First Amendment to Forbearance Agreement dated as of November 6, 1997 between the Company and certain lenders, incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AT Fourth Limited Waiver Agreement dated as of November 6, 1997 between the Company and certain lenders, incorporated herein by reference to
          Exhibit 99.4 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AU Fourth Limited Waiver Agreement dated as of November 6, 1997 between the Company and Credit Suisse First Boston Management, incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AV Fourth Limited Waiver Agreement dated as of November 6, 1997 between the Company and Painewebber, Inc., incorporated herein by reference to
          Exhibit 99.6 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AW Forbearance and Fourth Limited Waiver Agreement dated as of November 6, 1997 between the Company and Credit Suisse First Boston Management Corporation, incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated November 6, 1997.

10AX Separation Agreement between the Company and John N. Brincat dated December 30, 1997, incorporated herein by reference to Exhibit 10AZ to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10AY Retention and Letter of Engagement between the Company and Development Specialists, Inc. dated February 5, 1997, incorporated herein by reference to Exhibit 10BA to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10AZ Consulting Agreement dated November 5, 1998, between the Company and Edward G. Harshfield.

10BA First Amendment to Retention and Letter of Engagement of Development Specialists, Inc. dated as of July 14, 1998, between the Company and DSI.

10BB First Amendment to Employment Agreement dated July 14, 1998, between the Company and William A. Brandt, Jr.

10BC Retention Agreement dated July 14, 1998 by and among DSI and certain subsidiaries of the Company.

11        Computation of Net Income Per Share

12        Ratio of Earnings to Fixed Charges

16 Letter dated February 25, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange Commission, incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated February 25, 1997.

21        Subsidiaries of Mercury Finance Company

23        Consent of Arthur Andersen LLP

27        Financial Data Schedule