Form 10-Q
period 1999-03-31
MFN FINANCIAL CORP
filed 1999-05-17
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For The Quarter Ended March 31, 1999                 Commission File No. 1-10176

                           MFN FINANCIAL CORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                       36-3627010
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification no.)
 incorporation or organization)

100 FIELD DRIVE, SUITE 340, LAKE FOREST, ILLINOIS             60045
-------------------------------------------------           ----------
     (Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code:  (847) 295-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes  X    No ___
    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X    No ___
    ---

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock - $.01 par value, 10,000,000 shares as of April 30, 1999.

                           MFN FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                    PAGE
PART I        FINANCIAL INFORMATION
              ---------------------
Item 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets..................................     3
           Condensed Consolidated Statements of Income............................     4
           Condensed Consolidated Statements of Changes in Stockholders' Equity        5
           Condensed Consolidated Statements of Cash Flows........................     6
           Notes to Condensed Consolidated Financial Statements...................     7
           Review Report of Independent Public Accountants........................    13
           Condensed Consolidated Average Balance Sheets..........................    14

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................    15

Item 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK..............................................................    32

PART II       OTHER INFORMATION
              -----------------
Item 1.  Legal Proceedings.........................................................   33
Item 2.  Changes in Securities.....................................................   33
Item 3.  Defaults Upon Senior Securities...........................................   33
Item 4.  Submission of Matters to a Vote of Security Holders.......................   33
Item 5.  Other Information.........................................................   33
Item 6.  Exhibits and Reports on Form 8-K..........................................   33

SIGNATURES.........................................................................   34

INDEX OF EXHIBITS..................................................................   35

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           MFN FINANCIAL CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS

           (UNAUDITED)

                                                                       Reorganized           Predecessor
                                                                         Company                Company

                                                                         March 31,            December 31,
                                                                            1999                 1998
                                                                       --------------        -------------
(Dollars in thousands)
ASSETS
Cash and cash equivalents.......................................            $216,105            $ 186,350

Finance receivables.............................................             623,493              643,705
Less:  Allowance for finance credit losses......................              49,938               53,485
Less:  Nonrefundable dealer reserves............................              37,504               36,820
                                                                           ---------            ---------
Finance receivables, net........................................             536,051              553,400

Income tax receivable...........................................              19,225                8,599
Furniture, fixtures and equipment, net of
     accumulated depreciation...................................                   -                3,709
Goodwill, net of amortization...................................                   -               12,745
Credit card portfolio held for sale, at net realizable value                       -               27,894
Other assets (including repossessions)..........................              11,447                5,986
                                                                           ---------            ---------

     TOTAL ASSETS...............................................            $782,828            $ 798,683
                                                                           =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Liabilities not subject to compromise under reorganization                  $      -            $  30,833
Liabilities subject to compromise under reorganization..........                   -              719,770
Current portion of senior debt payable (Notes 2 and 8)..........             100,707                    -
Senior secured debt (Notes 2 and 8).............................             434,165                    -
Senior subordinated debt (Notes 2 and 8)........................              22,500                    -
Income taxes                                                                  27,131                    -
Litigation accrual                                                            18,950               18,950
Accounts payable and other liabilities..........................              44,974                    -
Excess of revalued net assets over stockholders' investment                   49,401                    -
                                                                           ---------            ---------
     TOTAL LIABILITIES..........................................             697,828              769,553

Contingencies (Note 6)                                                             -                    -

STOCKHOLDERS' EQUITY
Common stock- Mar 31, 1999-$.01 par value; 50,000,000 shares authorized;
     10,000,000 shares outstanding
     Dec 31, 1998-$1 par value; 300,000,000 shares authorized;
     177,900,671 shares outstanding.............................                 100              177,901
Paid in capital.................................................              84,900                8,244
Retained deficit................................................                   -             (103,351)
Treasury stock-Mar 31,1999-0 shares
          Dec 31, 1998-5,402,957 shares at cost.................                   -              (53,664)
                                                                           ---------            ---------

     TOTAL STOCKHOLDERS' EQUITY.................................              85,000               29,130
                                                                           ---------            ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $782,828            $ 798,683
                                                                           =========            =========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

          MFN FINANCIAL CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED)

                                                                              Predecessor Company

                                                                               Three Months Ended
                                                                                    March 31,
(Dollars in thousands)                                                      1999                 1998
                                                                    -------------------   -------------------
Finance charges, fees and investment income......................            $ 37,620             $ 51,141
Interest expense.................................................                 474               18,597
                                                                             --------             --------
Net interest income before provision for finance credit losses...              37,146               32,544
Provision for finance credit losses..............................               9,857               12,959
                                                                             --------             --------
Net interest income after provision for finance credit losses....              27,289               19,585
                                                                             --------             --------
OTHER INCOME
Insurance premiums...............................................                 815                1,357
Fees, commissions and other......................................               2,238                2,569
                                                                             --------             --------
Total other income...............................................               3,053                3,926
                                                                             --------             --------
OTHER OPERATING EXPENSES
Salaries and employee benefits...................................              13,178               13,002
Occupancy expense................................................                 999                1,215
Equipment expense................................................                 767                  908
Data processing expense..........................................                 469                  480
Insurance claims expense.........................................                   -                  732
Other operating expenses.........................................               4,547                6,362
                                                                             --------             --------
Total other operating expenses...................................              19,960               22,699
                                                                             --------             --------
OPERATING INCOME.................................................              10,382                  812

NON-OPERATING (INCOME) EXPENSES (Note 10)
Reorganization items.............................................              36,717                4,255
Non-operating income.............................................                   -               (1,965)
                                                                             --------             --------

Total non-operating expenses.....................................              36,717                2,290
                                                                             --------             --------

Loss before income taxes and extraordinary credit................             (26,335)              (1,478)
Income tax benefit...............................................              (5,287)                   -
                                                                             --------             --------
Net (Loss) before extraordinary credit...........................             (21,048)              (1,478)

Extraordinary Credit:
Gain on discharge of indebtedness, net of taxes (Note 3).........              45,570                    -
                                                                             --------             --------
NET INCOME (LOSS)................................................            $ 24,522              ($1,478)
                                                                             ========             ========
Per Common Share:
     Basic                                                                         **                   **
     Diluted                                                                       **                   **

** Income per common share amounts as they relate to the Predecessor Company are not meaningful due to the reorganization. See Notes 2 and 3.

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                               THREE MONTHS ENDED
                                  (UNAUDITED)

(Dollars in thousands)
                                                                                                       Total
                                   Common          Paid In            Retained         Treasury        Stockholder's
                                   Stock           Capital            Deficit          Stock           Equity
                                   -----           -------            --------         -----           ------
Balance December 31, 1997          $ 177,901       $ 8,244            $ (49,781)       $(53,664)       $ 82,700
Net Income (Loss)                          -             -               (1,478)              -          (1,478)
                                   ---------      --------            ---------        --------        --------
Balance March 31, 1998             $ 177,901       $ 8,244            $ (51,259)       $(53,664)       $ 81,222
                                   =========      ========            =========        ========        ========

Balance December 31, 1998          $ 177,901       $ 8,244            $(103,351)       $(53,664)       $ 29,130

Net Income                                 -             -               24,522               -          24,522

Effect of Reorganization and
  Fresh Start Reporting:
    Extinguishment of old stock     (177,901)       (8,244)              78,829          53,664         (53,652)
    Issuance of new stock                100        84,900                    -               -          85,000
                                   ---------      --------            ---------        --------        --------
Balance March 31, 1999             $     100       $84,900            $       -        $      -        $ 85,000
                                   =========      ========            =========        ========        ========



     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Predecessor Company

                                                                              Three Months Ended
                                                                                  March 31,
(Dollars in thousands)                                                    1999                 1998
                                                                   -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...............................................           $  24,522              ($1,478)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Provision for finance credit losses ........................               9,857               12,959
     Deferred income tax provision ..............................              17,372               27,590
     Net (Gain) on discharge of indebtedness ....................             (68,228)                   -
     Extinguishment of dividend payable .........................             (12,937)                   -
     Write-off of goodwill and fixed assets, net ................              16,022                    -
     Depreciation and amortization ..............................                 607                  673
     Net (increase) decrease in other assets ....................              (2,756)               1,884
     Net increase (decrease) in other liabilities ...............              13,564               (5,852)
                                                                            ---------             --------
         Net cash (used in) provided by operating activities ....              (1,977)              35,776
CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on finance receivables .................             124,206              159,312
     Finance receivables originated or acquired .................            (113,939)             (84,556)
     Proceeds from sale of credit card portfolio ................              22,414                    -
     Net purchases of furniture, fixtures and equipment .........                (175)                (132)
                                                                            ---------             --------
         Net cash provided by investing activities ..............              32,506               74,624

CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayments of senior debt ..............................                (774)             (99,000)
                                                                            ---------             --------
         Net cash used in financing activities ..................                (774)             (99,000)
                                                                            ---------             --------
         Net increase in cash and cash equivalents ..............              29,755               11,400
     Cash and equivalents at beginning of period ................             186,350               53,896
                                                                            ---------             --------
     Cash and equivalents at end of period ......................           $ 216,105             $ 65,296
                                                                            =========             ========
SUPPLEMENTAL CASH DISCLOSURES
     Income taxes paid ..........................................           $  13,133             $      -
     Interest paid to creditors .................................                  44               21,196

SUPPLEMENTAL NON-CASH DISCLOSURES
     Cancellation of indebtedness ...............................             148,978                    -
     Extinguishment of old stock ................................             (53,652)                   -
     Issuance of new stock ......................................              85,000                    -


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1999

1.  Basis of Presentation.
    ---------------------

The accompanying (a) condensed consolidated balance sheet as of December 31, 1998, which has been derived from audited consolidated financial statements, and
(b) unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments for a fair presentation of results as of the dates and for the periods covered by the financial statements.

Due to the Company's emergence from the Voluntary Case (as hereinafter defined) and implementation of Fresh Start Reporting, Condensed Consolidated Financial Statements for the Reorganized Company as of March 31, 1999 and for the periods subsequent to March 31, 1999 (the "Reorganized Company") will not be comparable to those of the Company for the periods prior to March 31, 1999 (the "Predecessor Company"). For financial reporting purposes, the effective date (the "Fresh Start Effective Date") of the Plan of Reorganization (as hereinafter defined) is considered to be the close of business on March 31, 1999. The results of operations for the period from March 23, 1999 through March 31, 1999 were not material.

A black line has been drawn between the accompanying Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 to distinguish between the Reorganized Company and the Predecessor Company.

The results of the interim periods shown are for the Predecessor Company and are not to be considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Reorganized Company.

The independent public accountants of the Company as of December 31, 1998, have qualified their report on the Company's 1998 financial statements due to their doubt as to the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in these financial statements, the Company has incurred losses in the years ended December 31, 1998 and 1997. In addition, the Company emerged from Chapter 11 of the U.S. Bankruptcy Code on March 23, 1999 and has not had significant operations as a restructured entity. These matters raise substantial doubt about ability of MFN Financial Corporation to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is suggested that unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The amounts which are subject to such estimation techniques include the allowance for finance credit losses. Actual results could differ from these estimates.

2.   Chapter 11 Proceedings
     ----------------------

On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court" or the "Court") for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") along with a plan of reorganization. The filing of the Voluntary Case and plan of reorganization conformed to the terms previously agreed upon between the Company and substantially all of its lenders on May 14, 1998. On July 6, 1998, several of the litigants in the then pending securities lawsuits filed an involuntary petition in the Bankruptcy Court asking the Court to place the Company into a chapter 11 proceeding (the "Involuntary Case"). The Involuntary Case was consolidated with the Voluntary Case and proceeded under Case No. 98-20763. The Company continued to operate its business as a debtor-in-possession under the Bankruptcy Code after the filing of the Voluntary Case.

None of the Company's subsidiaries were included in the Voluntary Case or the Involuntary Case. After the filing of the Voluntary Case, the Company continued to conduct its operations in the normal course through its subsidiaries, and to pay all trade debt and dealer contracts in the ordinary course, without interruption.

On March 10, 1999, the Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The effective date of the Plan was March 23, 1999 (the "Effective Date"). The Plan provides for the Company's senior lenders to receive their pro rata share of the new senior secured notes ("New Senior Secured Notes") equal to 75 percent of the face value of their then current outstanding balance after the receipt of Excess Cash (as defined in the Plan) of $100,707,261 and their pro rata share of 9,500,000 shares (95% of the outstanding) of the new Common Stock (the "New Common Stock"), $.01 par value per share, of MFN. The Plan provides for the holders of subordinated notes to receive $22.5 million in new senior unsecured subordinated notes ("New Senior Subordinated Notes").

The New Senior Secured Notes are comprised of (i) 10% Senior Secured Notes Due 2001, Series A which have a 10% annual fixed rate of interest, payable quarterly and (ii) Senior Secured Notes Due 2001, Series B which have a floating rate of interest based on three month LIBOR (London Interbank Offering Rate), payable quarterly. The aggregate principal amount of the New Senior Secured Notes is
$434,165,043.   Principal payments on the New Senior Secured Notes are not due until maturity on March 23, 2001. The New Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002. (See Note 8)

The gain on cancellation of indebtedness (equal to 25% of the face value of the then current outstanding balance after the receipt of Excess Cash plus interest not paid less 95% of the New Common Stock valuation) aggregated $68.2 million before tax has been treated as an extraordinary item in the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 1999.

Under the Plan, the shareholders of record as of March 22, 1999 (the "Previous Shareholders"), of the Company's old Common Stock, $1 par value per share, are entitled to receive 500,000 shares (5% of the outstanding) of the New Common Stock and three series (Series A, B and C) of warrants (the "New Warrants"), each exercisable for 580,000 shares of the New Common Stock, with expiration dates of March 23, 2002, March 23, 2003 and March 23, 2004, respectively. The exercise price of the Series A Warrants is $15.34, the exercise price of the Series B Warrants is $21.81 and the exercise price of the Series C Warrants is $28.27.

The Plan provides for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash, (ii) the Company's claims against KPMG Peat Marwick and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. The Plan also provides for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provides for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000 for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company has also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs have been fully provided for as of March 31, 1999.

The Plan also provides for the grant of 1,500,000 options for shares of New Common Stock under the Amended and Restated 1989 Stock Option Plan or under employment arrangements to management and the Board of Directors as of March 23, 1999 at $8.50 per share, the estimated reorganization value per share. (See
Note 3)

The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan which is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.   See the Company's Current Report on Form 8-K filed on March
25, 1999, for more information.

3.  Fresh Start Reporting
    ---------------------

As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", (SOP 90-7). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the appraised reorganization value of the ongoing business.

The reorganization value of $85.0 million (the approximate fair value) was based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry. The Predecessor Company's equity was eliminated in Fresh Start Reporting.

The finance receivables were valued at fair value in accordance with the principles of Section 475 of the Internal Revenue Code.

In accordance with fresh start reporting guidelines, certain noncurrent assets, including goodwill, recorded on the Company's Condensed Consolidated Balance Sheet at the Fresh Start Effective Date aggregating $16.0 million were reduced to zero as a result of the fair value of the Company's assets exceeding the fair value of its liabilities and stockholders' investment. In addition, as a result of the Plan of Reorganization, the dividends payable liability in the amount of $12.9 million was extinguished. The net result of the adjustment of assets and liabilities to fair value was a charge to earnings of $3.1 million during the period ended March 31, 1999. After reducing the fair value of certain noncurrent assets to zero, the excess of the fair value of the remaining assets over the fair value of liabilities and stockholders' investment was recorded as a deferred credit, "Excess of Revalued Net Assets Over Stockholders' Investment". This balance will be amortized over 5 years.

The Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of March 31, 1999:

                                                    Predecessor                       Fresh                      Reorganized
                                                      Company                   Start Adjustments                  Company
                                                   March 31, 1999            Debit            Credit           March 31, 1999
                                              ----------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                         $ 216,105             $      -           $       -              $216,105
   Finance receivables, net                            536,051                    -                   -               536,051
   Other assets (including repossessions)               30,672                    -                   -                30,672
                                                     ---------                                                       --------
TOTAL ASSETS                                         $ 782,828             $      -           $       -              $782,828
                                                     =========             ========           =========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Senior debt                                       $ 674,471              240,306  (a)      $       -              $434,165
   Excess cash payment to
   senior debt holders                                       -                    -             100,707 (b)           100,707
   Subordinated Debt                                    22,500                    -                                    22,500
   Interest Payable                                     30,552                9,008  (a)              -                21,544
   Accounts payable and other liabilities               23,801                  371  (c)              -                23,430
   Income taxes                                          4,472                    -              22,659 (d)            27,131
   Litigation accrual                                   18,950                    -                   -                18,950
Excess of revalued net assets
 over stockholders' investment                               -                    -              49,401 (e)            49,401
                                                     ---------             --------            --------              --------
TOTAL LIABILITIES                                      774,746              249,685             172,767               697,828

Stockholders' Equity:
   Common stock                                        177,901              177,901  (f)            100 (g)               100
   Paid in capital                                       8,244                8,244  (f)         84,900 (g)            84,900
   Accumulated deficit                                (124,399)                   -              78,829 (f)                 -
                                                                                                 45,570 (h)
Treasury stock                                         (53,664)                   -              53,664 (f)                 -
                                                     ---------             --------            --------              --------
TOTAL STOCKHOLDERS' EQUITY                               8,082              186,145             263,063                85,000
                                                     ---------             --------            --------              --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              $ 782,828             $435,830            $435,830              $782,828
                                                     =========             ========            ========              ========

(a)  To reflect the cancellation of the old debt and related accrued interest.

(b) To setup a payable of Excess Cash to Senior Debt Holders in accordance with the Plan of Reorganization. Payment occurred subsequent to the balance sheet date.

(c)  To write-off cancelled liabilities of the Company.

(d) To establish deferred income tax liability on the cancellation of indebtedness.

(e) The excess of revalued net assets over stockholders' investment is calculated below:

      Fair value of
      identifiable assets                                  $ 782,828
      Less:  Reorganized Value
         New Debt                            $ 456,665
         New Equity                             85,000       541,665
                                             ---------
      Fair Value of identifiable
       liabilities                                           191,762
                                                           ---------
                                                            $ 49,401
                                                           =========

(f)  To eliminate stockholders' equity of the Predecessor Company.

(g) To record the issuance of 10,000,000 shares of new common stock (par value $0.01) at $8.50 per share.

(h)  To record the extraordinary gain resulting from discharge of indebtedness.

     The extraordinary gain, net of taxes is calculated below:

     Historical carrying value of
      old debt securities                        $ 696,971
     Historical carrying value of
      related accrued interest                      29,405
     Value exchanged for old
      debt:
     Excess Cash Payment, including               (121,104)
      interest
     New Senior Secured Notes                     (434,165)
     New Senior Subordinated Notes                 (22,500)
     New Common Stock (9.5
      million shares to creditors)                 (80,750)
     Other                                             372
                                                   -------
                                                    68,229
     Tax Provision                                  22,659
                                                   -------
     Extraordinary Gain                            $45,570
                                                   =======

4.  Earnings Per Share.
    ---------------------

Basic earnings per share is computed based upon the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents during the period. Common stock equivalents include options granted under the Company's stock option plan and warrants outstanding convertible into shares of common stock of the Company using the treasury stock method.

Due to the Company's emergence from the Voluntary Case and the implementation of Fresh Start Reporting, the presentation of earnings per share is not meaningful for the periods presented in the accompanying financial statements.

5.  Reclassifications.
    -----------------

Certain data from the prior periods has been reclassified to conform to the 1999 presentation.

6.  Contingencies and Legal Matters.
    -------------------------------

On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court (the "Court") for the Northern District of Illinois for relief under Chapter 11 of title 11 of the United States Code. The Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization") was confirmed by order of the Court on March 10, 1999. The effective date of the Plan was March 23, 1999. However, for financial reporting purposes, the Company is using the close of business on March 31, 1999 as the effective date of the Plan.

Prior to the filing of the Voluntary Case, the Company had been named as a defendant in a variety of lawsuits ("Securities Fraud Claims") generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities. The Plan provides that the Company transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against KPMG Peat Marwick and (iii)
$250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. The Plan also provides for holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. All of these costs have been fully provided for as of March 31, 1999.

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of MFN do business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, but MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of MFN, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

See Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for more information regarding the litigation arising from the overstatement of earnings and the restatement of previously issued financial statements.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits.

7.  Income Taxes.
    ------------

The Company recorded a deferred tax benefit in the first quarter of 1999 of $5.3 million due to a pre-tax loss that can be offset against the cancellation of debt income recorded as an extraordinary item. See Note 3 for more information. The effective tax rate for the first quarter of 1999 was a benefit of (20.1%). Only the loss that can be offset for tax purposes during the current period is tax effected ($13.4 million at 39.50%). The remainder of the current period book loss before extraordinary items received a full valuation allowance. For the first quarter of 1998, a full valuation allowance related to the tax benefit for the loss was recorded due to net operating loss carryback limitations.

In the third quarter of 1997, MFN elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, MFN recognizes as taxable income or loss the difference between the fair market value of its finance receivables and the income tax basis of its finance receivables. This election has no impact on the recognition of pre-tax income for financial reporting purposes.

8.  Debt
    ----
In connection with the Plan of Reorganization, the Company has issued New Senior Secured Notes and New Senior Subordinated Notes. See Note 2 - Chapter 11 Proceedings. The New Senior Secured Notes are comprised of (i) 10% Senior Secured Notes Due 2001, Series A which have a 10% annual fixed rate of interest, payable quarterly and (ii) Senior Secured Notes Due 2001, Series B which have a floating rate of interest based on three month LIBOR (London Interbank Offering
Rate), payable quarterly.  The aggregate principal amount of the New Senior
Secured Notes is $434,165,043.   Principal payments on the New Senior Secured
Notes are not due until maturity on March 23, 2001. Holders of the old senior debt may elect to receive either Series A or Series B Senior Secured Notes. Final determination of the balances of each individual Series of Senior Secured Notes has not been determined at this time. While the Series B Senior Secured Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is deducted in determining the spread to LIBOR. The total interest cost of either series of Senior Secured Notes will not exceed a 10.0% annual rate to the Company.

As of March 31, 1999, the Company's senior lenders were due a payment of $100,707,261, representing the Excess Cash (as defined in the Plan). Payment of the Excess Cash to the debt indenture trustee occurred on April 1, 1999.

The Company's Senior Secured Notes are secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the Senior Secured Notes.

The New Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002.

No dividends may be paid on the common stock of the Company unless certain conditions in the indentures governing the New Senior Secured Notes and the New Senior Subordinated Notes are satisfied.

9.  Stock Options
    -------------

Under the Plan of Reorganization, options to purchase 950,000 shares of the Company's authorized and unissued New Common Stock were reserved under the Amended and Restated 1987 Stock Option Plan ("Stock Option Plan"). Of the options authorized under the Stock Option Plan, options to purchase 500,000 shares were granted to officers and directors, effective March 23, 1999 ("Grant Date"), at an exercise price of $8.50 per share (the estimated reorganization value per share). Of the shares granted, fifty percent (50%) vested and became exercisable on the Grant Date, twenty-five percent (25%) vest and become exercisable in twelve

(12) equal monthly portions, beginning with the first anniversary of the Grant Date and twenty-five percent (25%) vest and become exercisable in twelve (12) equal monthly portions, beginning with the second anniversary of the Grant Date. The options shall remain in full force and effect for a period of ten (10) years from the Grant Date.

In addition to shares granted under the Stock Option Plan, an option to purchase 1,000,000 shares was granted to the new chief executive officer pursuant to an employment agreement approved as part of the Plan of Reorganization. The terms and conditions of the option granted are identical to the options granted under the Stock Option Plan as described above. Shares issued under the employment agreement do not count against the 950,000 aggregate number of options to purchase shares of New Common Stock that may be granted under the Stock Option Plan.

10.  Non-operating (income) Expenses
     -------------------------------

     Reorganization Items:

     In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Income, and are summarized below:

                                             Three Months Ended
                                                  March 31,
                                              1999        1998
                                             ------      ------
Adjustments of assets and
 liabilities to fair value                   $ 3,085     $    -

Interest expense                              19,847          -
Corporate counsel                              2,116        782
Investment banking                                 -        450
Creditor attorneys, advisors
 and consultants                               8,637      1,763
Independent accountants                          550        381
Other                                          2,482        879
                                             -------     ------
                                             $36,717     $4,255
                                             =======     ======

The first quarter of 1998 included non-operating income of approximately $2.0 million related to the termination agreement with a former chief executive officer.

INSERT TO COME FROM ANDERSEN

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   -----------------------------------------

To the Board of Directors and Shareholders of MFN Financial Corporation (f/k/a Mercury Finance Company)

                   Report of Independent Public Accountants

We have reviewed the accompanying condensed balance sheets of MFN Financial Corporation (formerly known as "Mercury Finance Corporation") and subsidiaries as of March 31, 1999 and 1998, and the related condensed statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of MFN Financial Corporation and subsidiaries as of December 31, 1998 (not presented herein), and in our report dated March 10, 1999, we expressed a qualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it was derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in the years ended December 31, 1998 and 1997. In addition, the Company emerged from Chapter 11 of the U.S. Bankruptcy Code on March 23, 1999 and has not had significant operations as a restructured entity. These matters raise substantial doubt about the ability of MFN Financial Corporation to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                    ARTHUR ANDERSEN LLP
Chicago, Illinois
May 14, 1999

          MFN FINANCIAL CORPORATION
          CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
          PERIODS ENDED MARCH 31
          (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
(Dollars in thousands)                                                    1999                 1998
ASSETS
Cash and cash equivalents........................................            $201,228             $ 59,596
Finance receivables..............................................             633,599              915,981
   Less: Allowance for finance credit losses.....................              51,711               95,198
   Less: Nonrefundable dealer reserves...........................              37,162               48,199
                                                                             --------             --------
   Finance receivables, net......................................             544,726              772,584
Income taxes receivable..........................................              13,912               66,146
Furniture, fixtures and equipment, net of accumulated
   depreciation..................................................               3,600                5,404
Other assets (including repossessions & goodwill)................              35,302               22,177
                                                                             --------             --------
   TOTAL ASSETS..................................................            $798,768             $925,907
                                                                             ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Interest bearing liabilities                                                 $708,371             $802,246
Other liabilities                                                              70,249               41,700
                                                                             --------             --------

   TOTAL LIABILITIES.............................................             778,620              843,946
                                                                             --------             --------
   TOTAL STOCKHOLDERS' EQUITY....................................              20,148               81,961
                                                                             --------             --------
   TOTAL LIABILITIES AND STOCKHOLDERS'

      EQUITY.....................................................            $798,768             $925,907
                                                                             ========             ========
RATIOS (Annualized)
Return on average equity.........................................              493.60%               (7.31)%
Return on average assets.........................................               12.45%               (0.65)%
Yield on earning assets..........................................               18.28%               22.64%
Rate on interest bearing liabilities.............................                0.27%                9.40%
Net interest margin..............................................               18.05%               14.41%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995:
This Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, contains certain forward-looking statements pertaining to the outcome of the Company's Plan of Reorganization, branch closings, expected operating results, loss provisions and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

BACKGROUND

MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") is a consumer finance concern engaged, through its operating subsidiaries, in the business of acquiring individual installment sales finance contracts from automobile dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products.

MFN's operating subsidiaries commenced operations in February 1984 for the purpose of penetrating the market for small dollar amount consumer loans (average of $3,000 or less). The initial focus was toward small, short term, direct installment loans made to U.S. military servicemen. Building on this direct lending niche, MFN has also built a substantial, diversified consumer finance portfolio by acquiring individual installment sales finance contracts from automobile dealers and retail vendors. Substantially all of MFN's borrowers are "non-prime" borrowers. These are borrowers which generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies.

MFN's sales finance contracts and loans generally range for periods from 3 months to 48 months at annual interest rates ranging, with minor exception, from 18% to 40%. Generally all sales finance contracts and loans are repayable in monthly installments. Late payment fees generally are assessed to accounts which fail to make their scheduled payments within 10 days of the scheduled due date.

OVERVIEW

In January 1997, MFN discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. As a result, a Special Committee of the Board of Directors commenced an investigation of the misstatements of previously issued financial statements. As a result of this investigation, MFN restated the financial statements for fiscal 1995, each of the 1995 quarters, and for the first three quarters of 1996. See the Company's

Annual Report on Form 10-K for the year ended December 31, 1996, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for more information regarding the impact of the overstatement of earnings and the restatement of previously issued financial statements.

On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court" or the "Court") for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") along with a plan of reorganization. The filing of the Voluntary Case and plan of reorganization conformed to the terms previously agreed upon between the Company and substantially all of its lenders on May 14, 1998. On July 6, 1998, several of the litigants in the then pending securities lawsuits filed an involuntary petition in the Bankruptcy Court asking the Court to place the Company into a chapter 11 proceeding (the "Involuntary Case"). The Involuntary Case was consolidated with the Voluntary Case and proceeded under Case No. 98-20763.

On March 10, 1999, the Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The effective date of the Plan was March 23, 1999 (the "Effective Date"). On the Effective Date, the Company cancelled its existing senior and subordinated debt, and its equity securities, including common stock and options to purchase common stock. Subsequent to the balance sheet date, the Company distributed to its exchange agent, for the benefit of holders of Senior Debt Claims (as defined in the Plan), $121.1 million in cash, $434.2 million principal amount of its New Senior Secured Notes due March 23, 2001 (the "Senior Secured Notes"), $22.5 million principal amount of its 11.0% New Senior Subordinated Notes due March 23, 2002 (the "Senior Subordinated Notes") and 9.5 million shares of new common stock (the "New Common Stock") par value $0.01 per share of MFN. In addition, the Company distributed to the Exchange Agent, for the benefit of former shareholders of record on March 22, 1999, 500,000 shares of New Common Stock and three series of new warrants (580,000 of each series) to purchase New Common Stock. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. The emergence from the Voluntary Case resulted in a reduction of approximately $161.9 million in the liabilities of the Company.

As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", (SOP 90-7). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the appraised reorganization value of the ongoing business.

Due to the Company's emergence from the Voluntary Case and implementation of Fresh Start Reporting, Condensed Consolidated Financial Statements for the Reorganized Company as of March 31, 1999 and for the periods subsequent to March 31, 1999 (the "Reorganized Company") are not comparable to those of the Company for the periods prior to March 31, 1999 (the "Predecessor Company"). For financial reporting purposes, the effective date (the "Fresh Start Effective Date") of the Plan of Reorganization is considered to be the close of business on March 31, 1999. The results of operations for the period from March 23, 1999 through March 31, 1999 were not material.

A black line has been drawn between the accompanying Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 to distinguish between the Reorganized Company and the Predecessor Company.

The results of the interim periods shown are not to be considered as being indicative of the results of operations that are expected for the full year.
The results presented for the interim periods shown are for the Predecessor Company. Future filings will reflect the results of the Reorganized Company for periods subsequent to March 31, 1999. The following discussion of results of operations are for the Predecessor Company.

MFN continues to experience strong competition in 1999. Although the industry shake-out that has occurred in the past two years and into 1999 reduced the number of companies in the sub-prime specialty finance arena, there still exists sufficient competitors on a national and regional level to continue the pricing and credit pressures that had been experienced during the past few years.

MFN had previously responded to the competitive pressures by reducing its credit standards while accepting lower pricing on sales finance contracts and introducing new products, which ultimately proved to be unprofitable. During late 1997 and continuing to date, the Company changed its lending practices by implementing tighter credit standards and has significantly reduced delinquencies and charge-offs on new accounts, but at lower volumes of purchased contracts. Delinquencies and charge-offs on the older accounts continue to be at the higher historical levels.

For the quarter ended March 31, 1999, the Predecessor Company experienced a loss before income taxes and extraordinary items of $26.3 million, compared to a loss of $1.5 million for the same period one year ago. The current period loss included restructuring charges of $36.7 million and a continuing high level of charge-offs and the associated provision to replenish the reserve for loan losses. While nonperforming assets declined in the current quarter, charge-offs remained at a high level.

The Company's challenge is to acquire sufficient sales finance contracts within the stricter underwriting standards and reduce operating expense to a level that will return profitability to the operations.

The following is management's discussion and analysis of the condensed consolidated financial condition of the Reorganized Company at March 31, 1999 (unaudited) and the Predecessor Company at December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998 (unaudited) for the Predecessor Company. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this quarterly report. Again, the results of operations are of the Predecessor Company and are not necessarily indicative of future results of the Reorganized Company.

FINANCIAL CONDITION

As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", (SOP 90-7). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet as previously noted in the Notes to the Condensed Consolidated Financial Statements.

ASSETS AND FINANCE RECEIVABLES

During the first quarter of 1999, total assets of the Company decreased to $782.8 million from $798.7 million at December 31, 1998. The decline in total assets is primarily due to a decrease in net finance receivables of $17.3 million. Subsequent to March 31, 1999, the Company made a payment of $121.1 million for payment of accrued interest and Excess Cash (as defined in the Plan of Reorganization). While finance receivables continued to decline in the first quarter of 1999, the Company did experience an increase in volume of purchased finance receivables over what had been experienced over the past several quarters. The Company believes this is the result of increased calling efforts by the dealer development managers ("DDM's"), dealerships becoming more familiar with our Centralized Purchasing Office ("CPO") approach and the CPO's becoming more efficient in processing applications. There can be no assurances that the increase in volume experienced in the first quarter will continue.

The Company's offices in Illinois, Florida and Texas accounted for approximately 13%, 12%, and 12%, respectively, of all sales and direct finance receivables outstanding at March 31, 1999. The total number of operating branches at March 31, 1999 was 151 compared to 158 at December 31, 1998. The Company intends to close or stop acquiring new contracts at approximately 45 branches during the second quarter of 1999. These branches are being closed because of their size, location with respect to other branches or their profit potential. In addition, the Company believes it can be successful in serving the dealers within certain of the markets through the efforts of its DDMs, which will continue to service many of the former locations. The costs related to the closings, consist primarily of lease settlements, severance and relocation costs. Management anticipates the expense to close these offices will be a charge to second quarter earnings of approximately $1.0 million.

The additional closings may have a negative impact on future volumes of sales contracts purchased from these markets. In the first quarter of 1999, total sales finance contracts purchased and direct loans originated from the offices identified to be closed in the second quarter amounted to $39.5 million, compared to total originations of $163.6 million for all offices.

On March 2, 1999, the Company closed on the sale of its credit card portfolio. As of December 31, 1998, this portfolio had been reduced to its net realizable value and was classified as held for sale in the December 31, 1998 Consolidated Balance Sheet of the Company.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                       MARCH 31,        December 31,
                                                          1999              1998
                                                  -------------------------------------
Gross Finance Receivables
  Direct .........................................      $100,346            $117,136
  Sales ..........................................       675,721             676,132
                                                        --------            --------
Total gross finance receivables ..................       776,067             793,268
Less:  Unearned Finance Charges ..................       150,500             146,978
       Unearned commissions, insurance
             premiums and insurance claim
             reserves ............................         2,074               2,585
                                                        --------            --------

Total Sales and Direct Finance Receivables .......      $623,493            $643,705
                                                        ========            ========

The following sets forth a summary of gross originations (including unearned finance charges prior to deduction for nonrefundable dealer reserves) excluding activity of the credit card portfolio for the three months ended March 31, (dollars in thousands):

                                                1999              1998
                                              --------          --------
               Direct finance receivables     $ 19,946          $ 24,628
               Sales finance receivables       143,670            84,846
                                              --------          --------
                                              $163,616          $109,474
                                              ========          ========

Originations in the current year have shown improvement over the same period of last year as the Company's strategy of having DDMs call on dealerships to cultivate relationships takes hold and the CPOs become more efficient in processing business. Also, as the branch network is consolidated, the Company is placing a greater emphasis on purchasing sales finance contracts versus direct lending. The March 31, 1999 balance of gross sales finance contracts outstanding was essentially flat with the December 31, 1998 balance. This is an improvement over the trend that was experienced throughout the prior two years.

ALLOWANCE AND PROVISION FOR FINANCE CREDIT LOSSES

MFN originates direct consumer loans and acquires individual sales finance contracts from third party dealers. The Company maintains an allowance for finance credit losses that are expected to be incurred on receivables that have demonstrated a risk of loss based upon delinquency or bankruptcy status.

The sales finance contracts are generally acquired at a discount from the principal amount. This discount is normally referred to as a non-refundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. The dealer reserve is available to absorb credit losses over the life of the pool of receivables. The dealer reserve cannot be utilized to offset provision for finance credit losses immediately, but is held to offset future losses. Management believes this method provides for an appropriate matching of finance charge income and provision for finance credit losses.

Each period, the provision for finance credit losses in the income statement results from the combination of (a) an estimate by management of loan losses that occurred during the current period and (b) the ongoing adjustment of prior estimated losses. As the specific borrower and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for finance credit losses. If, subsequent to a charge off, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded. This recovery reduces the current period charge off amounts.

In 1996, the Company adopted a loss reserving methodology commonly referred to as "static pooling." The static pooling methodology provides that the Company stratify the components of its sales finance receivable portfolio (i.e., dealer reserve, principal loan balances and related charge-offs) into separately identified pools based upon the period the loans were acquired. MFN defines a pool as loans acquired within a given month.

Reserve requirements for sales finance and direct receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e. 30, 60, 90 and 120 days past due). These assumed losses are utilized to determine the projected cash flows from each impaired category. The projected cash flow is then discounted to estimate the net present value of the impaired loans. A reserve is established in an amount sufficient to reduce the book value of the impaired receivable to its net present value. Repossessed collateral is valued at an estimate of its net realizable value.

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the three month periods ended March 31 (dollars in thousands):

                                                                           1999                 1998
                                                                           ----                 ----
Balance at beginning of period ..................................         $ 53,485             $102,204
Provision of charged to expense .................................            9,857               12,959
Finance receivables charged-off, net of recoveries ..............          (13,404)             (26,972)
                                                                          --------             --------
Balance at end of period ........................................         $ 49,938             $ 88,191
                                                                          ========             ========
Allowance as a percent of net sales and direct finance
   receivables outstanding at end of period......................             8.01%               11.12%
                                                                          ========             ========

The amount of the provision for credit losses decreased in the first quarter of 1999 compared to one year ago due to the decrease in the size of the receivable portfolio and an improvement in the relative delinquency of the remaining portfolio. The overall reduction of the reserve as a percent of the receivable portfolio is due to improvement in the amount of delinquencies at March 31, 1999 compared to the same period one year ago.

NONREFUNDABLE DEALER RESERVES

MFN acquires a majority of its sales finance contracts from dealers at a discount. MFN negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the three month periods ended March 31 (dollars in thousands):

                                                                               1999              1998
                                                                               ----              ----
Balance at beginning of period.........................................       $36,820          $ 52,731
Discounts acquired on new volume.......................................         8,429             5,330
Losses absorbed, net of recoveries.....................................        (7,745)          (14,394)
                                                                              -------          --------

Balance at end of period...............................................       $37,504          $ 43,667
                                                                              =======          ========

Reserve as a percent of gross sales finance receivables                          5.55%             5.21%
                                                                              =======          ========

The increase in the discounts acquired in 1999 compared to the same period last year is due to increased volume of contracts purchased.

DEBT

The primary source for funding the Company's finance receivables comes from the issuance of debt. As a result of the Plan of Reorganization, the Company cancelled all of its senior debt in exchange for Senior Secured Notes, New Common Stock and Excess Cash. The Company also cancelled its subordinated debt in exchange for Senior Subordinated Notes. At March 31, 1999 the Company had total debt of $456.7 million. See Notes 2 and 8 to the Condensed Consolidated Financial Statements.

The following table presents the Company's debt instruments and the stated interest rates on the debt for the dates indicated below (dollars in thousands):

                                          MAR. 31, 1999               DEC. 31, 1998
                                          -------------               -------------

                                     Balance         Rate         Balance        Rate
                                     -------         ----         -------        ----
Senior Debt:
   Commercial paper and short-
       term notes................    $      -           - %       $339,340        5.7%
   Senior secured debt...........     434,165         10.0%        335,905        7.0%
   Senior subordinated debt......      22,500         11.0%         22,500       10.3%
                                     --------        -----        --------       ----
        Total....................    $456,665         10.0%       $697,745        6.5%
                                     ========        =====        ========       ====

STOCKHOLDERS' EQUITY

As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with SOP 90-7. Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet.

The reorganization value of $85.0 million (the approximate fair value) was based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry.

As a result of the Plan of Reorganization and the requirements of Fresh Start Reporting, stockholders' equity at March 31, 1999 was established at the Company's reorganization value of $85.0 million. See notes 2 and 3 of the Condensed Consolidated Financial Statements.


RESULTS OF OPERATIONS

THE RESULTS OF OPERATIONS SHOWN IN THE ACCOMPANYING FINANCIAL STATEMENTS ARE FOR THE PREDECESSOR COMPANY. MFN ADOPTED FRESH START REPORTING IN ACCORDANCE WITH SOP 90-7 EFFECTIVE MARCH 31, 1999.

NET LOSS

For the three months ended March 31, 1999 the Company had a net loss before income taxes and extraordinary items of $26.3 million compared to a net loss of $1.5 million for the three months ended March 31, 1998. The increase in net loss is attributable to an increase in net nonoperating expenses of $34.4 million. Included in this increase are interest costs incurred by the Company during the Voluntary Case in the amount of $19.8 million, an adjustment of the assets and liabilities to fair value of $3.1 million and other reorganization costs of $9.5 million. See Note 10 of the Condensed Consolidated Financial Statements.

INTEREST INCOME AND INTEREST EXPENSE

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1999 the Company's net
interest income was $37.1 million compared to $32.5 million in 1998.   The
Company's first quarter 1999 net interest income amount does not include a charge for interest expense during the Voluntary Case. Interest expense was treated as a restructuring cost in the first quarter financial statements. Had this cost been recorded as interest expense for the first three months of 1999, net interest income would be $10.3 million lower. The decrease in net interest income, after taking into account funding costs during the Voluntary Case, is primarily a result of a decrease in volume.

The net interest margin is the ratio of net interest income before provision for finance credit losses divided by average interest earning assets. The net interest margin was 18.05% in the first quarter of 1999 compared with 14.41% in
the first quarter of 1998.   The net interest margin in the first quarter of
1999 is not comparable to the prior period due to the accounting for interest expense during the Voluntary Case. Had interest expense been reported during the Voluntary Case, the net interest margin would have been 13.04%.

The following table summarizes the amount of the net interest margin for the three months ended March 31 (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                              ------------------
                                               1999                                       1998
                                               ----                                       ----
                                                               Annualized                                  Annualized
                                                 Interest         Rate       Average       Interest           Rate
                                 Average         Income/         Earned        Out-         Income/          Earned
                               Outstanding      Expense        and Paid     standing       Expense         and Paid
Interest bearing assets...      $834,827         $37,620          18.28%     $915,981       $51,141           22.64%
Interest bearing
   Liabilities............       708,371             474           0.27%      802,246        18,597            9.40%
                                --------         -------          -----      --------       -------           -----

Net.......................      $126,456         $37,146          18.01%     $113,735       $32,544           13.24%
                                ========         =======          =====      ========       =======           =====
Net interest margin as a
   percentage of average
   earning assets.........                                        18.05%                                      14.41%
                                                                  =====                                       =====


The yield on interest bearing assets declined due to a higher percentage of short-term investments (classified as cash equivalents on the Condensed Consolidated Average Balance Sheets) in the first quarter of 1999 compared to the same period one year ago to total interest bearing assets.

OTHER INCOME

In addition to finance charges and interest, the Company has other income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of the Company.

For the three months ended March 31, 1999, the Company experienced decreases in its other income compared to the comparable year earlier period. This is due in part to the sale of the credit card portfolio and fewer customers. The following table summarizes the amounts earned from these products for the three months ended March 31 (dollars in thousands):

                                                                              THREE MONTHS ENDED
                                                                                   March 31
                                                                                   --------
                                                                          1999                 1998
                                                                          ----                 ----
Insurance Premiums...............................................          $  815                $1,357
Fees and other...................................................           2,238                 2,569
                                                                           ------                ------

Total............................................................          $3,053                $3,926
                                                                           ======                ======
Other income as a % of average interest
earning assets (annualized)......................................            1.48%                 1.74%

OTHER EXPENSES (EXCLUDING RESTRUCTURING CHARGES)

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

During the first quarter of 1999 other operating expenses decreased 12.1% versus the first quarter of 1998. The decrease was related to lower occupancy, equipment and other expense resulting primarily from operating fewer branches. The following table summarizes the components of other expenses for the three months ended March 31 (dollars in thousands):

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                                   --------
                                                                          1999                 1998
                                                                          ----                 ----
Salaries and employees benefits..................................          $13,178              $13,002
Other operating expenses.........................................            6,782                9,697
                                                                           -------              -------

Total............................................................          $19,960              $22,699
                                                                           =======              =======
Other expense as a % of average interest
earning assets (annualized)......................................             9.70%               10.05%

RESTRUCTURING CHARGES

During 1997 and 1998, the Company closed a number of branches and implemented a plan to close approximately 110 branches and to reduce branch personnel by approximately 260 employees. The Company recorded a provision in 1997 for restructuring in the amount of $3.725 million all of which was charged against income during that year. Of this amount, $3.472 million has been utilized to date and $253,000 remains to be utilized. These charges and their utilization through March 31, 1999 are summarized in the following table (dollars in thousands):

                                             Amounts       Amounts       Amounts        Net Adjustments          Amounts to be
                                             Charged       Utilized      Utilized      through March 31,      Utilized Subsequent
                                             In 1997      1997 and       In 1999        1999 (Expense)/        to March, 31, 1999
                                                             1998                            Income
Asset and leasehold write-offs                 $1,200        $1,279          $  0             $(79)                    $  -
Lease buyouts and other expenses                1,025           900           318              (203)                     10
Employee severance and retention                1,500           652           104               501                     243
                                               ------        ------          ----             -----                    ----
                                               $3,725        $2,831          $422             $ 219                    $253
                                               ======        ======          ====             =====                    ====

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

Reserves for asset and leasehold improvement write-offs are utilized at the date of disposal or the final date of the lease.

As stated earlier, the Company anticipates taking a second quarter charge to earnings of approximately $1 million to cover the costs associated with closing an additional 45 branches.

OTHER NON-OPERATING INCOME AND EXPENSES

     In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Income, and are summarized below:

                                             Three Months Ended
                                                  March 31,
                                              1999        1998
                                             ------      ------
Adjustments of assets and
 liabilities to fair value                   $ 3,085     $    -

Interest expense                              19,847          -
Corporate counsel                              2,116        782
Investment banking                                 -        450
Creditor attorneys, advisors
 and consultants                               8,637      1,763
Independent accountants                          550        381
Other                                          2,482        879
                                             -------     ------
                                             $36,717     $4,255
                                             =======     ======

The first quarter of 1998 included non-operating income of approximately $2.0 million related to the termination agreement with a former chief executive officer.

INCOME TAXES

The Company recorded a benefit for income taxes for the first quarter of 1999 due to reporting a pre-tax loss. This loss will be offset against the cancellation of indebtedness. The effective tax rate was a benefit of (20.1%) for the first quarter of 1999. The Company recorded a full valuation allowance related to the tax benefit for the loss recorded during the first quarter of 1998. At that time, the Company was unable to carryback the losses to prior periods of taxable income.

Only the loss that can be offset for tax purposes during the current period is tax effected ($13.4 million at 39.50%). The remainder of the current period book loss before extraordinary items received a full valuation allowance.

MFN has elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code. Pursuant to this election, the Company must recognize as taxable income or loss the difference between the fair market value of its finance receivables and the income tax basis of its finance receivables. This election has no impact on the recognition of pre-tax income for financial reporting purposes

CREDIT LOSSES AND DELINQUENCIES

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

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                                   --------
                                                                          1999                 1998
                                                                          ----                 ----
Loss provision charged to income.................................          $ 9,857               $12,959
Net charge-offs against allowance................................           13,404                26,972
Net charge-offs against nonrefundable reserves...................            7,745                14,394
Allowance for finance credit losses at end of period.............           49,938                88,191
Dealer reserves at end of period.................................           37,504                43,667
Ratios:
Net charge-offs annualized against allowance
   to average gross finance receivables..........................             8.58%                11.94%
Net charge-offs annualized against nonrefundable dealer
   reserves to average gross finance receivables.................             4.96%                 6.37%
Allowance for finance credit losses to gross finance
   receivables at end of period..................................             6.43%                 9.10%
Dealer reserves to gross sales finance receivables
   at end of period..............................................             5.55%                 5.21%

DELINQUENCIES AND REPOSSESSIONS


If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):

                                                MARCH 31,                DECEMBER 31,
                                                  1999                      1998
                                           ------------------------------------------
Delinquent gross receivables.............             $13,761                 $19,938
Bankrupt accounts........................              20,788                  23,607
Repossessed assets.......................               3,003                   3,836
                                                      -------                 -------

Total....................................             $37,552                 $47,381
                                                      =======                 =======
Delinquent gross receivables and
   bankrupt accounts to gross
   finance receivables...................                4.45%                   5.49%
Delinquent gross receivables,
   bankrupt accounts and repossessed
   assets to gross finance
   receivables plus repossessed
   assets................................                4.82%                   5.94%


Collateral is generally repossessed when debtors are 120 days late or more on payments. Automobiles are generally sold within 60 days at auction.

The announced closing of 45 branches in the second quarter of 1999 may have a negative impact on delinquencies and subsequent charge-offs.

LIQUIDITY AND FINANCIAL RESOURCES

The Company has been acquiring loans by using the cash flow from cash collections on finance receivables. As a result of the Plan of Reorganization, the Company has $434.2 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million through March 23, 2002 in the form of Senior Subordinated Notes. See Notes 2 and 8 to the Condensed Consolidated Financial Statements.

The Senior Secured Notes allow for a subordination of thier position for a $40 million credit facility. This credit facility can be used to fund future growth of the finance receivable portfolio of the Company beyond current cash resources.

CONTINGENCIES AND LEGAL MATTERS

On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court (the "Court") for the Northern District of Illinois for relief under chapter 11 of title 11 of the United States Code. The Company's Second Amended Plan of

Reorganization (the "Plan") was confirmed by order of the Court on March 10, 1999. The effective date of the Plan was March 23, 1999.

Prior to the filing of the Voluntary Case, the Company had been named as a defendant in a variety of lawsuits ("Securities Fraud Claims") generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities. The Plan provides that the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash, (ii) the Company's claims against KPMG Peat Marwick and
(iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. The Plan also provides for holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. All of these costs have been fully provided for as March 31, 1999.

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of MFN do business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, but MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of MFN, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

See Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for more information regarding the litigation arising from the overstatement of earnings and the restatement of previously issued financial statements.

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

The Company has several systems that it considers critical to operations including the branch loan system, the operating systems, and the financial accounting systems. In addition, MFN has other less significant systems in use by the human resources and legal departments. MFN has evaluated all of these systems to determine the specific risks related to the year 2000 and has implemented changes to all of these systems to address any risks. As a result of these efforts, all of the Company's systems are currently Y2K compliant. MFN also utilizes computer software maintained by external vendors and has received written assurances from these vendors that Y2K compliant upgrades are or will be available to the Company in sufficient time for an orderly transition.

To date, the costs associated with becoming Y2K compliant have been minimal (i.e., less than $50,000). These costs have been expensed as incurred, while the cost of new software is capitalized and amortized over the software's useful life.

During 1998, the FASB issued SFAS 133 and 134, "Accounting for Derivative Instruments and Hedging Activities" and "Accounting for Mortgage-Backed Derivative Securities Retained After the Securization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise", effective for fiscal years beginning after June 15, 1999 and December 15, 1998, respectively. Management does not expect these statements to have a material impact on either the financial position, results of operations or financial statement disclosures of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings - See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Legal Matters" which is incorporated herein by reference.

Item 2.   Changes in Securities -

          (a), (b) Pursuant to the Company's Second Amended Plan of Reorganization (the "Plan"), all of the Mercury Finance Company Common Stock (the "Old Common Stock"), $1 par value, was cancelled on March 23, 1999. The Plan provides for the Company's senior lenders to receive new senior secured notes equal to 75 percent of the face value of their then current outstanding balance after the receipt of Excess Cash (as defined in the Plan) and their pro rata share of 9,500,000 shares (95% of the outstanding) of MFN Financial Corporation Common Stock (the "New Common Stock"), par value $.01 per share. The Plan provides for holders of subordinated notes to receive $22.5 million in new senior unsecured subordinated notes.

          The Plan also provides for the record holders of Old Common Stock as of March 22, 1999, to receive 500,000 shares (5% of the outstanding) of New Common Stock and three series of warrants, each exercisable for 580,000 shares of New Common Stock, with expiration dates of three, four and five years, respectively, from March 23, 1999. The exercise price of the Series A Warrants is $15.34, the exercise price of the Series B Warrants is $21.81 and the exercise price of the Series C Warrants is $28.27.

          (c) See the Company's Current Report on Form 8-K filed on March 25, 1999.

          (d)  Not applicable.

Item 3. Defaults Upon Senior Securities - See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - The following Current Reports on Form 8-K were filed during the first quarter of 1999:

               (i) Item 3 and Item 7 Current Report on Form 8-K filed March 25, 1999.

               (ii) Item 4 and Item 7 Current Report on Form 8-K filed March 26,
                    1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MFN FINANCIAL CORPORATION
                                 (Registrant)



Date:  May  14, 1999                /s/ Edward G. Harshfield
                                    ------------------------
                                    Edward G. Harshfield
                                    Chairman, President and
                                    Chief Executive Officer

Date:  May  14, 1999                /s/ Jeffrey B. Weeden
                                    ---------------------
                                    Jeffrey B. Weeden
                                    Executive Vice President, Chief
                                    Financial Officer and Principal Accounting
                                     Officer

                               INDEX OF EXHIBITS

     Exhibit No.            Description
     -----------            -----------

        10A Employment Agreement dated March 23, 1999, between Jeffrey B. Weeden and the Company.

        10B Employment Agreement dated March 23, 1999, between Mark E. Dapier and the Company.

        10C MFN Financial Corporation Amended and Restated 1989 Stock Option and Incentive Compensation Plan.

        10D Exchange Agent Agreement dated March 29, 1999, between Norwest Bank Minnesota and the Company.

        10E Form of Indemnification Agreement between the Company and certain directors and officers of the Company.

        10F Change of Control Agreement dated March 23, 1999, between the Company and Edward G. Harshfied.

        10G Change of Control Agreement dated March 23, 1999, between the Company and Jeffrey B. Weeden.

        10H Change of Control Agreement dated March 23, 1999, between the Company and Mark E. Dapier.

        10I Change of Control Agreement dated March 23, 1999, between the Company and Mark D. Whitham.

        27.                 Financial Data Schedule