Form 10-Q
period 1999-06-30
MFM FINANCIAL CORP
filed 1999-08-16
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For The Quarter Ended June 30, 1999              Commission File No. 1-10176

                           MFN Financial Corporation
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                                         36-3627010
 -------------------------------                             ---------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer identification no.)
  incorporation or organization)

100 Field Drive, Suite 340, Lake Forest, Illinois                           60045
---------------------------------------------------                        -------
 (Address of Principal Executive Offices)                                 (Zip Code)



Registrant's telephone number, including area code:  (847) 295-8600

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

Common Stock - $.01 par value, 10,000,000 shares as of August 10, 1999.

                           MFN FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                  PAGE
PART I            FINANCIAL INFORMATION
                  ---------------------
Item 1.   FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets...............................    3
             Condensed Consolidated Statements of Income.........................    4
             Condensed Consolidated Statements of Changes in Stockholders' Equity    5
             Condensed Consolidated Statements of Cash Flows.....................    6
             Notes to Condensed Consolidated Financial Statements................    7
             Report of Independent Public Accountants............................   17
             Condensed Consolidated Average Balance Sheets.......................   18

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................   19

Item 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.........................................................   36

PART II           OTHER INFORMATION
                  -----------------
Item 1.      Legal Proceedings...................................................   37

Item 2.      Changes in Securities...............................................   37

Item 3.      Defaults Upon Senior Securities.....................................   37

Item 4.      Submission of Matters to a Vote of Security Holders.................   37

Item 5.      Other Information...................................................   37

Item 6.      Exhibits and Reports on Form 8-K....................................   37

SIGNATURES.......................................................................   38

INDEX OF EXHIBITS................................................................   39


PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                         Reorganized    Predecessor
                                                                           Company       Company
                                                                          June 30,     December 31,
(Dollars in thousands)                                                      1999           1998
ASSETS                                                                   ----------     -----------

Cash and cash equivalents                                                  $ 93,561      $ 186,350

Finance receivables                                                         603,122        643,287
Less:  Allowance for finance credit losses                                   48,707         53,485
Less:  Nonrefundable dealer reserves                                         37,863         36,820
                                                                           --------      ---------
Finance receivables, net                                                    516,552        552,982

Income tax receivable                                                        19,225          8,599
Furniture, fixtures and equipment, net of accumulated depreciation              826          3,709
Goodwill, net of amortization                                                     0         12,745
Credit card portfolio held for sale, at net realizable value                      0         27,894
Other assets (including repossessions)                                        8,383          6,404
                                                                           --------      ---------
TOTAL ASSETS                                                               $638,547      $ 798,683
                                                                           ========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Liabilities not subject to compromise under reorganization                 $      0      $  30,833
Liabilities subject to compromise under reorganization                            0        719,770
Senior secured debt (Notes 2 and 8)                                         434,165              0
Senior subordinated debt (Notes 2 and 8)                                     22,500              0
Income taxes                                                                 27,684              0
Litigation accrual                                                              348         18,950
Accounts payable and other liabilities                                       18,420              0
Excess of revalued net assets over stockholders' investment                  46,931              0
                                                                           --------      ---------
TOTAL LIABILITIES                                                           550,048        769,553

CONTINGENCIES (Note 6)                                                            -              -

STOCKHOLDERS' EQUITY
Common stock  June 30, 1999-$.01 par value; 50,000,000
             shares authorized;  10,000,000 shares outstanding
             December 31, 1998-$1 par value; 300,000,000
             shares authorized;  177,900,671 shares outstanding                 100        177,901
Paid in capital                                                              84,900          8,244
Retained earnings (deficit)                                                   3,499       (103,351)
Treasury stock  June 30, 1999 - 0 shares;
             December 31, 1998 - 5,402,957 shares at cost                         0        (53,664)
                                                                           --------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                   88,499         29,130
                                                                           --------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $638,547      $ 798,683
                                                                           ========      =========

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                         Reorganized
                                                          Company            Predecessor Company
                                                           1999         1999            1998
                                                          -------     --------    --------------------
                                                          Three        Three       Three        Six
                                                          Months       Months      Months      Months
                                                          Ended        Ended       Ended       Ended
(Dollars in thousands)                                   June 30,    March 31,    June 30,    June 30,
------------------------------------------------------------------------------------------------------
Finance charges, fees and investment income               $37,818     $ 37,620    $ 45,979    $ 97,119
Interest expense                                           11,276          474      16,509      35,105
                                                          -------     --------    --------    --------
Net interest income before provision for finance
  credit losses                                            26,542       37,146      29,470      62,014
Provision for finance credit losses                         8,426        9,857      15,265      28,224
                                                          -------     --------    --------    --------
Net interest income after provision for finance
  credit losses                                            18,116       27,289      14,205      33,790
                                                          -------     --------    --------    --------
OTHER INCOME
Fees, insurance commissions and premiums                    2,475        2,084       2,365       3,954
Credit card related revenue and other                         328          998         571       2,177
                                                          -------     --------    --------    --------
Total other income                                          2,803        3,082       2,936       6,131
                                                          -------     --------    --------    --------
OTHER OPERATING EXPENSES
Salaries and employee benefits                             11,415       13,150      12,321      25,308
Occupancy expense                                             972          999       1,145       2,360
Equipment expense                                             352          767         813       1,721
Data processing expense                                       451          469         472         952
Amortization                                               (2,470)         215         215         430
Restructuring expenses                                      1,941            0           0           0
Other operating expenses                                    4,087        4,389       5,407       9,606
                                                          -------     --------    --------    --------
Total other operating expenses                             16,748       19,989      20,373      40,377
                                                          -------     --------    --------    --------
OPERATING INCOME (LOSS)                                     4,171       10,382      (3,232)       (456)

Reorganization items                                            0       36,717      18,834      23,088
Income (loss) before income taxes                         -------     --------     -------     -------
    and extraordinary credit                                4,171      (26,335)    (22,066)    (23,544)
Income tax (benefit)                                          672       (5,287)          0           0
                                                          -------     --------    --------    --------
Net income (loss) before extraordinary credit               3,499      (21,048)    (22,066)    (23,544)
Extraordinary credit:
Gain on discharge of indebtedness,net of taxes                  0       45,570           0           0
                                                          -------     --------    --------    --------
NET INCOME (LOSS)                                         $ 3,499     $ 24,522    $(22,066)   $(23,544)
                                                          =======     ========    ========    ========
Weighted average common shares outstanding:
  Basic                                                    10,000           **          **          **
  Diluted                                                  10,144           **          **          **
Per share net income attributable to common shares:
  Basic                                                     $0.35           **          **          **
  Diluted                                                   $0.34           **          **          **
Dividends per share declared                                $0.00           **          **          **

  **   Income per common share and dividend per common share amounts as they relate to the Predecessor Company are not meaningful due to the reorganization.
                              See notes 2 and 3.

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars in thousands)


                                                           Retained                                        Total
                                           Common          Paid In         Earnings         Treasury     Stockholders'
                                           Stock           Capital         (Deficit)         Stock        Equity
                                         ---------        ---------       ---------        ---------    -----------
PREDECESSOR COMPANY

Balance December 31, 1997                $ 177,901        $   8,244       $ (49,781)       $ (53,664)      $ 82,700
Net loss                                         -                -          (1,478)               -         (1,478)
                                         ---------        ---------       ---------        ---------      ---------
Balance March 31, 1998                     177,901            8,244         (51,259)         (53,664)        81,222
Net loss                                         -                -         (22,066)               -        (22,066)
                                         ---------        ---------       ---------        ---------      ---------
Balance June 30, 1998                    $ 177,901        $   8,244       $ (73,325)       $ (53,664)      $ 59,156
                                         =========        =========       =========        =========      =========


Balance December 31, 1998                $ 177,901        $   8,244       $(103,351)       $ (53,664)      $ 29,130
Net income                                       -                -          24,522                -         24,522
Effect of Reorganization and
 Fresh Start Reporting:
   Extinguishment of old stock            (177,901)          (8,244)         78,829           53,664        (53,652)
   Issuance of new stock                       100           84,900               -                -         85,000
                                         ---------        ---------       ---------        ---------      ---------
Balance March 31, 1999                         100           84,900               -                -         85,000

POST-EMERGENCE
REORGANIZED COMPANY

Net income                                       -                -           3,499                -          3,499
                                         ---------        ---------       ---------        ---------      ---------
Balance June 30, 1999                    $     100        $  84,900       $   3,499        $       -       $ 88,499
                                         =========        =========       =========        =========      =========

        The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Reorganized
                                                            Company                 Predecessor Company
                                                             1999             1999                 1998
                                                           ---------       ---------    -------------------------------
                                                             Three            Three        Three         Six
                                                             Months            Months       Months       Months
                                                              Ended            Ended        Ended        Ended
(Dollars in thousands)                                      June 30,          March 31,    June 30,     June 30,
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING  ACTIVITIES
Net income (loss)                                          $   3,499          $  24,522   $ (22,066)  $ (23,544)
Adjustments to reconcile net loss to net cash
  provided (utilized) by operating activities:
    Provision for finance credit losses                        8,426              9,857      15,265      28,224
    Decrease in income tax receivable                              0                  0           0      27,590
    Deferred income tax provision                                  0             17,372           0           0
    Net (Gain) on discharge of indebtedness                        0            (68,228)          0           0
    Extinguishment of dividend payable                             0            (12,937)          0           0
    Write-off of goodwill and fixed assets, net                    0             16,022           0           0
    Depreciation and amortization                             (2,470)               607         630       1,303
    Net (increase) decrease in other assets                    3,592             (2,866)     (1,072)        648
    Net increase (decrease) in other liabilities             (44,603)            13,564      (1,995)     (7,847)
                                                           ---------          ---------   ---------   ---------
      Net cash provided (utilized) by operating activities   (31,556)            (2,087)     (9,238)     26,374

CASH FLOWS FROM INVESTING
 ACTIVITIES
    Principal collected on finance receivables              115,017             123,936     160,146     319,458
    Finance receivables originated or acquired             (104,472)           (113,559)   (114,045)   (198,437)
    Proceeds from the sale of credit card portfolio               0              22,414           0           0
    Purchases of furniture, fixtures and equipment             (826)               (175)       (173)       (305)
                                                           ---------          ---------   ---------   ---------
       Net cash provided by investing activities              9,719              32,616      45,928     120,716

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of senior debt, commercial
     paper and current portion of senior debt payable      (100,707)               (774)    (55,000)   (154,000)
                                                           ---------          ---------   ---------   ---------
       Net cash used in financing activities               (100,707)               (774)    (55,000)   (154,000)
                                                           ---------          ---------   ---------   ---------
       Net increase (decrease) in cash and
        cash equivalents                                   (122,544)             29,755     (18,310)     (6,910)

    Cash and equivalents at beginning of period             216,105             186,350      65,296      53,896
                                                           ---------          ---------   ---------   ---------
    Cash and equivalents at end of period                 $  93,561           $ 216,105   $  46,986   $  46,986
                                                          =========           =========   =========   =========
SUPPLEMENTAL CASH DISCLOSURES
    Income taxes paid to federal and state governments    $     164           $  13,133   $       9   $       9
    Interest paid to creditors                               31,822                  44      15,678      36,874

SUPPLEMENTAL NON-CASH DISCLOSURES
    Cancellation of indebtedness                                  -             148,978           -           -
    Extinguishment of old stock                                   -             (53,652)          -           -
    Issuance of new stock                                         -              85,000           -           -

                      The accompanying notes to condensed
  consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

1.  Basis of Presentation.
    ---------------------

The accompanying (a) condensed consolidated balance sheet as of December 31, 1998, which has been derived from audited consolidated financial statements, and
(b) unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments (consisting solely of normal recurring matters, except as discussed in the following paragraph and except for the restructuring charge) for a fair presentation of results as of the dates and for the periods covered by the financial statements.

Due to the Company's emergence from the Voluntary Case (as hereinafter defined) and implementation of Fresh Start Reporting, Condensed Consolidated Financial Statements for the Reorganized Company as of March 31, 1999 and for the periods subsequent to March 31, 1999 (the "Reorganized Company") are not comparable to those of the Company for the periods prior to March 31, 1999 (the "Predecessor Company"). For financial reporting purposes, the effective date (the "Fresh Start Effective Date") of the Plan of Reorganization (as hereinafter defined) is considered to be the close of business on March 31, 1999. The effective date of the reorganization plan was March 23, 1999. The results of operations for the period from March 23, 1999 through March 31, 1999 were not material.

To facilitate a meaningful comparison of the Company's quarterly and year-to-date operating performance in fiscal years 1999 and 1998, consolidated results of operations may be presented on a traditional comparative basis for all periods. Consequently, the current year's information presented on a year-to-date basis is not in accordance with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the reorganized company and the predecessor company.

A black line has been drawn between the accompanying Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998, and the Condensed Consolidated Statement of Income and Cash Flows for the three months ended June 30, 1999 and all prior periods to distinguish between the Reorganized Company and the Predecessor Company.

The results for the interim periods shown for the Reorganized Company and the Predecessor Company are not to be considered as being indicative of the results that are expected for the full year.

The independent public accountants of the Company as of December 31, 1998, have qualified their report on the Company's 1998 financial statements due to their doubt as to the ability of the Company to continue as a going concern. It is suggested that unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Form 10-Q for the three month period ended March 31, 1999.

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

2.   Chapter 11 Proceedings
     ----------------------

On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court" or the "Court") for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").

On March 10, 1999, the Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The effective date of the Plan was March 23, 1999 (the "Effective Date"). The Plan provided for the Company's senior lenders to receive new senior secured notes ("New Senior Secured Notes") equal to 75 percent of the face value of their then current outstanding balance after the receipt of Excess Cash (as defined in the Plan) of $100,707,261 and their pro rata share of 9,500,000 shares (95% of the outstanding) of the new Common Stock (the "New Common Stock"), $.01 par value per share, of MFN. The Plan provided for the holders of subordinated notes to receive $22.5 million in new senior unsecured subordinated notes ("New Senior Subordinated Notes").

The New Senior Secured Notes are comprised of (i) 10% Senior Secured Notes Due 2001, Series A which have a 10% annual fixed rate of interest, payable quarterly and (ii) Senior Secured Notes Due 2001, Series B which have a floating rate of interest based on the three month LIBOR (London Interbank Offering Rate), payable quarterly. The aggregate principal amount of the New Senior Secured Notes is $434,165,043. During the three month period ended June 30, 1999, holders of the old senior debt elected to receive $232,829,482 of the Series A Senior Secured Notes and $201,335,561 of the Series B Senior Secured Notes. Principal payments on the New Senior Secured Notes are not due until maturity on March 23, 2001. The New Senior

Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002. (See Note 8)

The gain on cancellation of indebtedness (equal to 25% of the face value of the then current outstanding balance after the receipt of Excess Cash plus interest not paid less 95% of the New Common Stock valuation) aggregated $68.2 million before tax and was treated as an extraordinary item in the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 1999.

Under the Plan, the shareholders of record as of March 22, 1999, of the Company's old Common Stock, $1 par value per share, are entitled to receive, subject to certain minimum threshold requirements, their pro rata share of 500,000 shares (5% of the outstanding) of the New Common Stock and three series (Series A, B and C) of warrants (the "New Warrants"), each exercisable for 580,000 shares of the New Common Stock, with expiration dates of March 23, 2002, March 23, 2003 and March 23, 2004, respectively. The exercise price of the Series A Warrants is $15.34, the exercise price of the Series B Warrants is $21.81 and the exercise price of the Series C Warrants is $28.27.

The Plan provided for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash, (ii) the Company's claims against KPMG Peat Marwick and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. The Plan also provided for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company has also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of March 31, 1999.

The Plan also provided for the grant of 1,500,000 options for shares of New Common Stock under the Amended and Restated 1989 Stock Option Plan or under employment arrangements to management and the Board of Directors as of March 23, 1999 at $8.50 per share, the estimated reorganization value per share. (See
Note 3)

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

In accordance with fresh start reporting guidelines, certain noncurrent assets, including goodwill, recorded on the Company's Condensed Consolidated Balance Sheet at the Fresh Start Effective Date aggregating $16.0 million were reduced to zero as a result of the fair value of the Company's assets exceeding the fair value of its liabilities and stockholders' investment. In addition, as a result of reorganization, the dividends payable liability in the amount of $12.9 million was extinguished. The net result of the adjustment of assets and liabilities to fair value was a charge to earnings of $3.1 million during the period ended March 31, 1999. After reducing the fair value of certain noncurrent assets to zero, the excess of the fair value of the remaining assets over the fair value of liabilities and stockholders' investment, totaling $49.4 million, was recorded as a deferred credit, "Excess of Revalued Net Assets Over Stockholders' Investment". This balance will be amortized over 5 years.

The Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of March 31, 1999:

                                                   Predecessor                     Fresh                            Reorganized
                                                     Company                  Start Adjustments                       Company
                                                  March 31, 1999         Debit                Credit               March 31, 1999
                                              --------------------------------------------------------------------------------------

ASSETS
   Cash and cash equivalents                        $ 216,105        $           -        $         -                $216,105
   Finance receivables, net                           535,523                    -                  -                 535,523
   Other assets (including repossessions)              31,200                    -                  -                  31,200
                                                    ---------        -------------        -----------                --------
TOTAL ASSETS                                        $ 782,828        $           -        $         -                $782,828
                                                    =========        =============        ===========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Senior debt                                      $ 674,471        $     240,306  (a)   $         -                $434,165
   Excess cash payment to senior debt holders               -                    -            100,707 (b)             100,707
   Subordinated debt                                   22,500                    -                  -                  22,500
   Interest payable                                    30,552                9,008  (a)             -                  21,544
   Accounts payable and other liabilities              23,801                  371  (c)             -                  23,430
   Income taxes                                         4,472                    -             22,659 (d)              27,131
   Litigation accrual                                  18,950                    -                  -                  18,950
Excess of revalued net assets
 Over stockholders' investment                              -                    -             49,401 (e)              49,401
                                                    ---------        -------------        -----------                --------
TOTAL LIABILITIES                                     774,746              249,685            172,767                 697,828


Stockholders' Equity:
   Common stock                                       177,901              177,901  (f)           100 (g)                 100
   Paid in capital                                      8,244                8,244  (f)        84,900 (g)              84,900
   Accumulated deficit                               (124,399)                   -             78,829 (f)                   -
                                                                                               45,570 (h)
Treasury stock                                        (53,664)                   -             53,664 (f)                   -
                                                    ---------        -------------        -----------                --------
TOTAL STOCKHOLDERS' EQUITY                              8,082              186,145            263,063                  85,000
                                                    ---------        -------------        -----------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 782,828        $     435,830        $   435,830                $782,828
                                                    =========        =============        ===========                ========


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
         Fair value of identifiable assets                      $782,828
         Less:  reorganized value of new debt                    456,665
         Less:  reorganized value of new equity                   85,000
         Less:  fair value of identifiable liabilities           191,762
                                                                --------
                                                                $ 49,401
                                                                ========

(f)  To eliminate stockholders' equity of the Predecessor Company.
(g) To record the issuance of 10,000,000 shares of new common stock (par value $0.01) at $8.50 per share.
(h) To record the extraordinary gain resulting from discharge of indebtedness. The extraordinary gain, net of taxes is calculated below:

        Historical carrying value of
          old debt securities                                    $ 696,971
        Historical carrying value of
          related accrued interest                                  29,405
        Value exchanged for old
             debt:
           Excess Cash Payment, including                         (121,104)
             Interest
            New Senior Secured Notes                              (434,165)
            New Senior Subordinated Notes                          (22,500)
            New Common Stock (9.5
             million shares to creditors)                          (80,750)
           Other                                                       372
                                                                 ---------
                                                                    68,229
Tax Provision                                                       22,659
                                                                 ---------
Extraordinary Gain                                               $  45,570
                                                                 =========


4.   Earnings Per Share.
     -------------------

Basic earnings per share is computed by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents during the period. Common stock equivalents include options granted under the Company's stock option plan and warrants outstanding convertible into shares of common stock of the Company using the treasury stock method.


(Dollars in thousands, except per share amounts)       Three Months Ended
                                                         June 30, 1999
                                                         -------------
BASIC
Net income                                                   $ 3,499
Average common shares outstanding                         10,000,000
Net income per common share - basic                          $  0.35

DILUTED
Net income                                                   $ 3,499
Average common shares and equivalents outstanding         10,144,293
Net income per common share - diluted                        $  0.34

Due to the Company's emergence from the Voluntary Case and the implementation of Fresh Start Reporting, the presentation of earnings per share for the Predecessor Company is not meaningful in the accompanying financial statements.

5.  Reclassifications.
    -----------------

Certain data from the prior periods has been reclassified to conform to the current period presentation.

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

Prior to the filing of the Voluntary Case, the Company had been named as a defendant in a variety of lawsuits ("Securities Fraud Claims") generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities. The Plan provided that the Company transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against KPMG Peat Marwick and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. The Plan also provided for holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. All of these costs were fully provided for as of March 31, 1999.

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

7.  Income Taxes.
    ------------

The provision for income taxes recorded in the three month period ended June 30, 1999 was calculated using a 39.5% tax rate on earnings before income taxes, adjusted for the amortization of the excess of revalued net assets over stockholders' investment, which is a permanent difference between book and tax income.

During the first quarter of 1999, a tax credit of $5.3 million was recorded (39.5% of $13.4 million) before extraordinary credit. This was the amount of tax benefit that could be offset for tax purposes during this period. The remainder of the current period book loss before extraordinary credit received a full valuation allowance.

The Company recorded a full valuation allowance related to the tax benefit for the loss recorded during the first six months of 1998. At that time, the Company was unable to carryback the losses to prior periods of taxable income.

8.  Debt.
    ----
In connection with the Plan of Reorganization, the Company has issued New Senior Secured Notes and New Senior Subordinated Notes. See Note 2 - Chapter 11 Proceedings. The New Senior Secured Notes are comprised of (i) 10% Senior Secured Notes Due 2001, Series A which have a 10% annual fixed rate of interest, payable quarterly and (ii) Senior Secured Notes Due 2001, Series B which have a floating rate of interest based on three month LIBOR (London Interbank Offering
Rate), payable quarterly.  The aggregate principal amount of the New Senior
Secured Notes is $434,165,043.   Principal payments on the New Senior Secured
Notes are not due until maturity on March 23, 2001.

During the three month period ended June 30, 1999, holders of the old senior debt elected to receive $232,829,482 of the Series A Senior Secured Notes and $201,335,561 of the Series B Senior Secured Notes. While the Series B Senior Secured Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of Senior Secured Notes will not exceed a 10.0% annual rate to the Company.

As of March 31, 1999, the Company's senior lenders were due a payment of $100,707,261, representing the Excess Cash as defined in the Plan. Payment of the Excess Cash to the debt indenture trustee occurred on April 1, 1999.

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

9.    Stock Options.
      -------------

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

In addition to shares granted under the Stock Option Plan, an option to purchase 1,000,000 shares was granted to the new chief executive officer of the Company pursuant to an employment agreement approved as part of the Plan of Reorganization. The terms and conditions of the option granted are identical to the options granted under the Stock Option Plan as described above. Shares issued under the employment agreement do not count against the 950,000 aggregate number of options to purchase shares of New Common Stock that may be granted under the Stock Option Plan.

10.   Reorganization Items.
      --------------------

In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization should be reported separately as reorganization items in the Condensed Consolidated Statement of Income. These expenses were incurred by the Predecessor Company and are summarized below:


                                                                 Three Months         Three Months           Six Months
                                                                    Ended                 Ended                 Ended
                                                                March 31, 1999        June 30, 1998         June 30, 1998
                                                                --------------        -------------         -------------
Forbearance fee                                                    $     -               $14,480               $14,480
Adjustments of assets and
          liabilities to fair value                                  3,085                     -                     -
Interest expense                                                    19,847                     -                     -
Other including professional fees                                   13,785                 4,354                 8,608
                                                                   -------               -------               -------
                                                                   $36,717               $18,834               $23,088
                                                                   =======               =======               =======


11.      Subsequent Event.
         -----------------

On July 29, 1999, the Company announced it has entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi, and Alabama to First Tower Corp. of Jackson, Mississippi. The gross receivables of the 47 branches totaled $46,675,000 at June 30, 1999 and represent approximately 6.2% of the Company's total gross receivables at that date. The transaction will be for cash and is subject to regulatory approval and other conditions. Employees of branches sold are expected to be offered employment with First Tower Corp. The parties anticipate closing in the third quarter of this year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

Board of Directors and Stockholders
MFN Financial Corporation (f/k/a Mercury Finance Company)

We have reviewed the accompanying condensed consolidated balance sheet of MFN Financial Corporation and subsidiaries (Reorganized Company) f/k/a Mercury Finance Company as of June 30, 1999 and the condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month period then ended. The condensed consolidated statements of income, changes in stockholders' equity and cash flows for Mercury Finance Company for the three month period ended March 31, 1999 and the three and six-month periods ended June 30, 1998 were reviewed by other auditors who issued reports dated May 14, 1999 and August 13, 1998, respectively. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The condensed consolidated balance sheet as of December 31, 1998, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 10, 1999, expressed a qualified opinion. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company emerged from chapter 11 of title 11 of the United States Code on March 23, 1999 and has not had significant operations as a restructured entity. These matters raise substantial doubt about the ability of MFN Financial Corporation to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP

Chicago, Illinois
July 22, 1999

  MFN FINANCIAL CORPORATION
  CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS


                                                       Reorganized
                                                         Company        Predecessor Company
                                                         1999        1999              1998
                                                       ---------   ----------   --------------------
                                                        Three        Three         Three       Six
                                                        Months       Months        Months     Months
                                                        Ended        Ended         Ended      Ended
(Dollars in thousands)                                 June 30,     March 31,     June 30,   June 30,
-----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                   $154,833     $201,228    $  56,141    $ 55,393

Finance receivables                                     613,043      633,126      821,924     871,357
  Less allowance for finance credit losses               49,323       51,711       83,503      89,737
  Less nonrefundable dealer reserves                     37,683       37,162       41,258      45,082
                                                       --------     --------    ---------    --------
  Finance receivables, net                              526,037      544,253      697,163     736,538

Income taxes receivable                                  19,225       13,912       52,438      61,605
Furniture, fixtures and equipment, net of
 accumulated depreciation                                   413        3,600        4,679       5,085
Other assets (including repossessions & goodwill)        10,180       35,775       22,350      23,026
                                                       --------     --------    ---------    --------
  TOTAL ASSETS                                         $710,688     $798,768    $ 832,771    $881,647
                                                       ========     ========    =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
Interest bearing liabilities                           $507,019     $708,371    $ 725,245    $767,411
Other liabilities                                       116,919       70,249       37,337      39,877
                                                       --------     --------    ---------    --------
TOTAL LIABILITIES                                       623,938      778,620      762,582     807,288
                                                       --------     --------    ---------    --------
TOTAL STOCKHOLDERS' EQUITY                               86,750       20,148       70,189      74,359
                                                       --------     --------    ---------    --------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $710,688     $798,768    $ 832,771    $881,647
                                                       ========     ========    =========    ========

RATIOS (annualized)
Return on average equity                                  16.18%      493.60%    (126.10)%    (63.85)%
Return on average assets                                   1.98%       12.45%     (10.63)%     (5.39)%
Yield on interest earning assets                          19.75%       18.29%       22.44%      22.48%
Rate on interest bearing liabilities                       8.92%        0.27%        9.13%       9.22%
Net interest margin                                       13.86%       18.06%       14.38%      14.35%


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q for the three month period ended June 30, 1999, contains certain forward-looking statements pertaining to the outcome of the Company's Plan of Reorganization, branch closings, expected operating results, loss provisions and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Today MFN's primary strategic focus is the purchasing of installment retail sales finance contracts from automobile dealers. MFN does this through its branch network and the use of Dealer Development Managers ("DDMs"). DDMs service the automobile dealers both in markets where MFN has a branch and where it does not maintain a physical location.

All purchases of automobile retail installment contracts are handled through the Company's Centralized Purchasing Offices ("CPOs"). The CPOs serve as the centralized underwriter of credit. The CPOs have helped the Company apply consistent underwriting standards, which has resulted in reduced charge-offs on 1998 and 1999 originations as compared to older accounts.

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

On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court" or the "Court") for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") along with a Plan of Reorganization. On March 10, 1999, the Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The effective date of the Plan was March 23, 1999 (the "Effective Date"). On the Effective Date, the Company cancelled its existing senior and subordinated debt, and its equity securities, including common stock and options to purchase common stock and distributed to its exchange agent (the "Exchange Agent"), for the benefit of holders of Senior Debt Claims (as defined in the Plan), $434.2 million principal amount of its New Senior Secured Notes due March 23, 2001 (the "Senior Secured Notes"), and 9.5 million shares of new common stock, par value $0.01 per share. Also on the Effective Date, the Company distributed to the Exchange Agent $22.5 million principal amount of its 11.0% New Senior Subordinated Notes due March 23, 2002 (the "Senior Subordinated Notes"). In addition, the Company distributed to the Exchange Agent $121.1 million in cash on April 1, 1999 for the benefit of holders of Senior Debt Claims. On the Effective Date, the Company also distributed to the Exchange Agent, for the benefit of former shareholders of record on March 22, 1999, 500,000 shares of the new common stock and three series of new warrants (580,000 of each series) to purchase new common stock. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. The emergence from the Voluntary Case resulted in a reduction of approximately $161.9 million in the liabilities of the Company.

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

To facilitate a comparison of the Company's quarterly and year-to-date operating performance in fiscal years 1999 and 1998, the following discussion of consolidated financial information may be presented on a traditional comparative basis for all periods. Consequently, the current year's information presented below on a year-to-date basis is not in accordance with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the reorganized company and the predecessor company.

A black line has been drawn between the accompanying Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998, and the Condensed Consolidated Statement of Income and Cash Flows for the three months ended June 30, 1999 and all previous periods to distinguish between the Reorganized Company and the Predecessor Company.

The results for the interim periods shown for the Reorganized Company and the Predecessor Company are not to be considered as being indicative of the results that are expected for the full year.

The following is management's discussion and analysis of the consolidated financial condition of the Reorganized Company at June 30, 1999 (unaudited) and March 31, 1999 (unaudited) and the Predecessor Company at December 31, 1998 and June 30, 1998 (unaudited). Consolidated results of operations are for the three months ended June 30, 1999 (unaudited) for the Reorganized Company and for the three month and six month periods ended June 30, 1998 (unaudited) for the Predecessor Company. Consolidated results of operations for the six months ended June 30, 1999 (unaudited) represent a combination of Reorganized Company and the Predecessor Company and careful analysis should be used when interpreting these results. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report. Again, the results of operations are for both the Reorganized
                  -------------------------------------------------------------
Company and the Predecessor Company and are not necessarily indicative of future
--------------------------------------------------------------------------------
results of the Reorganized Company.
----------------------------------


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


Assets and Finance Receivables

During the six month period ended June 30, 1999, total assets of the Company decreased to $638.5 million from $798.7 million at December 31, 1998. Total assets declined primarily to a decrease in cash due to a required payment under the Plan of accrued interest and Excess Cash (as defined in the Plan) totaling $121.1 million. Net finance receivables declined $36.4 million which also contributed to the decline in total assets.

The Company's offices in Illinois, Louisiana and Florida accounted for approximately 13%, 11%, and 11%, respectively, of all sales and direct finance receivables outstanding at June 30, 1999. The total number of operating branches at June 30, 1999 was 105 compared to 151 at March 31, 1999 and 158 at December 31, 1998. The Company closed or stopped acquiring new contracts at 46 branches during the second quarter of 1999. These branches were closed because of their size, location with respect to other branches or their profit potential. In addition, the Company believes it can be successful in serving the dealers within certain of the markets through the efforts of its DDMs, which will continue to offer MFN's services to automobile dealers in many of the former locations. The costs related to the closings, consist primarily of lease settlement, severance and relocation costs. The cost of closing these offices resulted in a restructuring charge to second quarter earnings of approximately $1.9 million.

On July 29, 1999, the Company announced it had entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi and Alabama. See Note 11 to the Condensed Consolidated Financial Statements. After the sale, the Company will have 58 active subsidiary branches located in 20 states. The 47 direct loan offices being sold do not fit the strategic focus of the Company which is the purchasing of automobile retail installment contracts.

The closing and sale of the branches referenced above will have a negative impact on future volumes of sales finance contracts purchased from certain markets. The Company has decided to stop originating loans and purchasing installment contracts in Texas. The Company determined that this market area did not have sufficient profit potential at the present time.

In the second quarter of 1999,
direct loans originated from the offices identified in the July 29, 1999 announced sale amounted to $11.2 million, compared to total originations of both sales finance and direct loans of $148.1 million for all offices. Total originations in the first quarter of 1999 for all offices were $163.6 million. The decline in originations and purchases for the second quarter versus the first quarter of 1999 is attributable to the 46 offices previously identified for closure in the second quarter.

On March 2, 1999, the Company closed on the sale of its credit card portfolio. As of December 31, 1998, this portfolio had been reduced to its net realizable value and was classified as held for sale in the December 31, 1998 Condensed Consolidated Balance Sheet of the Company.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                              June 30,  March 31,  December 31,
                                                1999      1999        1998
                                                ----      ----        ----
Gross Finance Receivables
    Direct                                    $ 91,942   $100,346    $117,136
    Sales                                      662,779    675,193     675,714
                                              --------   --------    --------
Total gross finance receivables                754,721    775,539     792,850

Less:  Unearned finance charges                149,881    150,500     146,978
Less:  Unearned commissions, insurance
   premiums and insurance claim reserves         1,718      2,074       2,585
                                              --------   --------    --------

Total Sales and Direct Finance Receivables    $603,122   $622,965    $643,287
                                              ========   ========    ========

The following sets forth a summary of gross originations and acquisitions, excluding activity of the credit card portfolio, for the three and six months ended June 30 (dollars in thousands):

                                             Three Months Ended                Six Month Ended
                                        -----------------------------   -----------------------------
                                        June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                        -------------   -------------   -------------   -------------
Direct finance receivables                   $ 24,177        $ 35,460        $ 44,123        $ 59,932
Sales finance receivables                     123,882          98,539         267,552         182,100
                                             --------        --------        --------        --------
                                             $148,059        $133,999        $311,675        $242,032
                                             ========        ========        ========        ========


Purchases of sales finance receivables in the current year have shown improvement over the same period of last year as the Company's strategy of having DDMs call on dealerships to cultivate relationships takes hold and the CPOs become more efficient in processing transactions. The Company will continue to place a greater emphasis on purchasing sales finance contracts versus direct lending in the future. Gross sales finance contracts outstanding declined $12.4 million during the three month period ended June 30, 1999 with $11.6 million of the total decline attributable to exiting seven targeted markets in Texas and Oklahoma. The Company determined that these markets had unfavorable profit potential.


Allowance and Provision for Finance Credit Losses

MFN originates direct consumer loans and acquires individual retail sales finance contracts from third party dealers. The Company maintains an allowance for finance credit losses that are expected to be incurred on receivables that have demonstrated a risk of loss based upon delinquency or bankruptcy status.

The sales finance contracts are generally acquired at a discount from the principal amount. This discount is normally referred to as a non-refundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. The dealer reserve is available to absorb credit losses over the life of the pool of receivables. The dealer reserve is not used to offset provision for finance credit losses immediately, but rather is amortized over the life of the pool to offset future losses. Management believes this method provides for an appropriate matching of finance charge income and provision for finance credit losses.

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

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the interim periods noted (dollars in thousands):

                                              Three Months Ended                  Six Month Ended
                                        -------------------------------   -------------------------------
                                        June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                        --------------   --------------   --------------   --------------
Balance at beginning of period                $49,938         $ 88,191         $ 53,485         $102,204
Provision charged to expense                    8,426           15,265           18,283           28,224
Finance receivables charged-off, net
 of recoveries
                                               (9,657)         (24,641)         (23,061)         (51,613)
                                              -------         --------         --------         --------
Balance at end of period                      $48,707         $ 78,815         $ 48,707         $ 78,815
                                              =======         ========         ========         ========

Allowance as a percent of sales and direct finance
  receivables outstanding at end of period                                         8.08%           10.87%
                                                                                   ====            =====

The amount of the provision for credit losses decreased in the second quarter of 1999 compared to one year ago due to the decrease in the size of the receivable portfolio and an improvement in the relative delinquency of the remaining portfolio. The overall reduction of the reserve as a percent of the receivable portfolio occurred primarily in the second half of 1998 as delinquencies declined and the expected losses inherent in the portfolio improved. The improvement has continued into the current calendar year through June 30, 1999.

Nonrefundable Dealer Reserves

MFN acquires a majority of its sales finance contracts from dealers at a discount. MFN negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the interim periods ended June 30 (dollars in thousands):

                                                                 Three Months Ended                   Six Months Ended
                                                                 ------------------                   ----------------
                                                               June 30,         June 30,         June 30,          June 30,
                                                                 1999             1998             1999              1998
                                                                 ----             ----             ----              ----
Balance at beginning of period                                  $37,504         $ 43,667         $ 36,820          $ 52,731
Discounts acquired on new volume                                  7,490            6,043           15,919            11,373
Losses absorbed, net of recoveries                               (7,131)         (10,862)         (14,876)          (25,256)
                                                                -------         --------         --------          --------
Balance at June 30                                              $37,863         $ 38,848         $ 37,863          $ 38,848
                                                                =======         ========         ========          ========
Reserves as a percentage of sales
  finance receivables                                                                                5.71%             5.09%
                                                                                                 ========          ========
Discounts acquired as a percentage of sales
 finance receivables originated                                    6.05%            6.13%            5.95%             6.25%
                                                                =======         ========         ========          ========


The increase in the discounts acquired in 1999 compared to the same period last year is due to increased volume of contracts purchased.

Debt

The primary source for funding the Company's finance receivables comes from the issuance of debt. As a result of the Plan of Reorganization, the Company cancelled all of its senior debt in exchange for Senior Secured Notes, New Common Stock and Excess Cash. The Company also cancelled its subordinated debt in exchange for Senior Subordinated Notes. At June 30, 1999 the Company had total debt of $456.7 million. See Notes 2 and 8 to the Condensed Consolidated Financial Statements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                                               June 30, 1999      March 31, 1999    December 31, 1998
                                              ----------------   ----------------   ------------------
                                              Balance    Rate    Balance    Rate     Balance     Rate
                                              --------   -----   --------   -----   ---------   ------
Senior debt:
   Commercial paper and short-term loans      $      -      -    $      -      -     $339,340     5.7%
   Senior secured debt                         434,165   10.0%    434,165   10.0%     335,905     7.0%
Senior subordinated debt                        22,500   11.0%     22,500   11.0%      22,500    10.3%
                                              --------   ----    --------   ----     --------    ----
        Total                                 $456,665   10.0%   $456,665   10.0%    $697,745     6.5%
                                              ========   ====    ========   ====     ========    ====

The Senior Secured Debt is comprised of both fixed and variable rate notes. Due to the purchase of an interest rate cap, the all-inclusive cost on this debt is 10.0% to the Company and is combined in this table.

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

At June 30, 1999, total stockholders' equity stood at $88.5 million and represented 13.86% of total assets.


RESULTS OF OPERATIONS

The results of operations shown in the accompanying Financial Statements are for both the Reorganized Company and the Predecessor Company. MFN adopted Fresh Start Reporting in accordance with SOP 90-7 effective March 31, 1999. To facilitate a meaningful comparison of the Company's quarterly and year-to-date operating performance in fiscal years 1999 and 1998, the following discussion of consolidated financial information may be presented on a traditional comparative basis for all periods. Consequently, the current year's information presented below on a year-to-date basis is not in accordance with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the reorganized company and the predecessor company.

Net Income

For the three months ended June 30, 1999 the Company had net income of $3.5 million.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended June 30, 1999 the Company's net interest income was $26.5 million compared to $29.5 million for the same period one year ago.

The net interest margin is the ratio of net interest income before provision for finance credit losses divided by average interest earning assets. The net interest margin was 13.86% in the second quarter of 1999 compared with 14.38% in
the second quarter of 1998.   The decline is attributable to the yield on
interest earning assets which are composed of a higher percentage of short-term investments (classified as cash equivalents on the Condensed Consolidated Average Balance Sheets) compared to the same period one year ago.

The following tables summarize the amount of the net interest margin for the periods ended June 30 (dollars in thousands):


Three Months Ended                                June 30, 1999                                 June 30, 1998
------------------                                -------------                                 -------------
                                                                   Annualized                                    Annualized
                                      Average        Interest         Rate          Average        Interest         Rate
                                       Out-          Income/         Earned          Out-          Income/         Earned
                                     standing        Expense        and Paid       standing        Expense        and Paid
                                   -------------   ------------   ------------   -------------   ------------   ------------
Interest earning assets                 $767,876        $37,818         19.75%        $878,065        $45,979         21.00%
Interest bearing liabilities             507,019         11,276          8.92%         725,245         16,509          9.13%
                                        --------        -------         -----         --------        -------         -----
Net interest income                     $260,857        $26,542         10.83%        $152,820        $29,470         11.87%
                                        ========        =======         =====         ========        =======         =====
Net interest margin as a
percentage of average interest
 earning assets (annualized)                                            13.86%                                        13.46%
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

During the three month and six month periods ended June 30, 1999, other income decreased $0.1 million or 4.2% and $0.2 million or 4.0%, respectively, versus the same periods one year ago. Other income generated by the credit card portfolio decreased $0.7 million and $1.3 million during these respective periods. The sale of the portfolio was finalized on March 2, 1999 and no credit card related revenue or expense was recorded in 1999. Excluding the impact of the credit card related revenue, other income during the three month and six month periods ended June 30, 1999 increased 24.7% and 21.5%, respectively, versus the same periods one year ago primarily attributable to improved claim experience on the sale of self-insured insurance products. The following table summarizes the amounts earned from these products for the interim periods ended June 30 (dollars in thousands):


                                                                   Three Months Ended                  Six Months Ended
                                                                   ------------------                  ----------------
                                                               June 30,         June 30,          June 30,          June 30,
                                                                 1999              1998             1999              1998
                                                                 ----              ----             ----              ----
Fees, insurance commissions and premiums                         $2,475           $2,365           $4,559            $3,954
Credit card related revenue and other                               328              571            1,326             2,177
                                                                 ------           ------           ------            ------
Total                                                            $2,803           $2,936           $5,885            $6,131
                                                                 ======           ======           ======            ======
Other income as a % of average assets  (annualized)
                                                                   1.58%            1.41%            1.60%             1.40%
                                                                 ======           ======           ======            ======

Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

During the three month and six month periods ended June 30, 1999, other operating expenses decreased $3.6 million or 17.8% and $3.6 million or 9.0%, respectively, versus the same periods one year ago. Credit card related expenses declined $1.3 million and $3.0 million, respectively, as a result of the aforementioned portfolio sale. Salary and benefits decreased $0.9 million and $0.8 million, respectively, attributable to staff reductions. Equipment expense declined $0.5 million and $0.6 million, respectively, primarily attributable to a decline in depreciation.

During the three month period ended June 30, 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. This cost is included in other operating expenses. Excluding this charge, total operating expenses declined $5.6 million compared to the same period one year ago.

Annual operating expense savings of approximately $3.0 million are anticipated as a result of this announcement.

The excess of revalued net assets over stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period resulting in a $2.5 million reduction in total other operating expense for the three month period ended June 30, 1999.

The six month period ended June 30, 1998 included a reduction of other operating expense of approximately $2.0 million related to the termination agreement with a former chief executive officer.

The following table summarizes the components of other expenses for the interim periods ended June 30 (dollars in thousands):

                                                                  Three Months Ended                  Six Months Ended
                                                                  ------------------                  ----------------
                                                               June 30,         June 30,          June 30,         June 30,
                                                                 1999             1998              1999             1998
                                                                 ----             ----              ----             ----
Salaries and employees benefits                                 $11,415          $12,321          $24,565           $25,308
Other operating expenses                                          5,333            8,052           12,172            15,069
                                                                -------          -------          -------           -------
Total                                                           $16,748          $20,373          $36,737           $40,377
                                                                =======          =======          =======           =======
Other expense as a % of average assets
 (annualized)                                                      9.45%            9.81%           10.01%             9.24%
                                                                =======          =======          =======           =======

During 1997 and 1998, the Company closed a number of branches and implemented a plan to close approximately 110 branches and to reduce branch personnel by approximately 260 employees. The Company recorded a provision in 1997 for restructuring in the amount of $3.7 million of which $3.5 million has been utilized to date. These charges and their utilization through June 30, 1999 are summarized in the following table (dollars in thousands):


                                                                                          Net Adjustments       Amounts to be
                                                                Amounts                    through June           Utilized
                                                Amounts        Utilized      Amounts         30, 1999            Subsequent
                                                Charged        1997 and      Utilized       (Expense)/          to June 30,
                                                In 1997          1998        In 1999          Income               1999
                                                -------          ----        -------          ------               ----
Asset and leasehold write-offs                  $1,200          $1,279       $  0            $ (79)               $    -
Lease buyouts and other expenses                 1,025             900        318             (193)                    -
Employee severance and retention                 1,500             652        104              538                   206
                                                ------          ------       ----            -----                ------
                                                $3,725          $2,831       $422            $ 266                $  206
                                                ======          ======       ====            =====                ======

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

Reorganization Items

In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization should be reported separately as reorganization items in the Condensed Consolidated Statement of Income. These expenses were incurred by the Predecessor Company and are summarized below:

                                                         Three Months           Three Months           Six Months
                                                            Ended                   Ended                 Ended
                                                        March 31, 1999          June 30, 1998         June 30, 1998
                                                        --------------          -------------         -------------
Forbearance fee                                            $     -                  $14,480               $14,480
Adjustments of assets and
      liabilities to fair value                              3,085                        -                     -
Interest expense                                            19,847                        -                     -
Other including professional fees                           13,785                    4,354                 8,608
                                                           -------                  -------               -------
                                                           $36,717                  $18,834               $23,088
                                                           =======                  =======               =======

Income Taxes

The provision for income taxes recorded in the three month period ended June 30, 1999 was calculated using a 39.5% tax rate on earnings before income taxes, adjusted for the amortization of the excess of revalued net assets over stockholders' investment, which is a permanent difference between book and tax income.

During the first quarter of 1999, a tax credit of $5.3 million was recorded (39.5% of $13.4 million) before extraordinary credit. This was the amount of tax benefit that could be offset for tax purposes during this period. The remainder of the current period book loss before extraordinary credit received a full valuation allowance.

The Company recorded a full valuation allowance related to the tax benefit for the loss recorded during the first six months of 1998. At that time, the Company was unable to carryback the losses to prior periods of taxable income.

CREDIT LOSSES AND DELINQUENCIES

The credit loss and delinquency information below are for both the Reorganized Company and the Predecessor Company.

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

                                                                         Three Months Ended                 Six Months Ended
                                                                         ------------------                 ----------------
                                                                       June 30,        June 30,         June 30,         June 30,
                                                                         1999            1998             1999             1998
                                                                         ----            ----             ----             ----
Loss provision charged to income                                        $8,426          $15,265          $18,283          $28,224
Net charge-offs against allowance                                        9,657           24,641           23,061           51,613
Net charge offs against nonrefundable dealer reserves                    7,131           10,862           14,876           25,256
Allowance for finance credit losses at end of period                                                      48,707           78,815
Dealer reserves at end of period                                                                          37,863           38,848

Net charge offs annualized against allowance
  to average total finance receivables                                    6.32%           12.02%            7.46%           11.94%
Net charge offs annualized against nonrefundable dealer
 reserves to average total finance receivables                            4.67%            5.30%            4.81%            5.84%

Allowance for finance credit losses to total gross finance
 receivables at end of period                                                                               6.45%            8.88%

Dealer reserves to gross sales finance receivables
  at end of period                                                                                          5.71%            5.10%


Delinquencies and Repossessions

If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):

                                                                 June 30,        March 31,      December 31,
                                                                   1999            1999             1998
                                                                   ----            ----             ----
Delinquent gross receivables                                      $12,569          $13,761         $19,938
Bankrupt accounts                                                  18,643           20,788          23,607
Repossessed assets                                                  2,544            3,003           3,836
                                                                  -------          -------         -------
      Total                                                       $33,756          $37,552         $47,381
                                                                  =======          =======         =======
Delinquent gross receivables and bankrupt accounts to gross
 finance receivables                                                 4.14%            4.45%           5.49%

Delinquent gross receivables, bankrupt accounts and
 repossessed assets to gross finance receivables plus
 repossessed asset                                                   4.46%            4.82%           5.95%

Repossession of collateral generally occurs when debtors are 60 to 90 days late on payments. Repossession activities have been consolidated within the Company and many of the activities have been outsourced to another party, which handles the pickup of collateral and delivery to auction. Automobiles are generally sold within 60 days at auction.

While delinquency and repossession numbers show improvement at June 30, 1999 compared to prior periods, the impact of closing or exiting 46 branch locations may impact negatively on the trend which has been experienced over the past several quarters.


LIQUIDITY AND FINANCIAL RESOURCES

The Company has sufficient cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables. In addition, at June 30, 1999 the Company had $93.6 million in cash and short-term investments, which can be used to fund future growth of finance receivables and other corporate activities.

The Company has $434.2 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million of funding through March 23, 2002 in the form of Senior Subordinated Notes. See Notes 2 and 8 to the Condensed Consolidated Financial Statements.

The Senior Secured Notes allow for a subordination of their position for a $40 million credit facility. This credit facility, if established, can be used to fund future growth of the finance receivable portfolio of the Company beyond current cash flow and cash resources.

The Company entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi, and Alabama. See Note 11 to the Condensed Consolidated Financial Statements.

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

Prior to the filing of the Voluntary Case, the Company had been named as a defendant in a variety of lawsuits ("Securities Fraud Claims") generally arising from the Company's announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities. The Plan provided that the Company transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. The Plan also provided for holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims.

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of MFN do business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, however, MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of MFN, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

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

The Company has several systems that it considers critical to operations including the branch loan system, the operating systems, and the financial accounting systems. In addition, MFN has other less significant systems in use by the human resources and legal departments. MFN has evaluated all of these systems to determine the specific risks related to the year 2000 and has implemented changes to all of these systems to address risks. As a result of these efforts, all of the Company's systems are currently Y2K compliant. MFN also utilizes computer software maintained by external vendors and has received written assurances from these vendors that Y2K compliant upgrades are or will be available to the Company in sufficient time for an orderly transition.

To date, the costs associated with becoming Y2K compliant have been minimal (i.e., less than $50,000). These costs have been expensed as incurred, while the costs of new software is capitalized and amortized over the software's useful life.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the FASB issued SFAS 133 and 134, "Accounting for Derivative Instruments and Hedging Activities" and "Accounting for Mortgage-Backed Derivative Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for fiscal years beginning after June 15, 1999 and December 15, 1998, respectively. During the second quarter of 1999, the FASB voted to delay for one year the effective date of SFAS133 until June 15, 2000. Management does not expect these statements to have a material impact on either the financial position, results for operations or financial statement disclosures of the Company.

ITEM 3.   -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings - See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Legal Matters" which is incorporated herein by reference.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - See Exhibit Index following the signature page

         (b) Reports on Form 8-K - The following Current Reports on Form 8-K were filed during the second quarter of 1999:

             (i)  Item 4 Current Report on Form 8-K filed May 4, 1999.

             (ii) Item 4 and Item 7 Current Report on Form 8-K/A filed June
                  29, 1999.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MFN FINANCIAL CORPORATION
                                  (Registrant)



Date:  August 12, 1999        /s/ Edward G. Harshfield
                              ------------------------
                              Edward G. Harshfield
                              Chairman, President and
                              Chief Executive Officer

Date:  August 12, 1999        /s/ Jeffrey B. Weeden
                              ---------------------
                              Jeffrey B. Weeden
                              Executive Vice President, Chief
                              Financial Officer and Principal Accounting Officer

                               INDEX OF EXHIBITS

  Exhibit No.                         Description
  -----------                         -----------

     11.                     Computation of Net Income Per Share

     27.                     Financial Data Schedule