Form 10-Q
period 1999-09-30
MFN FINANCIAL CORP
filed 1999-11-12
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For The Quarter Ended September 30, 1999             Commission File No. 1-10176


                           MFN Financial Corporation
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                       36-3627010
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification no.)
 incorporation or organization)


100 Field Drive, Suite 340, Lake Forest, Illinois            60045
-------------------------------------------------        -------------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code: (847)295-8600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes  X    No
    ---      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock - $.01 par value, 10,000,000 shares as of November 10, 1999.

                           MFN FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                                       PAGE
PART I        FINANCIAL INFORMATION
              ---------------------

Item 1.   FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets.................................................      3
              Condensed Consolidated Statements of Income...........................................      4
              Condensed Consolidated Statements of Changes in Stockholders' Equity..................      5
              Condensed Consolidated Statements of Cash Flows.......................................      6
              Notes to Condensed Consolidated Financial Statements..................................      7
              Report of Independent Public Accountants..............................................     17
              Condensed Consolidated Average Balance Sheets.........................................     18

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................     19

Item 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ...........................................................................     35

PART II       OTHER INFORMATION
              -----------------

Item 1.  Legal Proceedings..........................................................................     36
Item 2.  Changes in Securities......................................................................     36
Item 3.  Defaults Upon Senior Securities............................................................     36
Item 4.  Submission of Matters to a Vote of Security Holders........................................     36
Item 5.  Other Information..........................................................................     36
Item 6.  Exhibits and Reports on Form 8-K...........................................................     36
SIGNATURES ...... ..................................................................................     37
INDEX OF EXHIBITS ..................................................................................     38

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                   Reorganized         Predecessor
                                                                                     Company             Company
                                                                                   September 30,       December 31,
(Dollars in thousands)                                                                1999                 1998
ASSETS                                                                             -----------         -----------
Cash and cash equivalents                                                          $   105,453         $   186,350

Finance receivables                                                                    541,369             642,872
Less:  Allowance for finance credit losses                                              42,158              53,485
Less:  Nonrefundable dealer reserves                                                    36,501              36,820
                                                                                   -----------         -----------
Finance receivables, net                                                               462,710             552,567

Income taxes receivable                                                                 28,591               8,599
Furniture, fixtures and equipment, net of accumulated depreciation                       1,645               3,709
Goodwill, net of amortization                                                                0              12,745
Credit card portfolio held for sale, at net realizable value                                 0              27,894
Other assets (including repossessions)                                                   8,755               6,819
                                                                                   -----------         -----------
TOTAL ASSETS                                                                       $   607,154         $   798,683
                                                                                   ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Liabilities not subject to compromise under reorganization                         $         0         $    30,833
Liabilities subject to compromise under reorganization                                       0             719,770
Senior secured debt (Notes 2 and 8)                                                    381,242                   0
Senior subordinated debt (Notes 2 and 8)                                                22,500                   0
Income taxes                                                                            37,692                   0
Litigation accrual                                                                         241              18,950
Other liabilities                                                                       19,391                   0
Excess of revalued net assets over stockholders' investment                             44,461                   0
                                                                                   -----------         -----------
TOTAL LIABILITIES                                                                      505,527             769,553
                                                                                   -----------         -----------
CONTINGENCIES (Note 6)                                                                       -                   -

STOCKHOLDERS' EQUITY
Common stock - September 30, 1999-$.01 par value; 50,000,000 shares authorized; 10,000,000 shares outstanding December 31, 1998-$1 par
       value; 300,000,000 shares authorized; 177,900,671 shares outstanding                100             177,901
Paid in capital                                                                         84,900               8,244
Retained earnings (deficit)                                                             16,627            (103,351)
Treasury stock - September 30, 1999 - 0 shares;
             December 31, 1998 - 5,402,957 shares at cost                                    0             (53,664)
                                                                                   -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                             101,627              29,130
                                                                                   -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   607,154         $   798,683
                                                                                   ===========         ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                 Reorganized       Predecessor         Predecessor
                                                                   Company           Company             Company
                                                                    1999              1999                1998
                                                         ------------------------  ----------  ---------------------
                                                             Three         Six        Three       Three       Nine
                                                            Months       Months      Months      Months      Months
                                                             Ended        Ended       Ended       Ended       Ended
(Amounts in thousands, except per share data)               Sept 30,     Sept 30,   March 31,    Sept 30,    Sept 30,
---------------------------------------------------------------------------------------------------------------------
Finance charges, fees and investment income               $   35,180   $   72,998   $  37,620  $  43,153   $  140,272
Interest expense                                              10,825       22,101         474      2,766       37,871
                                                         -----------  -----------  ---------- ----------  -----------
Net interest income before provision for finance
  credit losses                                               24,355       50,897      37,146     40,387      102,401
Provision for finance credit losses                            9,232       17,658       9,857     11,467       39,691
                                                         -----------  -----------  ---------- ----------  -----------
Net interest income after provision for finance
  credit losses                                               15,123       33,239      27,289     28,920       62,710
                                                         -----------  -----------  ---------- ----------  -----------
OTHER INCOME
Fees, insurance commissions and premiums                       1,875        4,350       2,084      1,513        5,467
Credit card related revenue and other                            333          661         998      1,118        3,295
Gain on sale of finance receivables and assets                 7,058        7,058           0          0            0
                                                         -----------  -----------  ----------  ---------  -----------
Total other income                                             9,266       12,069       3,082      2,631        8,762
                                                         -----------  -----------  ----------  ---------  -----------
OTHER OPERATING EXPENSES
Salaries and employee benefits                                10,774       22,189      13,150     11,720       37,069
Occupancy expense                                                896        1,868         999      1,162        3,522
Equipment expense                                                388          740         767        794        2,515
Data processing expense                                          251          702         469        473        1,425
Amortization                                                  (2,470)      (4,940)        215        214          644
Restructuring expenses                                             9        1,950           0      1,668        1,668
Other operating expenses                                       3,246        7,333       4,389      5,594       15,158
                                                         -----------  -----------  ----------  ---------  -----------
Total other operating expenses                                13,094       29,842      19,989     21,625       62,001
                                                         -----------  -----------  ----------  ---------  -----------
OPERATING INCOME                                              11,295       15,466      10,382      9,926        9,471

Reorganization items                                               0            0      36,717      1,731       24,820
Income (loss) before income taxes                        -----------  -----------  ----------  ---------  -----------
            and extraordinary credit                          11,295       15,466     (26,335)     8,195      (15,349)
Income taxes (benefit)                                          (313)         359      (5,287)         0            0
                                                         -----------  -----------  ----------  ---------  -----------
Net income (loss) before extraordinary credit                 11,608       15,107     (21,048)     8,195      (15,349)
Extraordinary credits:
Gain on early retirement of debt, net of taxes                     0            0      45,570          0            0
Gain on discharge of indebtedness, net of taxes                1,520        1,520           0          0            0
                                                         -----------  -----------  ----------  ---------  -----------
NET INCOME (LOSS)                                         $   13,128   $   16,627   $  24,522  $   8,195   $  (15,349)
                                                         ===========  ===========  ==========  =========  ===========
Weighted average common shares outstanding:
  Basic                                                       10,000       10,000          **         **           **
  Diluted                                                     10,054       10,087          **         **           **
Per share net income attributable to common shares:
  Basic                                                        $1.31        $1.66          **         **           **
  Diluted                                                      $1.31        $1.65          **         **           **
Dividends per share declared                                   $0.00        $0.00          **         **           **

** Income per common share and dividend per common share amounts as they relate to the Predecessor Company are not meaningful due to the reorganization. See notes 2 and 3.

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                          Retained                          Total
(Dollars in thousands)                     Common       Paid In           Earnings       Treasury      Stockholders'
                                            Stock       Capital          (Deficit)          Stock          Equity
                                          ---------    ---------         ---------       ---------     -------------
PREDECESSOR COMPANY

Balance December 31, 1997               $   177,901    $    8,244       $    (49,781)   $  (53,664)     $     82,700
Net loss                                          -             -            (15,349)            -           (15,349)
                                        -----------    ----------       ------------    ----------      ------------
Balance September 30, 1998              $   177,901    $    8,244       $    (65,130)   $  (53,664)     $     67,351
                                        ===========    ==========       ============    ==========      ============

Balance June 30, 1998                   $   177,901    $    8,244       $    (73,325)   $  (53,664)     $     59,156
Net income                                        -             -              8,195             -             8,195
                                        -----------    ----------       ------------    ----------      ------------
Balance September 30, 1998              $   177,901    $    8,244       $    (65,130)   $  (53,664)     $     67,351
                                        ===========    ==========       ============    ==========      ============

Balance December 31, 1998               $   177,901    $    8,244       $   (103,351)   $  (53,664)     $     29,130
Net income                                        -             -             24,522             -            24,522

Effect of Reorganization and
  Fresh Start Reporting:
    Extinguishment of old stock            (177,901)       (8,244)            78,829        53,664           (53,652)
    Issuance of new stock                       100        84,900                  -             -            85,000
                                        -----------    ----------       ------------    ----------      ------------
Balance March 31, 1999                          100        84,900                  -             -            85,000

POST-EMERGENCE REORGANIZED COMPANY

Net income                                        -             -              3,499             -             3,499
                                        -----------    ----------       ------------    ----------      ------------
Balance June 30, 1999                           100        84,900              3,499             -            88,499

Net income                                        -             -             13,128             -            13,128
                                        -----------    ----------       ------------    ----------      ------------
Balance September 30, 1999              $       100    $   84,900       $     16,627    $        -      $    101,627
                                        ===========    ==========       ============    ==========      ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Reorganized       Predecessor         Predecessor
                                                                  Company           Company             Company
                                                                    1999             1999                1998
                                                            --------------------- ------------  ----------------------
                                                              Three        Six         Three      Three       Nine
                                                             Months      Months       Months     Months      Months
                                                              Ended       Ended        Ended      Ended       Ended
(Dollars in thousands)                                       Sept 30,    Sept 30,    March 31,   Sept 30,    Sept 30,
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $  13,128   $  16,627   $   24,522   $  8,195    $ (15,349)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Provision for finance credit losses                        9,232      17,658        9,857     11,467       39,691
     Gain on sale of finance receivables                       (7,058)     (7,058)           0          0            0
     Gain on early retirement of debt                          (2,513)     (2,513)           0          0            0
     Decrease in income tax receivable                              0           0            0          0       27,590
     Deferred income tax provision                                  0           0       17,372          0            0
     Net gain on discharge of indebtedness                          0           0      (68,228)         0            0
     Extinguishment of dividend payable                             0           0      (12,937)         0            0
     Write-off of goodwill and fixed assets, net                    0           0       16,022          0            0
     Depreciation and amortization                             (2,424)     (4,894)         607        546        1,849
     Net (increase) decrease in other assets                   (8,228)     (4,636)      (2,866)       881        1,800
     Net increase (decrease) in other liabilities              10,773     (33,830)      13,564      3,623       (4,224)
                                                            ---------   ---------   ----------  ---------    ---------
  Net cash provided by (used in) operating activities          12,910     (18,646)      (2,087)    24,712       51,357


CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on finance receivables                95,846     210,863      123,936    138,376      457,834
     Finance receivables originated or acquired               (80,935)   (185,407)    (113,559)  (107,977)    (306,685)
     Proceeds from sale of finance receivables                 35,214      35,214            0          0            0
     Proceeds from credit card portfolio                            0           0       22,414          0            0
     Purchases of furniture, fixtures and equipment              (865)     (1,691)        (175)       (70)        (375)
                                                            ---------   ---------   ----------  ---------    ---------
          Net cash provided by investing activities            49,260      58,979       32,616     30,329      150,774

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of senior debt and commercial paper           (50,278)   (150,985)        (774)         0     (154,000)
                                                            ---------   ---------   ----------  ---------    ---------
          Net cash used in financing activities               (50,278)   (150,985)        (774)         0     (154,000)
                                                            ---------   ---------   ----------  ---------    ---------
          Net increase (decrease) in cash and
                      cash equivalents                         11,892    (110,652)      29,755     55,041       48,131

     Cash and equivalents at beginning of period               93,561     216,105      186,350     46,986       53,896
                                                            ---------   ---------   ----------  ---------    ---------
     Cash and equivalents at end of period                  $ 105,453   $ 105,453   $  216,105  $ 102,027    $ 102,027
                                                            =========   =========   ==========  =========    =========
SUPPLEMENTAL CASH DISCLOSURES
     Income taxes paid to federal and
          state governments                                 $      38   $     202   $   13,133   $    320    $     481
     Interest paid                                             10,022      41,844           44          0       36,874
SUPPLEMENTAL NON-CASH DISCLOSURES
     Cancellation of indebtedness                                   0           0      148,978          0            0
     Extinguishment of old stock                                    0           0      (53,652)         0            0
     Issuance of new stock                                          0           0       85,000          0            0

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999


1.   Basis of Presentation.
     ---------------------

The accompanying (a) condensed consolidated balance sheet as of December 31, 1998, which has been derived from audited consolidated financial statements, and
(b) unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments (consisting solely of normal recurring matters, except as discussed in the following paragraph and except for the restructuring charge, gain on sale of assets and gain on early retirement of debt) for a fair presentation of results as of the dates and for the periods covered by the financial statements.

Due to the Company's emergence from the Voluntary Case (as hereinafter defined) and implementation of Fresh Start Reporting, Condensed Consolidated Financial Statements for the Reorganized Company as of March 31, 1999 and for the periods subsequent to March 31, 1999 (the "Reorganized Company") are not comparable to those of the Company for the periods prior to March 31, 1999 (the "Predecessor Company"). For financial reporting purposes, the effective date (the "Fresh Start Effective Date") of the Plan of Reorganization (as hereinafter defined) is considered to be the close of business on March 31, 1999. The effective date of the Plan of Reorganization was March 23, 1999. The results of operations for the period from March 23, 1999 through March 31, 1999 were not material.

A black line has been drawn between the accompanying Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998, and the Condensed Consolidated Statement of Income and Cash Flows for the three-month and six-month periods ended September 30, 1999 and all prior periods to distinguish between the Reorganized Company and the Predecessor Company.

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

2.   Chapter 11 Proceedings.
     ----------------------

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

The New Senior Secured Notes are comprised of (i) Series A Senior Secured Notes Due March 23, 2001, (the "Series A Notes") which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Senior Secured Notes Due March 23, 2001, (the "Series B Notes") which have a floating rate of interest based on the three month LIBOR (London Interbank Offering Rate), payable quarterly. The Company's senior lenders prior to the Effective Date were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the three-month period ended June 30, 1999, holders of the old senior debt elected to receive $232,829,482 of the Series A Notes and $201,335,561 of the Series B Notes totaling an aggregate principal amount of the New Senior Secured Notes of $434,165,043. During the three-month period ended September 30, 1999, MFN retired debt with a face value of $52,923,298 prior to scheduled maturity. The principal amount of Series A Notes and Series B

Notes outstanding at September 30, 1999 was $202,829,482 and $178,412,263, respectively, for a total of $381,241,745. Principal payments on the New Senior Secured Notes are not due until maturity on March 23, 2001. The New Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002. See Notes 8 and 11.

The $52.9 million early retirement of debt resulted in a gain of $2.5 million before tax and was treated as an extraordinary item in the accompanying Condensed Consolidated Statement of Income for the three-month and six-month periods ended September 30, 1999. See Note 11.

Under the Plan, the shareholders of record as of March 22, 1999, of the Company's old Common Stock, $1 par value per share, were entitled to receive, subject to certain minimum threshold requirements, their pro rata share of 500,000 shares (5% of the outstanding) of the New Common Stock and three series (Series A, B and C) of warrants (the "New Warrants"), each exercisable for 580,000 shares of the New Common Stock, with expiration dates of March 23, 2002, March 23, 2003 and March 23, 2004, respectively. The exercise price of the Series A Warrants is $15.34, the exercise price of the Series B Warrants is $21.81 and the exercise price of the Series C Warrants is $28.27.

The Plan provided for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash, (ii) the Company's claims against KPMG Peat Marwick and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust. The Plan also provided for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of March 31, 1999.

The Plan also provided for the grant of options to purchase 1,500,000 shares of New Common Stock under the Amended and Restated 1989 Stock Option Plan or under the Company's employment agreement with its Chief Executive Officer as of March 23, 1999 at $8.50 per share, the estimated reorganization value per share. See
Note 9.

The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan which is incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. See the Company's Current Report on Form 8-K filed on
March 25, 1999, for more information.

3.   Fresh Start Reporting.
     ---------------------

As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). The adoption of Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the appraised reorganization value of the ongoing business.

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

The Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of March 31, 1999:

In thousands                                 Predecessor            Fresh                                    Reorganized
                                               Company        Start Adjustments                                Company
                                            March 31, 1999          Debit                  Credit           March 31, 1999
                                            --------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                $      216,105    $               -      $              -     $          216,105
   Finance receivables, net                        535,523                    -                     -                535,523
   Other assets (including repossessions)           31,200                    -                     -                 31,200
                                            --------------    -----------------      ----------------     ------------------
TOTAL ASSETS                                $      782,828    $               -      $              -     $          782,828
                                            ==============    =================      ================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Senior debt                              $      674,471    $         240,306 (a)  $              -     $          434,165
   Excess cash payment to
    senior debt holders                                  -                    -               100,707 (b)            100,707
   Subordinated debt                                22,500                    -                     -                 22,500
   Interest payable                                 30,552                9,008 (a)                 -                 21,544
   Accounts payable and other liabilities           23,801                  371 (c)                 -                 23,430
   Income taxes                                      4,472                    -                22,659 (d)             27,131
   Litigation accrual                               18,950                    -                     -                 18,950
   Excess of revalued net assets over
        stockholders' investment                         -                    -                49,401 (e)             49,401
                                            --------------    -----------------      ----------------     ------------------
TOTAL LIABILITIES                                  774,746              249,685               172,767                697,828

Stockholders' Equity:
   Common stock                                    177,901              177,901 (f)               100 (g)                100
   Paid in capital                                   8,244                8,244 (f)            84,900 (g)             84,900
   Accumulated deficit                            (124,399)                   -                78,829 (f)                  -
                                                                                               45,570 (h)
Treasury stock                                     (53,664)                   -                53,664 (f)                  -
                                            --------------    -----------------      ----------------     ------------------
TOTAL STOCKHOLDERS' EQUITY                           8,082              186,145               263,063                 85,000
                                            --------------    -----------------      ----------------     ------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $      782,828    $         435,830      $        435,830     $          782,828
                                            ==============    =================      ================     ==================

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

(g) To record the issuance of 10,000,000 shares of new common stock (par value $0.01) at $8.50 per share.

(h) To record the extraordinary gain resulting from discharge of indebtedness. The extraordinary gain, net of taxes is calculated below:

             Historical carrying value of
               old debt securities                          $ 696,971
             Historical carrying value of
               related accrued interest                        29,405
             Value exchanged for old debt:
               Excess Cash Payment, including interest       (121,104)
               New Senior Secured Notes                      (434,165)
               New Senior Subordinated Notes                  (22,500)
               New Common Stock (9.5
                million shares to creditors)                  (80,750)
               Other                                              372
                                                             --------
                                                               68,229
         Tax Provision                                         22,659
                                                             --------
         Extraordinary Gain                                  $ 45,570
                                                             ========


4.       Earnings Per Share.
         ------------------

Basic earnings per share is computed by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents during the period. Common stock equivalents include options granted to executive officers and directors and warrants outstanding convertible into shares of common stock of the Company using the treasury stock method.

(Dollars in thousands, except per share amounts)       Three Months Ended      Six Months Ended
                                                       September 30, 1999     September 30, 1999
                                                       ------------------     ------------------
BASIC
Net income                                                    $    13,128            $    16,627
Average common shares outstanding                              10,000,000             10,000,000
Earnings before extraordinary credit                          $      1.16            $      1.51
Extraordinary gain from early retirement of debt                     0.15                   0.15
                                                              -----------            -----------
Net income per common share                                   $      1.31            $      1.66
                                                              ===========            ===========

DILUTED
Net income                                                    $    13,128            $    16,627
Average common shares and equivalents outstanding              10,054,269             10,087,248
Earnings before extraordinary credit                          $      1.16            $      1.50
Extraordinary gain from early retirement of debt                     0.15                   0.15
                                                              -----------            -----------
Net income per common share                                   $      1.31            $      1.65
                                                              ===========            ===========

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

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits. An accrual was recorded at March 31, 1999 in the amount of $250,000 for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. As of September 30, 1999, the remaining amount of this accrual to utilize is $241,000.

7.   Income Taxes.
     ------------

The 1999 provision for income taxes was calculated using a 39.5% tax rate on earnings before income taxes adjusted for (1) the amortization of the excess of revalued net assets over stockholders' investment, which is a permanent difference between book and tax income, and (2) an unrealized benefit related to the first quarter of 1999 book loss (before extraordinary credit). The unrealized benefit of the first quarter of 1999 book loss (before extraordinary credit) was then believed to be limited. The Company believes that any current year book loss, adjusted as discussed above, will be utilized against the deferred taxes associated with the first quarter gain on cancellation of debt or future taxable income.

The Company recorded a full valuation allowance related to the tax benefit for the loss recorded during the first nine months of 1998. At that time, the Company was unable to carryback the losses to prior periods of taxable income.

8.   Debt.
     ----

In connection with the Plan of Reorganization, the Company issued New Senior Secured Notes and New Senior Subordinated Notes. See Note 2 - Chapter 11 Proceedings. The New Senior Secured Notes are comprised of (i) Series A Notes Due March 23, 2001, which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which have a floating rate of interest based on three month LIBOR (London Interbank Offering Rate), payable quarterly. Principal payments on the New Senior Secured Notes are not due until maturity on March 23, 2001.

The Company's senior lenders prior to the Effective Date were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the three-month period ended June 30, 1999, holders of the old senior debt elected to receive $232,829,482 of the Series A Notes and $201,335,561 of the Series B Notes totaling an aggregate principal amount of the New Senior Secured Notes of $434,165,043. During the three-month period ended September 30, 1999, MFN retired debt with a face value of $52,923,298 prior to scheduled maturity. The principal amount of Series A Notes and Series B Notes outstanding at September 30, 1999 was $202,829,482 and $178,412,263, respectively, for a total of $381,241,745. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of Senior Secured Notes will not exceed a 10.0% annual rate to the Company.

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

9.   Stock Options.
     -------------

Under the Plan of Reorganization, options to purchase 950,000 shares of the Company's authorized and unissued New Common Stock were reserved under the Amended and Restated 1989 Stock Option Plan ("Stock Option Plan"). Under the Stock Option Plan, options to purchase 500,000 shares were granted to officers and directors, effective March 23, 1999 ("Grant Date"), at an exercise price of $8.50 per share (the estimated reorganization value per share). Of the shares granted, fifty percent (50%) vested and became exercisable on the Grant Date, twenty-five percent (25%) vest and become exercisable in twelve (12) equal monthly portions, beginning with the first anniversary of the Grant Date and twenty-five percent (25%) vest and become exercisable in twelve (12) equal monthly portions, beginning with the second anniversary of the Grant Date. The options shall remain in full force and effect for a period of ten (10) years from the Grant Date.

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

10.  Reorganization Items.
     --------------------

In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization should be reported separately as reorganization items in the Condensed Consolidated Statement of Income. These expenses were incurred by the Predecessor Company and are summarized below:

                                                Predecessor Company
                                   Three Months     Three Months    Nine Months
                                      Ended            Ended           Ended
                                  March 31, 1999   Sept 30, 1998   Sept 30, 1998
                                  --------------   -------------   -------------
Forbearance fee                        $      0          $     0        $ 14,480
Other including professional fees        36,717            1,731          10,340
                                       --------          -------        --------
                                       $ 36,717          $ 1,731        $ 24,820
                                       ========          =======        ========


11.  Extraordinary Item.
     ------------------

During August, 1999, MFN retired debt with a face value of $52.9 million prior to scheduled maturity. The debt repurchases resulted in an extraordinary gain of $2.51 million less tax of $0.99 million.

See note 4 for the impact of the extraordinary item on basic and diluted earnings per share was as follows:



12.  Sale of Finance Receivables and Certain Other Assets.
     ----------------------------------------------------

On July 29, 1999, the Company announced it had entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi, and Alabama to First Tower Corp. of Jackson, Mississippi. The sale was completed in September, 1999 for targeted assets held at 39 of the 47 direct loan offices resulting in a gain of $7.1 million. The remaining eight offices which are all located in Texas are expected to close during the fourth quarter of 1999 pending regulatory approval.

Gross receivables and certain assets with a book value of $41.8 million were sold for $35.2 million in cash net of a post-closing adjustment of up to $2.2 million which is payable to MFN in 12 equal monthly installments, plus interest, beginning October 1, 1999. Cash proceeds were applied to the book value of the gross receivables net of related unearned interest and insurance balances, dealer and loan loss reserves and other related transaction costs to record the gain.

Gross receivables at the eight Texas locations expected to close in the fourth quarter of 1999 are approximately $2.9 million. The anticipated financial impact of this transaction is immaterial.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

Board of Directors and Stockholders
MFN Financial Corporation (f/k/a Mercury Finance Company)

We have reviewed the accompanying condensed consolidated balance sheet of MFN Financial Corporation and subsidiaries (Reorganized Company) f/k/a Mercury Finance Company as of September 30, 1999 and the condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month and six-month period then ended. The condensed consolidated statements of income, changes in stockholders' equity and cash flows for Mercury Finance Company for the three-month and nine-month periods ended September 30, 1998 were reviewed by other auditors who issued their reports dated May 14, 1999 and November 13, 1998, respectively. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of September 30, 1999 and for the three-month and six-month periods then ended for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company emerged from chapter 11 of title 11 of the United States Code on March 23, 1999 and has not had significant operations as a restructured entity. These matters raise substantial doubt about the ability of MFN Financial Corporation to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed consolidated balance sheet as of December 31, 1998, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 10, 1999, expressed an unqualified opinion.

                                                      Grant Thornton LLP

Chicago, Illinois
November 3, 1999

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS

                                                                Reorganized       Predecessor         Predecessor
                                                                   Company          Company             Company
                                                                    1999             1999                1998
                                                           ---------------------- -----------   ---------------------
                                                              Three        Six       Three        Three       Nine
                                                             Months      Months      Months      Months      Months
                                                              Ended       Ended      Ended        Ended       Ended
(Dollars in thousands)                                       Sept 30,    Sept 30,   March 31,    Sept 30,    Sept 30,
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                 $   99,507   $  138,373   $ 201,228   $  74,507   $  67,051

Finance receivables                                          572,246      589,152     633,126     756,329     835,620
   Less allowance for finance credit losses                   45,433       46,934      51,711      72,952      84,075
   Less nonrefundable dealer reserves                         37,182       37,289      37,162      37,705      42,952
                                                          ----------   ----------   ---------   ---------   ---------
   Finance receivables, net                                  489,631      504,929     544,253     645,672     708,593

Income taxes receivable                                       23,908       22,347      13,912      52,674      59,410
Furniture, fixtures and equipment, net of
  accumulated depreciation                                     1,236          824       3,600       4,318       4,861
Other assets (including repossessions & goodwill)              8,569        9,704      35,775      21,871      22,558
                                                          ----------   ----------   ---------   ---------   ---------
   TOTAL ASSETS                                           $  622,851   $  676,177   $ 798,768   $ 799,042   $ 862,473
                                                          ==========   ==========   =========   =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Post petition liabilities and liabilities not subject
     to compromise under reorganization                   $        0   $        0   $       0   $ 112,548   $ 114,377
Liabilities subject to compromise under
     reorganization                                                0            0           0     623,239     675,489
Interest bearing liabilities                                 430,204      472,593     708,371           0           0
Other liabilities                                             97,584      111,875      70,249           0           0
                                                          ----------   ----------   ---------   ---------   ---------
TOTAL LIABILITIES                                            527,788      584,468     778,620     735,787     789,866

TOTAL STOCKHOLDERS' EQUITY                                    95,063       91,709      20,148      63,255      72,607
                                                          ----------   ----------   ---------   ---------   ---------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $  622,851   $  676,177   $ 798,768   $ 799,042   $ 862,473
                                                          ==========   ==========   =========   =========   =========

RATIOS (annualized)
Return on average equity                                       54.79%       36.16%     493.60%      51.40%     (28.26)%
Return on average assets                                        8.36%        4.90%      12.45%       4.07%      (2.38)%
Yield on interest earning assets                               20.78%       20.01%      18.29%      20.61%      20.78%
Rate on interest bearing liabilities                           10.06%        9.35%       0.27%       9.84%       9.96%
Net interest margin                                            14.38%       13.95%      18.06%      13.28%      13.30%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, contains certain forward-looking statements pertaining to the outcome of the Company's Plan of Reorganization, branch closings, expected operating results, loan originations, loss provisions and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Today MFN's primary strategic focus is the purchasing of installment retail sales finance contracts from automobile dealers. MFN does this through its Centralized Purchasing Offices ("CPOs"), branch network and the use of Dealer Development Managers ("DDMs"). DDMs service the automobile dealers both in markets where MFN has a branch and where it does not maintain a physical location.

All purchases of automobile retail installment contracts are handled through CPOs which serve as the centralized underwriter of credit. The CPOs have helped the Company apply consistent underwriting standards, which has resulted in reduced charge-offs on 1998 and 1999 originations as compared to older accounts.

Overview

In January 1997, MFN discovered that certain improper adjustments had been made to overstate earnings in previously issued financial statements. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for more information regarding the impact of the overstatement of earnings and the restatement of previously issued financial statements.

On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court" or the "Court") for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") along with a Plan of Reorganization. On March 10, 1999, the Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization"). The effective date of the Plan was March 23, 1999 (the "Effective Date"). On the Effective Date, the Company cancelled its existing senior and subordinated debt, and its equity securities, including common stock and options to purchase common stock and distributed to its exchange agent (the "Exchange Agent"), for the benefit of holders of Senior Debt Claims (as defined in the Plan), $434.2 million principal amount of its New Senior Secured Notes due March 23, 2001 (the "Senior Secured Notes"), and 9.5 million shares of new common stock, par value $0.01 per share ("New Common Stock"). On the Effective Date, the Company also distributed to the Exchange Agent $22.5 million principal amount of its 11.0% New Senior Subordinated Notes due March 23, 2002 (the "Senior Subordinated Notes") for the benefit of the holders of the Company's subordinated debt. In addition, the Company distributed to the Exchange Agent $121.1 million in cash on April 1, 1999 for the benefit of holders of Senior Debt Claims. On the Effective Date, the Company also distributed to the Exchange Agent, for the benefit of former shareholders of record on March 22, 1999, 500,000 shares of the New Common Stock and three series of warrants (580,000 of each series) to purchase New Common Stock. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. The emergence from the Voluntary Case resulted in a reduction of approximately $161.9 million in the liabilities of the Company.

As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the appraised reorganization value of the ongoing business.

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

A black line has been drawn between the accompanying Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998, and the Condensed Consolidated Statement of Income and Cash Flows for the three-month and six-month periods ended September 30, 1999 and all previous periods to distinguish between the Reorganized Company and the Predecessor Company.

The results for the interim periods shown for the Reorganized Company and the Predecessor Company are not to be considered as being indicative of the results that are expected for the full year.

The following is management's discussion and analysis of the consolidated financial condition of the Reorganized Company at September 30, 1999 (unaudited) and the Predecessor Company at December 31, 1998. Consolidated results of operations are for the three-month and six-month periods ended September 30, 1999 (unaudited) for the Reorganized Company and for the three-month and nine-month periods ended September 30, 1998 (unaudited) for the Predecessor Company. Consolidated results of operations for the nine months ended September 30, 1999 (unaudited) represent a combination of Reorganized Company and the Predecessor Company and careful analysis should be used when interpreting these results. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report. Again, the results of operations are for
                                    ----------------------------------------
both the Reorganized Company and the Predecessor Company and are not necessarily
--------------------------------------------------------------------------------
indicative of future results of the Reorganized Company.
-------------------------------------------------------

FINANCIAL CONDITION

As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet as previously noted in the Notes to the Condensed Consolidated Financial Statements.

Assets and Finance Receivables

During the nine month period ended September 30, 1999, total assets of the Company decreased to $607.2 million from $798.7 million at December 31, 1998. The decline in total assets was primarily attributable to a required payment under the Plan of accrued interest and Excess Cash (as defined in the Plan) totaling $121.1 million and a decrease in finance receivables of $89.9 million.

The Company's offices in Illinois, Florida and Virginia accounted for approximately 15%, 11%, and 8%, respectively, of all sales and direct finance receivables outstanding at September 30, 1999. The total number of operating branches at September 30, 1999 was 66 compared to 105 at June 30, 1999 and 158 at December 31, 1998. The Company closed or stopped acquiring new contracts at 46 branches during the second quarter of 1999. These branches were closed because of their size, location with respect to other branches or their profit potential. In addition, the Company believes it can be successful in serving the dealers within certain of the markets through the efforts of its DDMs, which will continue to offer MFN's services to automobile dealers in many of the former locations. The costs related to the closings, consist primarily of lease settlement, severance and relocation costs. The cost of closing these offices resulted in a restructuring charge to second quarter earnings of approximately $1.9 million.

On July 29, 1999, the Company announced it had entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi and Alabama. See Note 12 to the Condensed Consolidated Financial Statements. The sale was completed in September, 1999 for targeted assets held at 39 of the 47 direct loan offices resulting in a gain of $7.1 million. After the sale of targeted assets held at the eight remaining Texas direct loan offices which is expected to close during the fourth quarter of 1999, the Company will have 58 active subsidiary branches located in 20 states. The 47 direct loan offices sold or pending sale did not fit the strategic focus of the Company which is the purchasing of automobile retail installment contracts.

On March 2, 1999, the Company closed on the sale of its credit card portfolio. As of December 31, 1998, this portfolio had been reduced to its net realizable value and was classified as held for sale in the December 31, 1998 Condensed Consolidated Balance Sheet of the Company.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                            September 30,        June 30,         December 31,
                                                                1999               1999               1998
                                                                ----               ---                ----
Gross Finance Receivables
    Direct                                                    $  45,637          $ 91,942           $117,136
    Sales                                                       632,793           662,779            675,299
                                                              ---------          --------           --------
Total gross finance receivables                                 678,430           754,721            792,435

Less: Unearned finance charges                                  136,448           149,881            146,978
Less: Unearned commissions, insurance
   premiums and insurance claim reserves                            613             1,718              2,585
                                                              ---------          --------           --------
Total Sales and Direct Finance Receivables                    $ 541,369          $603,122           $642,872
                                                              =========          ========           ========

Gross sales finance contracts outstanding declined $30.0 million during the three month period ended September 30, 1999 with $14.8 million of the total decline attributable to exiting seven targeted markets in Texas and Oklahoma. Also, $5.5 million of the total decline was attributable to non-automobile sales finance contracts sold during the quarter.

The following sets forth a summary of gross originations and acquisitions, excluding activity of the credit card portfolio, for the three and nine months ended September 30 (dollars in thousands):

                                           Three Months Ended                      Nine Months Ended
                                           -------------------                     -----------------
                                    Sept 30, 1999      Sept 30, 1998       Sept 30, 1999       Sept 30, 1998
                                    -------------      -------------       -------------       -------------
Direct finance receivables                $16,560           $ 34,267            $ 60,863            $ 94,199
Sales finance receivables                 108,548            107,739             376,100             283,839
                                          -------           --------            --------            --------
                                         $125,108           $142,006            $436,963            $378,038
                                         ========           ========            ========            ========

The decline in originations of direct finance receivables for the three-month and nine-month periods ended September 30, 1999 compared to the same periods one year ago is attributable to the aforementioned sale of 39 direct loan offices and greater emphasis on purchasing sales finance contracts versus direct lending.

Purchases of sales finance receivables for the three month period ended September 30, 1999 showed a slight increase over the same period a year ago. Originations at this level are lower than the trend experienced in the first six months of 1999 and are attributable to the closing and sale of the branches referenced above during the second and third quarters. The Company also decided to stop originating and purchasing installment contracts in Texas and Oklahoma since the Company believes that these market areas do not have sufficient profit potential at the present time. The offices in Texas and Oklahoma have remained open and the Company may re-evaluate future originations of retail sales finance receivables in these markets.

The Company anticipates the trend on lower originations to continue through the fourth quarter as the impact of the closed and sold branches becomes neutralized. The Company installed software at one CPO location during the third quarter that will allow the CPOs to become more efficient in processing transactions and managing dealer relationships. The Company will be deploying this software at other CPO locations over the next three quarters. The Company will continue to place a greater emphasis on purchasing sales finance contracts versus direct lending.

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

Reserve requirements for sales finance and direct receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e. not delinquent, 30, 60, 90 and 120 days past due). These assumed losses are utilized to determine the projected cash flows from each impaired category. The projected cash flow is then discounted to estimate the net present value of the impaired loans. A reserve is established in an amount sufficient to reduce the book value of the impaired receivable to its net present value. Repossessed collateral is valued at an estimate of its net realizable value.

The following table sets forth a reconciliation of the changes in the allowance for finance credit losses for the interim periods noted (dollars in thousands):

                                                              Three Months Ended                Nine Months Ended
                                                              ------------------                -----------------
                                                        Sept 30, 1999    Sept 30, 1998   Sept 30, 1999    Sept 30, 1998
                                                        -------------    -------------   -------------    -------------
Balance at beginning of period                            $ 48,707         $ 78,815        $ 53,485        $ 102,204

Reserves recaptured in conjunction
  with sale of finance receivables                          (3,694)               0          (3,694)               0

Provision charged to expense                                 9,232           11,467          27,515           39,691

Finance receivables charged-off, net
  of recoveries                                            (12,087)         (23,193)        (35,148)         (74,806)
                                                          --------         --------        --------        ---------

Balance at end of period                                  $ 42,158         $ 67,089        $ 42,158        $  67,089
                                                          ========         ========        ========        =========

Allowance as a percentage of sales and direct finance
  receivables, net of unearned income, outstanding at end of period                            7.79%            9.95%
                                                                                           ========        =========

The amount of the provision for credit losses decreased in the third quarter of 1999 compared to one year ago due to the decrease in the size of the receivable portfolio and an improvement in the relative delinquency of the remaining portfolio. The overall reduction of the reserve as a percentage of the receivable portfolio occurred primarily in the second half of 1998 as delinquencies declined and the expected losses inherent in the portfolio improved. The improvement has continued into the current calendar year through September 30, 1999.

Nonrefundable Dealer Reserves

MFN acquires a majority of its sales finance contracts from dealers at a discount. MFN negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired. The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the interim periods ended September 30 (dollars in thousands):

                                                              Three Months Ended        Nine Months Ended
                                                              ------------------        -----------------
                                                              Sept 30,   Sept 30,      Sept 30,    Sept 30,
                                                                1999       1998          1999        1998
                                                                ----       ----          ----        ----
     Balance at beginning of period                           $ 37,863   $ 38,848      $ 36,820    $ 52,731
     Reserves recaptured in conjunction with
          sale of receivables                                       95          0           495           0
     Discounts acquired on new volume                            6,339      6,136        22,258      17,509
     Losses absorbed, net of recoveries                         (8,196)    (8,423)      (23,072)    (33,679)
                                                              --------   --------      --------    --------
     Balance at end of period                                 $ 36,501   $ 36,561      $ 36,501    $ 36,561
                                                              ========   ========      ========    ========
 Reserves as a percentage of gross sales
     finance receivables                                                                   5.77%       5.17%
                                                                                       ========    ========
 Discounts acquired as a percentage of
     sales finance receivables originated                         5.84%      5.70%         5.92%       6.17%
                                                              ========   ========      ========    ========

The increase in the discounts acquired in 1999 compared to the same period last year is due to increased volume of contracts purchased.

Debt

The primary source for funding the Company's finance receivables comes from the issuance of debt. As a result of the Plan of Reorganization, the Company cancelled all of its senior debt in exchange for Senior Secured Notes, New Common Stock and Excess Cash. The Company also cancelled its subordinated debt in exchange for Senior Subordinated Notes. At September 30, 1999 the Company had total debt of $403.7 million, a decline of $52.9 million from June 30, 1999 due to early retirement of debt. See Notes 2, 8 and 11 to the Condensed Consolidated Financial Statements.

The following table presents the Company's debt instruments and the stated interest rates on the debt at the periods indicated (dollars in thousands):

                                                              September 30, 1999          December 31, 1998
                                                              ------------------          -----------------
                                                              Balance       Rate          Balance      Rate
Senior debt:
   Commercial paper and short-term loans                      $      -         -          $339,340     5.7%
   Senior secured debt                                         381,242      10.0%          335,905     7.0%
Senior subordinated debt                                        22,500      11.0%           22,500    10.3%
                                                              --------      ----          --------    ----
        Total                                                 $403,742      10.0%         $697,745     6.5%
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

At September 30, 1999, total stockholders' equity stood at $101.6 million and represented 16.74% of total assets.

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

Net Income

For the three months ended September 30, 1999 the Company had net income of $13.1 million, including an extraordinary gain on early retirement of debt of $2.51 million, less income taxes of $0.99 million.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended September 30, 1999 the Company's net interest income was $24.4 million compared to $40.4 million for the same period one year ago.

The net interest margin is the ratio of net interest income before provision for finance credit losses divided by average interest earning assets. The net interest margin was 14.38% in the third quarter of 1999 compared with 13.28% in the third quarter of 1998. The increase is primarily attributable to a 107 basis point improvement on the yield on finance receivables compared to the same period one year ago.

The following table summarizes the amount of the net interest margin for the three month periods ended September 30 (dollars in thousands):

Three Months Ended                             September 30, 1999                       September 30, 1998
------------------                             ------------------                       ------------------
                                                                 Annualized                               Annualized
                                         Average     Interest          Rate       Average      Interest         Rate
                                            Out-      Income/        Earned          Out-       Income/       Earned
                                        standing      Expense      and Paid      standing       Expense     and Paid
                                        --------      -------      --------      --------       -------     --------
Interest earning assets                 $671,753      $35,180         20.78%     $830,836       $43,153        20.61%
Interest bearing liabilities             430,204       10,825         10.06%      623,239        15,339         9.84%
                                        --------      -------      --------      --------       -------     --------
Net interest income                     $241,549      $24,355         10.72%     $207,597       $27,814        10.77%
                                        ========      =======      ========      ========       =======     ========
Net interest margin as a
  percentage of average interest
  earning assets (annualized)                                         14.38%                                   13.28%
                                                                   ========                                 ========

During the three-month period ended September 30, 1998, the Predecessor Company did not incur interest expense during the bankruptcy proceedings. For comparative analysis purposes, prior management computed an estimate of the amount of interest expense that would have been incurred had the bankruptcy case not been filed. The above table reflects this estimate of $12.6 million.

Other Income

In addition to finance charges and interest, the Company has other income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of the Company.

During the three-month and nine-month periods ended September 30, 1999, other income increased $6.6 million or 252.2% and $6.4 million or 72.9%, respectively, versus the same periods one year ago. During the third quarter of 1999, the Company realized a $7.1 million gain on the sale of finance receivables and certain assets. See Note 12 to the Company's Condensed Consolidated Financial Statements. Other income generated by the credit card portfolio decreased $0.7 million and $2.0 million during these respective periods. The sale of the portfolio was finalized on March 2, 1999 and no credit card related revenue or expense was recorded in 1999. Excluding the impact of the gain on sale of finance receivables and credit card related revenue, other income during the three-month and nine-month periods ended September 30, 1999 increased 15.3% and 19.7%, respectively, versus the same periods one year ago primarily attributable to improved claim experience on the sale of self-insured insurance products. The following table summarizes the amounts earned from these products for the periods ended September 30 (dollars in thousands):

                                                           Three Months Ended         Nine Months Ended
                                                           ------------------         -----------------
                                                          Sept 30,     Sept 30,      Sept 30,    Sept 30,
                                                            1999         1998          1999        1998
                                                            ----         ----          ----        ----
Fees, insurance commissions and premiums                  $ 1,875      $  1,513     $  6,434     $ 5,467
Credit card related revenue and other                         333         1,118        1,659       3,295
Gain on sale of finance receivables                         7,058             0        7,058           0
                                                          -------      --------     --------     -------
Total                                                     $ 9,266      $  2,631     $ 15,151     $ 8,762
                                                          =======      ========     ========     =======

Other income as a % of average assets
(annualized)                                                 5.95%         1.32%        2.86%       1.35%
                                                          =======      ========     ========     =======

Other Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

During the three-month and nine-month periods ended September 30, 1999, other operating expenses decreased $8.5 million or 39.4% and $12.2 million or 19.6%, respectively, versus the same periods one year ago. Credit card related expenses declined $1.7 million and $4.7 million, respectively, as a result of the aforementioned portfolio sale. Salary and benefits decreased $0.9 million and $1.7 million, respectively, attributable to staff reductions. Equipment expense declined $0.4 million and $1.0 million, respectively, primarily attributable to a decline in depreciation.

During the three-month period ended June 30, 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. This cost is included in other operating expenses and is summarized below (dollars in thousands):

                                                     Amounts charged to                      Amounts to
                                                     expense in the six      Amounts         be utilized
                                                     month period ended      Utilized in     subsequent to
                                                       Sept 30, 1999         1999            Sept 30, 1999
                                                       -------------         -----------     -------------
Lease buyouts and other expenses                          $   998              $   217           $   781
Employee severance and retention                              952                  333               619
                                                          -------              -------           -------
                                                          $ 1,950              $   550           $ 1,400
                                                          =======              =======           =======

Annual operating expense savings of approximately $3.0 million are anticipated as a result of this announcement.

The excess of revalued net assets over stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period resulting in a $2.5 million reduction in total other operating expense for the three-month period ended September 30, 1999 and a $4.9 million reduction in total other operating expense for the nine-month period ended September 30, 1999.

The nine-month period ended September 30, 1998 included a reduction of other operating expense of approximately $2.0 million related to the termination agreement with a former chief executive officer.

The following table summarizes the components of other expenses for the interim periods ended September 30 (dollars in thousands):

                                                                Three Months Ended               Nine Months Ended
                                                            ---------------------------     --------------------------
                                                              Sept 30,       Sept 30,         Sept 30,      Sept 30,
                                                               1999            1998             1999          1998
                                                               ----            ----             ----          ----
Salaries and employees benefits....................         $ 10,774        $ 11,720          $ 35,339     $ 37,069
Other operating expenses...........................            2,320           9,905            14,493       24,932
                                                            --------        --------          --------     --------
Total..............................................         $ 13,094        $ 21,625          $ 49,832     $ 62,001
                                                            ========        ========          ========     ========
Other expense as a percentage of average
   assets (annualized)                                          8.41%          10.83%             9.40%        9.58%
                                                               =====          ======              =====       =====

During 1997 and 1998, the Company closed a number of branches and implemented a plan to close approximately 110 branches and to reduce branch personnel by approximately 260 employees. The Company recorded a provision in 1997 for restructuring in the amount of $3.7 million of which $3.5 million has been utilized through September 30, 1999. The $0.2 million difference was credited to expense during the third quarter as all anticipated charges have been paid. These charges and their utilization are summarized in the following table (dollars in thousands):

                                                                                  Net          Amounts to
                                                         Amounts              Adjustments     be Utilized
                                              Amounts   Utilized   Amounts    through Sept     Subsequent
                                              Charged   1997 and   Utilized     30, 1999      to Sept 30,
                                              In 1997     1998     In 1999    (Exp)/Income        1999
                                              -------     ----     -------    ------------        ----
Asset and leasehold write-offs                $ 1,200   $  1,279   $      0   $       (79)    $         -
Lease buyouts and other expenses                1,025        900        318          (193)              -
Employee severance and retention                1,500        652        104           744               -
                                              -------   --------   --------   -----------     -----------
                                              $ 3,725   $  2,831   $    422   $       472     $         -
                                              =======   ========   ========   ===========     ===========

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

Reorganization Items

In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization should be reported separately as reorganization items in the Condensed Consolidated Statement of Income. These expenses were incurred by the Predecessor Company and are summarized below (dollars in thousands):

                                                           Predecessor Company
                                           Three Months        Three Months        Nine Months
                                              Ended               Ended               Ended
                                          March 31, 1999      Sept 30, 1998       Sept 30, 1998
                                          --------------      -------------       -------------
Forbearance fee                              $      0              $    0            $ 14,480
Other including professional fees              36,717               1,731              10,340
                                             --------              ------            --------
                                             $ 36,717              $1,731            $ 24,820
                                             ========              ======            ========

Income Taxes

The provision for income taxes recorded for the three month period ended September 30, 1999 was calculated using a 39.5% tax rate on earnings before income taxes adjusted for (1) the amortization of the excess of revalued net assets over stockholders' investment, which is a permanent difference between book and tax income, and (2) an unrealized benefit related to the first quarter of 1999 book loss (before extraordinary credit). The unrealized benefit of the first quarter of 1999 book loss (before extraordinary credit) was believed to be limited. The Company believes that any current year book loss will be utilized against the deferred taxes associated with the first quarter gain on cancellation of debt or future taxable income.

The Company recorded a full valuation allowance related to the tax benefit for the loss recorded during the first nine months of 1998. At that time, the Company was unable to carryback the losses to prior periods of taxable income.

CREDIT LOSSES AND DELINQUENCIES

The credit loss and delinquency information below are for both the Reorganized Company and the Predecessor Company.

Credit Losses

Finance receivable accounts which are contractually delinquent 120 days and 90 days on a recency basis are charged off monthly before they become 150 days contractually delinquent. Accounts which are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize an extension if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                                                        Three Months Ended           Nine Months Ended
                                                                        ------------------           -----------------
                                                                      Sept 30,       Sept 30,       Sept 30,      Sept 30,
                                                                       1999           1998           1999          1998
                                                                       ----           ----           ----          ----
Loss provision charged to income                                     $ 9,232         $11,467        $27,515       $39,691
Net charge-offs against allowance                                     12,087          23,193         35,148        74,806
Net charge offs against nonrefundable dealer reserves                  8,196           8,423         23,072        33,679
Allowance for finance credit losses at end of period                                                 42,158        67,089
Dealer reserves at end of period                                                                     36,501        36,561

Net charge offs annualized against allowance
    to average total finance receivables                                8.38%          12.15%          7.80%        11.96%
Net charge offs annualized against nonrefundable
    dealer reserves to average total finance receivables                5.68%           4.41%          5.12%         5.38%
Allowance for finance credit losses to total gross
    finance receivables at end of period                                                               6.21%         6.11%
Dealer reserves to gross sales finance receivables
    at end of period                                                                                   5.77%         5.17%

Delinquencies and Repossessions

If a borrower has filed for bankruptcy protection or if an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts at the dates indicated (dollars in thousands):

                                                                             September 30,        December 31,
                                                                                1999                 1998
                                                                                ----                 ----
Delinquent gross receivables                                                       $9,212             $19,938
Bankrupt accounts                                                                  15,817              23,607
Repossessed assets, net                                                             2,928               3,836
                                                                                  -------             -------
      Total                                                                       $27,957             $47,381
                                                                                  =======             =======
Delinquent gross receivables and bankrupt
    accounts to gross finance receivables                                           3.69%               5.49%
Delinquent gross receivables, bankrupt
    accounts and repossessed assets to gross
    finance receivables plus repossessed asset                                      4.10%               5.95%

Repossession of collateral generally occurs when debtors are 60 to 90 days late on payments. Repossession activities have been consolidated within the Company and many of the activities have been outsourced to another party, which handles the pickup of collateral and delivery to auction. Automobiles are generally sold within 60 days at auction.

While delinquency and repossession numbers show improvement at September 30, 1999 compared to prior periods, the impact of closing or exiting 46 branch locations during the second quarter may impact negatively on the trend which has been experienced over the past several quarters.

LIQUIDITY AND FINANCIAL RESOURCES

The Company has sufficient cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables. In addition, at September 30, 1999 the Company had $105.5 million in cash and short-term investments, which can be used to fund future growth of finance receivables and other corporate activities.

The Company has $381.2 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million of funding through March 23, 2002 in the form of Senior Subordinated Notes. See Notes 2 and 8 to the Condensed Consolidated Financial Statements.

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

In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of MFN conducts business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, however, MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position of MFN, it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred.

See Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for more information regarding the litigation arising from the overstatement of earnings and the restatement of previously issued financial statements.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits. An accrual was recorded at March 31, 1999 in the amount of $250,000 for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. As of September 30, 1999, the remaining amount of this accrual to utilize is $241,000.

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

The Company has several systems that it considers critical to operations including the branch loan system, the operating systems, and the financial accounting systems. In addition, MFN has other less significant systems in use by the human resources and legal departments. MFN has evaluated all of these systems to determine the specific risks related to the Y2K and has implemented changes to all of these systems to address risks. As a result of these efforts, all of the Company's systems are currently Y2K compliant. MFN also utilizes computer software maintained by external vendors and has received written assurances from these vendors that Y2K compliant upgrades are installed and operational.

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

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits - See Exhibit Index following the signature page

            (b) Reports on Form 8-K - The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1999

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MFN FINANCIAL CORPORATION
                                         (Registrant)


Date: November 12, 1999                  /s/ Edward G. Harshfield
                                         ------------------------
                                         Edward G. Harshfield
                                         Chairman and
                                         Chief Executive Officer

Date: November 12, 1999                  /s/ Jeffrey B. Weeden
                                         ---------------------
                                         Jeffrey B. Weeden
                                         President and
                                         Chief Operating Officer

Date: November 12, 1999                  /s/ Mark D. Whitham
                                         -------------------
                                         Mark D. Whitham
                                         Principal Accounting Officer

                               INDEX OF EXHIBITS


         Exhibit No.                       Description
         ----------                        -----------

         11.                           Computation of Net Income Per Share


         27.                           Financial Data Schedule