Form 10-Q/A
period 1999-09-30
MFN FINANCIAL CORP
filed 1999-11-16
CIK 846378

                                  FORM 10-Q/A
                               (Amendment No. 1)

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

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

PART 1 - FINANCIAL INFORMATION

This amendment is being filed to show the correct description for the dollar amounts appearing on the line items "Gain on early retirement of debt, net of taxes" and "Gain on discharge of indebtedness, net of taxes" in the "Condensed Consolidated Statements of Income".

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

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                 Reorganized       Predecessor         Predecessor
                                                                   Company           Company             Company
                                                                    1999              1999                1998
                                                         ------------------------  ----------  ---------------------
                                                             Three         Six        Three       Three       Nine
                                                            Months       Months      Months      Months      Months
                                                             Ended        Ended       Ended       Ended       Ended
(Amounts in thousands, except per share data)               Sept 30,     Sept 30,   March 31,    Sept 30,    Sept 30,
---------------------------------------------------------------------------------------------------------------------
Finance charges, fees and investment income               $   35,180   $   72,998   $  37,620  $  43,153   $  140,272
Interest expense                                              10,825       22,101         474      2,766       37,871
                                                         -----------  -----------  ---------- ----------  -----------
Net interest income before provision for finance
  credit losses                                               24,355       50,897      37,146     40,387      102,401
Provision for finance credit losses                            9,232       17,658       9,857     11,467       39,691
                                                         -----------  -----------  ---------- ----------  -----------
Net interest income after provision for finance
  credit losses                                               15,123       33,239      27,289     28,920       62,710
                                                         -----------  -----------  ---------- ----------  -----------
OTHER INCOME
Fees, insurance commissions and premiums                       1,875        4,350       2,084      1,513        5,467
Credit card related revenue and other                            333          661         998      1,118        3,295
Gain on sale of finance receivables and assets                 7,058        7,058           0          0            0
                                                         -----------  -----------  ----------  ---------  -----------
Total other income                                             9,266       12,069       3,082      2,631        8,762
                                                         -----------  -----------  ----------  ---------  -----------
OTHER OPERATING EXPENSES
Salaries and employee benefits                                10,774       22,189      13,150     11,720       37,069
Occupancy expense                                                896        1,868         999      1,162        3,522
Equipment expense                                                388          740         767        794        2,515
Data processing expense                                          251          702         469        473        1,425
Amortization                                                  (2,470)      (4,940)        215        214          644
Restructuring expenses                                             9        1,950           0      1,668        1,668
Other operating expenses                                       3,246        7,333       4,389      5,594       15,158
                                                         -----------  -----------  ----------  ---------  -----------
Total other operating expenses                                13,094       29,842      19,989     21,625       62,001
                                                         -----------  -----------  ----------  ---------  -----------
OPERATING INCOME                                              11,295       15,466      10,382      9,926        9,471

Reorganization items                                               0            0      36,717      1,731       24,820
Income (loss) before income taxes                        -----------  -----------  ----------  ---------  -----------
            and extraordinary credit                          11,295       15,466     (26,335)     8,195      (15,349)
Income taxes (benefit)                                          (313)         359      (5,287)         0            0
                                                         -----------  -----------  ----------  ---------  -----------
Net income (loss) before extraordinary credit                 11,608       15,107     (21,048)     8,195      (15,349)
Extraordinary credits:
Gain on discharge of indebtedness, net of taxes                    0            0      45,570          0            0
Gain on early retirement of debt, net of taxes                 1,520        1,520           0          0            0
                                                         -----------  -----------  ----------  ---------  -----------
NET INCOME (LOSS)                                         $   13,128   $   16,627   $  24,522  $   8,195   $  (15,349)
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


                                  MFN FINANCIAL CORPORATION
                                         (Registrant)


Date: November 16, 1999                  /s/ Edward G. Harshfield
                                         ------------------------
                                         Edward G. Harshfield
                                         Chairman and
                                         Chief Executive Officer

Date: November 16, 1999                  /s/ Jeffrey B. Weeden
                                         ---------------------
                                         Jeffrey B. Weeden
                                         President and
                                         Chief Operating Officer

Date: November 16, 1999                  /s/ Mark D. Whitham
                                         -------------------
                                         Mark D. Whitham
                                         Principal Accounting Officer