Form 10-K405
period 1999-12-31
MFN FINANCIAL CORP
filed 2000-03-23
CIK 846378

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number: 1-10176

                           MFN FINANCIAL CORPORATION
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of Each Class                                 on which registered
      -------------------                                ---------------------
             None                                                None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                               (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

   The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 3, 2000 totaled approximately $90,000,000 (based on the closing price of the Registrant's Common Stock on the OTC Bulletin Board).

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No

   The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at March 3, 2000, was 10,000,000.

   The following documents are incorporated into this Form 10-K by reference:

   Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 25, 2000 are incorporated by reference in Part II and Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           MFN FINANCIAL CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1  Business....................................................     1

    Item 2  Properties..................................................     5

    Item 3  Legal Proceedings...........................................     6

    Item 4  Submission of Matters to a Vote of Security Holders.........     6

 PART II
    Item 5  Market for the Registrant's Common Equity Securities and
            Related Stockholder Matters.................................     6

    Item 6  Selected Consolidated Financial Data........................     7

    Item 7  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     8

    Item 7A Quantitative and Qualitative Disclosures About Market Risk..    22

    Item 8  Consolidated Financial Statements and Supplementary Data....    23

    Item 9  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    50

 PART III
    Item 10 Directors and Executive Officers of the Registrant..........    50

    Item 11 Executive Compensation......................................    50

    Item 12 Security Ownership of Certain Beneficial Owners and
            Management..................................................    50

    Item 13 Certain Relationships and Related Transactions..............    51

 PART IV
    Item 14 Exhibits, Consolidated Financial Statement Schedules, and
            Reports on Form 8-K.........................................    51

 Signatures..............................................................   54

                                    PART 1

Item 1--Business

 General

   MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") is a consumer finance concern engaged, through its operating subsidiaries, in the business of acquiring individual installment sales finance contracts from automobile dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products. Notwithstanding anything herein to the contrary, all operations of the Company are conducted through its subsidiaries and all references herein to offices (except the Company's home office) or branches, refer to the Company's operating subsidiaries only.

   MFN was organized in 1988, as a wholly-owned subsidiary of First Illinois Corporation (an Evanston, Illinois based bank holding company). On April 24, 1989, First Illinois Corporation distributed to its stockholders one share of MFN for each two shares of First Illinois Corporation stock held.

   Substantially all of MFN's borrowers are "non-prime" borrowers. These are borrowers which generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies.

   MFN's direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 42 months with maximum terms of 60 months. Annual interest rates on MFN's sales finance contracts and loans range, with minor exception, from 18% to 40%. Generally all sales finance contracts and loans are repayable in monthly installments. Late payment fees generally are assessed to accounts which fail to make their scheduled payments within 10 days of the scheduled due date.

   Currently, MFN's primary strategic focus is the purchasing of installment retail sales finance contracts from automobile dealers. MFN does this through its Centralized Purchasing Offices ("CPOs"), and the use of Dealer Development Managers ("DDMs"). DDMs service the automobile dealers both in markets where MFN has a branch and where it does not maintain a physical location. DDMs are responsible for developing new dealer relationships, maintaining existing relationships, explaining the Company's underwriting criteria to the dealers, maintaining current contractual dealer agreements between the Company and the dealer, and ensuring that the dealer has sufficient retail automobile sales finance contract forms available. In addition, DDMs can help provide ideas to the dealers on attracting customers to their dealerships. Prior to 1999, the branches and their personnel were responsible for these activities.

   Beginning in 1998, substantially all purchases of automobile retail installment contracts are approved through CPOs which serve as the centralized underwriter of credit. The CPOs have helped the Company apply consistent underwriting standards, which has resulted in reduced charge-offs on 1998 and 1999 originations as compared to older accounts.

 Restructuring and Chapter 11 Proceedings

   In January 1997, the Company announced the discovery of accounting irregularities that caused an overstatement of the previously released earnings for 1995 and 1996. As a result of the accounting irregularities, the Company was in violation of certain covenants in its senior note and subordinated debt agreements, and did not have access to commercial paper markets, which historically provided a significant portion of the Company's financing. Consequently, the Company was unable to repay maturing debt. The Company was also named as a defendant in a variety of lawsuits generally arising from the announcement on January 29, 1997, that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities.

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

   On the Effective Date, the Company cancelled its existing senior and subordinated debt, and its equity securities, including common stock and options to purchase common stock, and distributed to its exchange agent (the "Exchange Agent"), (i) $434.2 million principal amount of its New Senior Secured Notes due March 23, 2001 (the "Senior Secured Notes") and 9.5 million shares of new common stock, par value $0.01 per share ("New Common Stock") for the benefit of holders of Senior Debt Claims (as defined in the Plan), (ii) $22.5 million principal amount of its 11.0% New Senior Subordinated Notes due March 23, 2002 (the "Senior Subordinated Notes") for the benefit of the holders of the Company's subordinated debt and (iii), 500,000 shares of the New Common Stock and three series of warrants (580,000 of each series) to purchase New Common Stock for the benefit of former stockholders of record on March 22, 1999. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. In addition, the Company distributed to the Exchange Agent $121.1 million in cash on April 1, 1999 for the benefit of holders of Senior Debt Claims.

   The New Senior Secured Notes are comprised of (i) Series A Senior Secured Notes Due March 23, 2001, (the "Series A Notes") which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Senior Secured Notes Due March 23, 2001, (the "Series B Notes") which have a floating rate of interest based on the three month LIBOR (London Interbank Offering Rate), payable quarterly. The Company entered into an interest rate hedge effective March 31, 1999, the effect of which was to cap the maximum rate of the Series B Notes at 10%. The Company's senior lenders prior to the Effective Date were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the second quarter of 1999, holders of the old senior debt elected to receive $232,829,482 of the Series A Notes and $201,335,561 of the Series B Notes totaling an aggregate principal amount of the New Senior Secured Notes of $434,165,043. During the third quarter of 1999, MFN retired debt with a face value of $52,923,298 prior to scheduled maturity. The principal amount of Series A Notes and Series B Notes outstanding at December 31, 1999 was $202,829,482 and $178,412,263, respectively, for a total of
$381,241,745. Principal payments on the New Senior Secured Notes are not due until maturity on March 23, 2001. The New Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002.

   The Plan provided (a) for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust and (b) for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of December 31, 1998 and all amounts were paid during 1999 with the exception of approximately $221,000 which remains set aside for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation.

   The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan which is filed as Exhibit 2 hereto.

 Branch Office Network/Operations

   At December 31, 1999, the Company had 69 operating branches versus 158 at December 31, 1998. During the second quarter of 1999, the Company announced it would close 46 branches and exit certain non-profitable market areas. On July 29, 1999, the Company announced it had entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi and Alabama to First Tower Corp. The sale was completed in September, 1999 for targeted assets held at 39 of the 47 direct loan offices. The sale of the remaining eight offices, all located in Texas, closed during the first quarter of 2000 and the financial impact of this transaction was immaterial.

   The Company will continue to evaluate its optimal number of operating branches. During the fourth quarter of 1999, one branch in Oklahoma was reactivated and in the first quarter of 2000, two Texas branches were reactivated and one Michigan branch was closed. After the sale of the eight Texas branches, MFN expects to have 63 continuing operating branches.

   A summary of the 69 continuing operating branches at December 31, 1999 is as follows:

                          Office
State                    Locations
-----                    ---------
Arizona.................      2
Delaware................      1
Florida.................      7
Georgia.................      2
Illinois................      9
Indiana.................      1
Kentucky................      2
Louisiana...............      4
Michigan................      3
Mississippi.............      1
Missouri................      2

                              Office
State                        Locations
-----                        ---------
Nevada......................      2
New York....................      1
North Carolina..............      4
Ohio........................      5
Oklahoma....................      1
Pennsylvania................      3
South Carolina..............      3
Tennessee...................      2
Texas.......................      8
Virginia....................      5
Wisconsin...................      1
                                ---
    TOTAL...................     69
                                ===

   Included in the above operating branch total of 69 is the single operating office of Midland Finance Company, a wholly-owned subsidiary of the Company located in Chicago, Illinois.

   Beginning in 1994, the Company began to experience a significant level of turnover in its branch staff as a result of increased demand for experienced personnel by competitors. After the announcement of the accounting irregularities, the Company experienced further difficulty in retaining and hiring qualified consumer lending professionals. However, since 1998, the rate of turnover in management positions has declined significantly and management believes that the turnover rate is a manageable level.

   The business mix of MFN's gross finance receivables portfolio is 94% sales finance receivables and 6% direct consumer loans. The sales finance receivables are located throughout the Company's branch network. Of the sales finance receivables at December 31, 1999, approximately 95% were automobile retail sales finance contracts and the balance represented contracts on other consumer goods. These other consumer goods contracts are serviced primarily at two locations in the Chicago market.

   The Company's strategy is to emphasize the purchase of retail automobile sales finance contracts. As a result, direct consumer loans will continue to decline as a percentage of the total receivable portfolio. At December 31, 1999, approximately 28% of the direct loan portfolio balance was serviced at the Company's Midland Finance subsidiary in Chicago, while the remaining balance was serviced in locations throughout the Company.

   Beginning in 1998, the Company started consolidating the underwriting of retail automobile sales finance contracts in its CPO's. This enabled the Company to better control the underwriting of credit. In 1999, the Company further reduced the number of CPO's to ten locations and began implementing a new automated application processing and risk control system. When fully implemented this new system will automatically credit score all applications processed.

   With the CPO's serving as the centralized underwriter of credit for the retail automobile sales finance business of the Company, the branches, with minor exception, concentrate on the collection of receivables and not the origination of direct loans or sales finance contracts.

 Loan and Contract Origination and Marketing

   Historically, MFN originated loans and acquired individual sales finance contracts through its branch network based upon a decentralized approval process tailored to the market in which its specific offices operated. All credit extensions were reviewed and approved at the branch level with extensions of credit in excess of preset limits requiring approval by a regional director. In 1998, MFN initiated regional CPOs that review and approve the origination of sales finance contracts for the Company. Through this process, underwriting criteria are applied more consistently while still allowing for flexibility to be responsive to local market conditions. In addition, as discussed above, this realignment released branch personnel from making credit decisions and allowed for greater emphasis to be placed on cash collections.

   Installment sales finance receivables which originate with local dealers (household goods, appliance and automobile) are subjected to credit review and credit worthiness policies such as, but not limited to, minimum monthly income, mileage of vehicle, amount to be financed, term of the contract, advance to book value of the vehicle, debt ratio of the borrower and time on the job. A specific installment sales finance contract is acquired only after objective investigations of the credit worthiness of the borrower and a determination of the underlying value of the asset through use of industry publications, combined with the subjective assessment by underwriters. Sales finance contracts are reviewed individually and extensions of credit are made based upon the credit worthiness of each contract.

   Individual sales finance contracts are acquired pursuant to formal agreements with local dealers. MFN acquires automobile sales finance contracts from local franchised and independent used car dealers with which MFN has established ongoing relationships. A relationship with a dealer begins only after analysis of the soundness of their business is completed. MFN acquires a majority of its sales finance contracts from dealers at a discount. MFN negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired.

   MFN markets to dealers through use of DDMs which call on individual dealers to explain product offerings of the Company. MFN does no national advertising. The Company may advertise in local publications and attends automobile industry conferences to market its products. MFN believes that client service in the form of timely application processing results is the most cost effective primary marketing tool.

 Insurance Operations

   In conjunction with their lending practices, the operating subsidiaries through contractual arrangements with insurance companies, offer credit life, accident and health, property and involuntary unemployment insurance to borrowers, at the borrower's discretion. These borrowers may obtain financing directly from the operating subsidiaries or under sales finance contracts and financing contracts acquired from merchants and automobile dealers. Prior to June, 1997, such insurance products were provided by Lyndon Property Insurance Company and subsidiaries ("Lyndon"), a wholly-owned subsidiary. Notwithstanding the disposition of Lyndon in the second quarter of 1997, MFN continues to offer a variety of insurance and insurance related products through third party carriers.

   The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance (or portion thereof as specified in the policy) payable in the event of i) death or disability of the debtor ii) damage to, or destruction of, property securing the account or iii) due to the debtor's employment status. Premiums are earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holder.

   Also, in conjunction with their lending practices, the Company purchases insurance coverage and charges its customers who do not provide proof of insurance coverage on automobiles that are collateral on the outstanding retail sales contracts. During the second quarter of 1997, the Company formed a captive insurance company, MFN Insurance Company, to reinsure coverage under such policies. MFN Insurance Company provides aggregate coverage for incurred losses in excess of targeted loss ratios through a reinsurance agreement with the primary carrier.

 Source of Funds

   MFN funds its operations primarily through collections of principal and interest from finance receivables and debt securities issued in connection with the Plan of Reorganization. At December 31, 1999, MFN had total debt of $403.7 million. Of this total, 50.2% was in fixed rate senior term notes, 44.2% was in variable rate senior term notes and 5.6% was in fixed rate subordinated term notes.

   The Company currently does not have a credit rating and consequently, the Company does not have access to the commercial paper markets. Proceeds from the collection of existing sales finance contracts and current cash on hand have provided and are expected to continue to provide sufficient working capital for operations during 2000.

 Competition

   The consumer finance business is intensely competitive. MFN competes with other consumer finance companies, personal loan departments of commercial banks, federally insured credit unions, industrial banks, credit card issuers and companies which finance the sales of their own merchandise or the merchandise of others.

   In recent years, a number of MFN's competitors have announced that they have exited the sub-prime sales finance industry, have no funds available to acquire additional sales finance contracts or have tightened credit standards resulting in lower volumes. While this may be a sign that competitive pressures should be easing, there still appears to be no shortage of alternatives for auto dealers attempting to sell sales finance contracts.

 Employees

   As of December 31, 1999, MFN had approximately 980 employees or 930 full-time equivalents. None of the Company's employees are represented by a collective bargaining agreement.

 Government Regulation

   All consumer finance operations are subject to federal and state regulations. Personal loan lending laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the business is conducted under licenses issued by individual states. Each licensed office is subject to periodic examination by state regulatory authorities. The state licenses are revocable for cause. MFN believes that its current operations comply in all material respects with these regulations. MFN is also subject to the provisions of the Federal Consumer Credit Protection Act and its related regulations.

   Credit insurance offered in connection with the direct lending and sales finance activities of MFN and the premiums payable by credit customers and commissions payable by insurers to the originators of such insurance are also subject to state laws and regulations.

Item 2--Properties

   The executive offices of MFN are located at 100 Field Drive, Lake Forest, Illinois 60045, telephone number (847) 295-8600. MFN occupies approximately 11,750 square feet of a modern office building subject to a lease having a term expiring on March 31, 2002. The Company also leases space for all its branch offices. The leases for the branch offices are generally for terms from 3 to 5 years. Total rent expense for the Company approximated $3,160,000, $3,667,000 and $4,571,000 in 1999, 1998 and 1997, respectively.

Item 3--Legal Proceedings

   On July 15, 1998, the Company filed a voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court (the "Court") for the Northern District of Illinois for relief under chapter 11 of title 11 of the United States Code. The Company's Second Amended Plan of Reorganization (the "Plan") was confirmed by order of the Court on March 10, 1999. The effective date of the Plan was March 23, 1999. See Item 1 "Business--Restructuring and Chapter 11 Proceedings" for a description of the resolution of certain claims asserted in connection with the accounting irregularities.

   The Securities and Exchange Commission is investigating the events giving rise to the previously announced accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

   In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions, including cases which have been brought as putative class actions, are pending in the various states in which the Company's subsidiaries conduct business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, however, MFN and
(or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred, management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position and results of operations of MFN.

   The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the above described litigation, no accrual has been made for the majority of these lawsuits.

Item 4--Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   On March 23, 1999, pursuant to the Company's Plan of Reorganization, all of the Company's common stock (the "Old Common Stock") was cancelled. Under the Plan, the Company's senior lenders received 9,500,000 shares of the Company's New Common Stock and the stockholders as of March 23, 1999, received 500,000 shares of the Company's New Common Stock and three series of warrants to purchase New Common Stock. As such, the performance of the Company's Old Common Stock is not meaningful. The New Common Stock of MFN Financial Corporation has been trading on the OTC Bulletin Board under the symbol "MFNF" since May 7, 1999. On March 3, 2000, MFN had approximately 1,389 holders of record of New Common Stock, exclusive of holders of shares in "street" or nominee names. The following table sets forth the high and low closing sale prices of the New Common Stock as reported on the OTC Bulletin Board since May 7, 1999. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. No cash dividends were declared or paid by the Company during the Company's two most recent fiscal years.

                                                                       1999
                                                                  --------------
                                                                   High    Low
                                                                  ------- ------
      Second Quarter............................................. $15.000 $5.000
      Third Quarter..............................................  10.000  7.875
      Fourth Quarter.............................................   8.625  6.000

   Dividends may be paid on the Company's New Common Stock subject to certain financial covenants contained in the Company's indentures governing its Senior Secured Notes. At December 31, 1999, $10,264,500 was available for payment under these restrictions. However, the Company does not anticipate the payment of any dividends for the foreseeable future.

Item 6--Selected Consolidated Financial Data

   All financial information included herein reflects the adjustments to correct for the irregularities described in Item 1, "Business--Restructuring and Chapter 11 Proceedings". Due to the Company's emergence from the Voluntary Case and implementation of Fresh Start Reporting, financial information as of March 31, 1999 and for the periods subsequent to March 31, 1999, are not comparable to those of the Company for the periods prior to March 31, 1999. See
Note 1 to the Company's Consolidated Financial Statements.

                          Reorganized
                            Company                  Predecessor Company
                          ----------- --------------------------------------------------------
                           9 Months   3 Months
                             Ended     Ended            Years Ended December 31
                            Dec 31     Mar 31   ----------------------------------------------
(Dollars in thousands,       1999       1999      1998       1997         1996         1995
except per share data)    ----------- --------  --------   ---------   ----------   ----------
Interest income.........   $105,167   $ 35,727  $181,093   $ 235,621   $  271,889   $  255,066
Interest expense
 (Note 1)...............     32,191        474    38,593      86,529       64,789       57,303
                           --------   --------  --------   ---------   ----------   ----------
Net interest income
 before provision for
 finance credit losses..     72,976     35,253   142,500     149,092      207,100      197,763
Provision for finance
 credit losses..........     23,071      9,857    56,790     106,374      215,171       32,641
                           --------   --------  --------   ---------   ----------   ----------
Net interest income
 after provision for
 finance credit losses..     49,905     25,396    85,710      42,718       (8,071)     165,122
Other operating income..     16,825      3,053    13,191      47,080      101,985       58,349
Other operating
 expenses...............     46,430     21,065   101,095     159,558      143,297      103,363
                           --------   --------  --------   ---------   ----------   ----------
Operating income (loss)
 before non-operating
 expenses and income tax
 provision (benefit)....     20,300      7,384    (2,194)    (69,760)     (49,383)     120,108
Non-operating expenses
 (Note 3)...............        --      33,719    45,376      20,683          --           --
Income tax provision
 (benefit)..............      1,291     (5,287)    6,000     (16,250)     (20,415)      45,979
                           --------   --------  --------   ---------   ----------   ----------
Net income (loss) before
 extraordinary credits..     19,009    (21,048)  (53,570)    (74,193)     (28,968)      74,129
Extraordinary credits,
 net of taxes...........      1,520     45,570       --          --           --           --
                           --------   --------  --------   ---------   ----------   ----------
Net income (loss).......   $ 20,529   $ 24,522  $(53,570)  $ (74,193)  $  (28,968)  $   74,129
                           ========   ========  ========   =========   ==========   ==========
Weighted average common
 shares outstanding
 Basic..................     10,000         **        **          **           **           **
 Diluted................     10,001         **        **          **           **           **
Earnings per common
 share
 Basic..................   $   2.05         **        **          **           **           **
 Diluted................   $   2.05         **        **          **           **           **
Dividends per share
 declared...............   $    --          **        **          **           **           **
Selected Balances at
 Period End (Note 2)
 Total assets...........   $588,576   $782,828  $798,683   $ 979,404   $1,543,360   $1,598,098
 Total gross finance
  receivables...........    651,005    775,539   792,435   1,174,287    1,396,081    1,441,288
 Total finance
  receivables, net of
  unearned income.......    520,012    622,965   642,872     970,225    1,160,423    1,197,776
 Allowance for finance
  credit losses.........     39,543     49,938    53,485     102,204       97,762       46,366
 Nonrefundable dealer
  reserves..............     34,062     37,504    36,820      52,731       89,378       61,961
 Senior debt--commercial
  paper and notes.......        --         --    339,340     416,731      525,051      489,990
 Senior debt--term
  notes.................    381,242    434,165   335,905     412,514      488,625      438,750
 Subordinated debt......     22,500     22,500    22,500      22,500       22,500       29,500
 Stockholders' equity...    105,529     85,000    29,130      82,700      168,885      259,487
Selected Ratios
 Annualized net income
  (loss) to average
  total assets..........       4.48%     12.63%    (6.30)%     (5.94)%      (1.88)%       6.01%
 Annualized net income
  (loss) to average
  stockholders' equity..      28.59%    398.63%   (83.82)%    (64.20)%     (12.85)%      29.64%
 Total stockholders'
  equity to total
  assets................      17.93%     10.86%     3.65%       8.44%       10.94 %      16.24%

--------
Note 1. Pursuant to the Voluntary Case, no interest was accrued or paid on the Predecessor Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed, until March 23, 1999, the date the Reorganized Company emerged from the Voluntary Case. This resulted in the reduction of 1999 interest expense of approximately $11.473 million (calculated using a rate of ten percent (10.0%) on the senior debt and at a rate of eleven percent (11.0%) on the subordinated debt) and a reduction of 1998 interest expense of $27.824 million (assuming default rates of interest), from what the Company would have expected to incur had the Voluntary Case not been filed.
Note 2. Selected Balances at Period End for March 31, 1999 represent
        Reorganized Company after Fresh Start Reporting.
Note 3. Non-operating expenses consist of a $18.95 million provision for litigation and reorganization expenses recapped in Note 12 to the Consolidated Financial Statements.
** Earnings per common share and dividend per common share amounts as they relate to the Predecessor Company are not meaningful due to the emergence from the Voluntary Case. See Note 7 to the Consolidated Financial Statements.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   "Safe Harbor" Statement under the Securities Litigation Reform Act of 1995:
This Annual Report on Form 10-K for the year ended December 31, 1999, contains certain forward-looking statements pertaining to the outcome of the Company's Plan of Reorganization, branch closings, expected operating results, loan originations, loss provisions and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, the success of new business methods and systems and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Overview

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

   On the Effective Date, the Company cancelled its existing senior and subordinated debt, and its equity securities, including common stock and options to purchase common stock and distributed to its exchange agent (the "Exchange Agent"), (i) $434.2 million principal amount of its New Senior Secured Notes due March 23, 2001 (the "Senior Secured Notes"), and 9.5 million shares of new common stock, par value $0.01 per share ("New Common Stock") for the benefit of holders of Senior Debt Claims (as defined in the Plan), (ii) $22.5 million principal amount of its 11.0% New Senior Subordinated Notes due March 23, 2002 (the "Senior Subordinated Notes") for the benefit of the holders of the Company's subordinated debt and (iii) 500,000 shares of the Common Stock and three series of warrants (580,000 of each series) to purchase New Common Stock for the benefit of former shareholders of record on March 22, 1999. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. In addition, the Company distributed to the Exchange Agent $121.1 million in cash on April 1, 1999 for the benefit of holders of Senior Debt Claims. The emergence from the Voluntary Case resulted in a reduction of approximately $161.9 million in the liabilities of the Company.

   As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the appraised reorganization value of the ongoing business.

   Due to the Company's emergence from the Voluntary Case and implementation of Fresh Start Reporting, Consolidated Financial Statements for the Reorganized Company as of March 31, 1999 and for the periods subsequent to March 31, 1999 (the "Reorganized Company") are not comparable to those of the Company for the periods prior to March 31, 1999 (the "Predecessor Company"). For financial reporting purposes, the effective date (the "Fresh Start Effective Date") of the Plan of Reorganization is considered to be the close of business on March 31, 1999. The results of operations for the period from March 23, 1999 through March 31, 1999 were not material.

   To facilitate a comparison of the Company's year-to-date operating performance in fiscal years 1999 and 1998, the following discussion of certain consolidated financial information may be presented on a traditional comparative basis for all periods even though the accounting requirements for companies upon emergence from bankruptcy calls for separate reporting for the reorganized company and the predecessor company.

   A black line has been drawn between the accompanying Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 to distinguish between the Reorganized Company and the Predecessor Company. Likewise, a black line appears on the Consolidated Statements of Income and Cash Flows between the nine-month period ended December 31, 1999 for the Reorganized Company and the three-month period ended March 31, 1999 and the years ended 1998 and 1997 for the Predecessor Company.

   The results for the interim periods shown for the Reorganized Company and the Predecessor Company are not to be considered as being indicative of the results that are expected for the full year.

   The following is management's discussion and analysis of the consolidated financial condition of the Reorganized Company at December 31, 1999 and the Predecessor Company at December 31, 1998. Consolidated results of operations are for the nine-month period ended December 31, 1999 for the Reorganized Company and for the three-month period ended March 31, 1999 and years 1998 and 1997 for the Predecessor Company. Consolidated results of operations for the year ended December 31, 1999 represent a combination of Reorganized Company and the Predecessor Company and careful analysis should be used when interpreting these results. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report. Again, the results of operations are for both the Reorganized Company and the Predecessor Company and are not necessarily indicative of future results of the Reorganized Company.

Financial Condition

   As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet. See Note 1 to the Consolidated Financial Statements.

Assets and Finance Receivables

   During 1999, total assets of the Company decreased to $588.6 million from $798.7 million at December 31, 1998. The decline in total assets was primarily attributable to a required payment under the Plan of accrued interest and Excess Cash (as defined in the Plan) totaling $121.1 million and a decrease in net finance receivables of $106.2 million.

   The Company's offices in Illinois, Florida and Virginia managed approximately 15%, 11%, and 8%, respectively, of all finance receivables outstanding at December 31, 1999. The total number of operating branches at December 31, 1999 was 69 compared to 158 at December 31, 1998. The Company closed or stopped acquiring new contracts at 46 branches during the second quarter of 1999. These branches were closed because of their size, location with respect to other branches or their profit potential. In addition, the Company believes it can be successful in serving the dealers within certain of the markets through the efforts of its DDMs, which will continue to offer MFN's services to automobile dealers in many of the former locations. The costs related to the closings, consist primarily of lease settlement and employee severance and relocation costs. The cost of closing these offices resulted in a restructuring charge to second quarter earnings of approximately $1.9 million.

   On July 29, 1999, the Company announced it had entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi and Alabama. See Note 2 to the Consolidated Financial Statements. The sale was completed in September, 1999 for $41.8 million of gross receivables held at 39 of the 47 direct loan offices resulting in a gain of $7.1 million. The sale of the remaining eight offices, all located in Texas, closed during the first quarter of 2000 and the financial impact of this transaction was immaterial. The 47 direct loan offices sold did not fit the strategic focus of the Company of purchasing automobile retail installment contracts.

   On March 2, 1999, the Company closed on the sale of its credit card portfolio. As of December 31, 1998, this portfolio had been reduced to its net realizable value and was classified as held for sale in the December 31, 1998 Consolidated Balance Sheet of the Predecessor Company.

   The following table summarizes the composition of finance receivables, net of unearned income at December 31, (dollars in thousands):

                                                                1999     1998
                                                              -------- --------
      Gross finance receivables
        Direct loans......................................... $ 40,627 $117,136
        Sales finance........................................  610,378  675,299
                                                              -------- --------
      Total gross finance receivables........................  651,005  792,435
      Less: Unearned finance charges.........................  130,584  146,978
      Unearned commissions and other.........................      409    2,585
                                                              -------- --------
      Finance receivables, net of unearned income............ $520,012 $642,872
                                                              ======== ========

   Gross direct loans outstanding declined $76.5 million or 65.3% in 1999 compared to 1998. Direct loans totaling $36.3 million were sold during the year. The remainder of the decline in direct loans is attributable to the Company's strategic decision to place a greater emphasis on purchasing sales finance contracts versus direct lending. Gross sales finance contracts outstanding declined $64.9 million or 9.6% in 1999 compared to 1998 with $41.9 million of the total decline attributable to exiting seven targeted markets in Oklahoma and Texas. Also, $5.5 million of the total decline was attributable to non-automotive sales finance contracts sold during the year. See Note 2 to the Consolidated Financial Statements.

   The following sets forth a summary of gross originations and acquisitions, excluding activity of the credit card portfolio, for the years ended December 31 (dollars in thousands):

                                                                1999     1998
                                                              -------- --------
      Direct loans........................................... $ 72,184 $132,150
      Sales finance receivables..............................  473,500  397,816
                                                              -------- --------
        Total originations and acquisitions.................. $545,684 $529,966
                                                              ======== ========

   Purchases of sales finance receivables for 1999 showed a 19% increase over 1998 based on higher production levels during the first half of the year. Originations for the second half of 1999 trended back to levels experienced in 1998 and are attributable to the closing and sale of the branches referenced above during the second and third quarters. The Company also decided to stop originating and purchasing installment contracts in

Texas and Oklahoma during the second half of 1999 as the Company believed that these market areas did not have sufficient profit potential at the time. The offices in Texas and Oklahoma remained open during this period and the Company, after further evaluation, reactivated one Oklahoma office in December 1999 and two Texas offices in January 2000. These reactivated offices will service receivables acquired in these markets through the Company's DDMs and CPOs.

   The Company installed software at one CPO location during the third quarter of 1999 that is expected to allow the CPOs to become more efficient in processing transactions and managing dealer relationships. The Company will be deploying this software at other CPO locations over the first two quarters of 2000. The Company intends to place a greater emphasis on purchasing sales finance contracts versus direct lending.

Allowance and Provision for Finance Credit Losses

   MFN originates direct consumer loans and acquires individual retail sales finance contracts from third party dealers. The Company maintains an allowance for finance credit losses that are expected to be incurred on receivables that have demonstrated a risk of loss based upon delinquency or bankruptcy status.

   The sales finance contracts are generally acquired at a discount from the principal amount. This discount is normally referred to as a nonrefundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. The dealer reserve is available to absorb credit losses over the life of the pool of receivables. The dealer reserve is not used to offset provision for finance credit losses immediately, but rather is amortized over the life of the pool to offset future losses. Management believes this method provides for an appropriate matching of finance charge income and provision for finance credit losses.

   Each period, the provision for finance credit losses in the income statement results from the combination of (a) an estimate by management of loan losses that occurred during the current period and (b) the ongoing adjustment of prior estimated losses. As the specific borrower and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan or account is charged-off, reducing the allowance for finance credit losses. If, subsequent to a charge-off, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded. This recovery reduces the current period charge off amounts.

   The Company uses a loss reserving methodology commonly referred to as "static pooling" which stratifies the components of its sales finance receivable portfolio (i.e., dealer reserve, principal loan balances and related charge-offs) into separately identified pools based upon the period the loans were acquired. The Company defines a pool as loans acquired within a given month. A portion of the dealer reserve is made available to cover estimated credit losses for each identified monthly pool based upon a pro rata calculation over the term of each specific account. A portion of the dealer reserve is made available to cover estimated credit losses for each identified monthly pool based on a pro rata calculation over the term of each specific account.

   Reserve requirements for sales finance and direct finance receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e. not delinquent, 30, 60, 90 and 120 days past due). These assumed losses are utilized to determine the projected cash flows from each impaired category. The projected cash flow is then discounted to estimate the net present value of the impaired loans. A reserve is established in an amount sufficient to reduce the book value of the impaired receivable to its net present value. Repossessed collateral is valued at an estimate of its net realizable value.

   The following is a summary of the activity in the allowance for finance credit losses for the years ended December 31, (dollars in thousands):

                                                  1999      1998       1997
                                                --------  ---------  ---------
      Balance at beginning of year............. $ 53,485  $ 102,204  $  97,762
      Reserves recaptured in conjunction with
       sale of finance receivables.............   (3,694)       --         --
      Provision for finance credit losses......   32,928     56,790    106,374
      Finance receivables charged-off, net of
       recoveries..............................  (47,058)  (103,402)  (106,799)
      Net amount transferred from reserve for
       repossessed assets......................    3,882      3,993      4,867
      Transfer to credit card portfolio held
       for sale................................      --      (6,100)       --
                                                --------  ---------  ---------
      Balance at end of year................... $ 39,543  $  53,485  $ 102,204
                                                ========  =========  =========
      Allowance for finance credit losses as a
       percentage of sales and direct finance
       receivables outstanding, net of unearned
       income..................................     7.60%      8.32%     10.53%
                                                ========  =========  =========

   Repossessed assets are carried in other assets and are reserved at 75% of the outstanding balance owed. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses. During 1999, 1998 and 1997, the increase in the allowance for finance credit losses related to the transfer from the repossessed asset reserve is due to the decline in repossessed assets.

   The decrease in the provision for finance credit losses in 1999 and 1998 is due to the decrease in the size of the receivable portfolio and an improvement in the relative delinquency of the remaining portfolio. The overall reduction of the allowance for finance credit losses as a percentage of the receivable portfolio occurred primarily in the second half of 1998 as delinquencies declined and the expected losses inherent in the portfolio improved. For further discussion, see Credit Losses and Delinquencies.

Nonrefundable Dealer Reserves

   The Company acquires a majority of its sales finance contracts from dealers at a discount. The amount of the discounts are negotiated with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired.

   A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows (dollars in thousands):

                                                     1999      1998      1997
                                                   --------  --------  --------
      Balance at beginning of year...............  $ 36,820  $ 52,731  $ 89,378
      Reserve adjustment in conjunction with sale
       of finance receivables....................       495       --        --
      Discounts acquired on new volume...........    29,713    25,460    44,691
      Net charge-offs absorbed...................   (32,966)  (41,371)  (81,338)
                                                   --------  --------  --------
      Balance at end of year.....................  $ 34,062  $ 36,820  $ 52,731
                                                   ========  ========  ========
      Nonrefundable dealer reserves as a
       percentage of sales finance receivables,
       net of unearned income....................      7.02%     6.73%     6.80%
                                                   ========  ========  ========
      Discounts acquired as a percentage of gross
       sales finance receivables acquired........      6.28%     6.40%     6.25%
                                                   ========  ========  ========

   Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but instead are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables.

   The fluctuation in the discounts acquired in 1999, 1998 and 1997 is primarily due to the volume of contracts purchased as the discounts acquired as a percentage of sales finance receivables acquired remained relatively constant.

Income Tax Accounts

   At December 31, 1999, the Company had recorded net income tax receivables and prepayments of approximately $8.7 million and a deferred tax liability of approximately $19.3 million.

   MFN elected to be treated as a dealer in securities under Section 475 of the Internal Revenue Code effective for the year ended December 31, 1996. Pursuant to this election, MFN must annually recognize as taxable income or taxable loss the difference between the fair market value of its securities and the income tax basis of the securities for the year ended December 31, 1996 and prospectively. This election has no impact on the recognition of pre-tax income for financial reporting purposes.

Debt

   The following table presents the Company's debt instruments and the stated interest rates on the debt at December 31, (dollars in thousands):

                                        1999           1998           1997
                                    -------------  -------------  -------------
                                    Balance  Rate  Balance  Rate  Balance  Rate
                                    -------- ----  -------- ----  -------- ----
Senior debt:
  Commercial paper and notes....... $    --   --   $339,340  5.7% $416,731  5.7%
  Senior secured debt..............  381,242 10.0%  335,905  7.0%  412,514  7.0%
Senior subordinated debt...........   22,500 11.0%   22,500 10.3%   22,500 10.3%
                                    -------- ----  -------- ----  -------- ----
    Total.......................... $403,742 10.0% $697,745  6.5% $851,745  6.5%
                                    ======== ====  ======== ====  ======== ====

   The Senior secured debt at December 31, 1999 was comprised of both fixed and variable rate notes. Due to the purchase of an interest rate cap, the all-inclusive cost on this debt at December 31, 1999 is 10.0% to the Company.

   As a result of net losses incurred beginning in 1997, the Company violated certain covenants permitting the holders of its Senior and Subordinated Debt to accelerate all such debt. The Company entered into a forbearance agreement beginning on July 12, 1997 with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. In connection with the execution in 1998 of an extension to a previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $15.2 million, was paid in 1998 and recorded as a component of reorganization expense.

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

   Pursuant to the Voluntary Case, no interest was accrued or paid on the Predecessor Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed, until March 23, 1999, the date the Reorganized Company emerged from the Voluntary Case. This resulted in the reduction of 1999 interest expense of approximately $11.473 million (calculated using a rate of ten percent (10.0%) on the senior debt and a rate of eleven percent (11.0%) on the subordinated debt) and a reduction of 1998 interest expense of $27.824 million (assuming default rates of interest), from what the Company would have expected to incur had the Voluntary Case not been filed.

   On April 1, 1999, $100.7 million of outstanding principal and $20.4 million of interest was paid to senior lenders pursuant to the Plan of Reorganization. The interest payment covered the period from October 14, 1998 through March 23, 1999 at a rate of ten percent (10.0%) on the senior debt and at a rate of eleven percent (11.0%) on the subordinated debt. This interest payment was recorded as a non-operating expense in 1999.

   As described in Note 5 to the Consolidated Financial Statements, all of the Company's debt was subject to compromise under the Plan of Reorganization. Therefore the entire amount of outstanding debt at December 31, 1998 of $697.7 million was identified as "Liabilities subject to compromise under reorganization" in the Company's Consolidated Financial Statements.

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

   The Company's senior lenders prior to the Effective Date were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the second quarter of 1999, holders of the old senior debt elected to receive $232,829,482 of the Series A Notes and $201,335,561 of the Series B Notes totaling an aggregate principal amount of the New Senior Secured Notes of $434,165,043. During the third quarter of 1999, MFN retired debt with a face value of $52,923,298 prior to scheduled maturity. The principal amount of Series A Notes and Series B Notes outstanding at December 31, 1999 was $202,829,482 and $178,412,263, respectively, for a total of
$381,241,745. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of Senior Secured Notes will not exceed a 10.0% annual rate to the Company.

   The Company's Senior Secured Notes are secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the Senior Secured Notes.

   The New Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002.

   Debt is used as the primary source for funding the Company's finance receivables. As a result of the Plan of Reorganization, the Company cancelled all of its senior debt in exchange for Senior Secured Notes, New Common Stock and Excess Cash (as defined in the Plan of Reorganization). The Company also cancelled its subordinated debt in exchange for Senior Subordinated Notes. At December 31, 1999 the Company had total debt outstanding of $403.7 million. See Note 4 to the Consolidated Financial Statements.

   The Senior Secured Notes mature on March 23, 2001 and the Senior Subordinated Notes mature on March 23, 2002. No principal payments are required prior to maturity. During August, 1999, MFN retired debt with a face value of $52.9 million prior to scheduled maturity. See Note 10 to the Consolidated Financial Statements.

Liabilities Subject to Compromise Under Reorganization

   The following table shows the liabilities subject to compromise under reorganization as of December 31, 1998 (dollars in thousands). These liabilities were recorded at amounts that the Court expected to allow as claims rather than estimates of the amounts for which the claims may be settled.

                                                                         1998
                                                                       --------
      Senior debt, commercial paper and notes......................... $339,340
      Senior debt, term notes.........................................  335,905
      Subordinated debt...............................................   22,500
      Dividends payable...............................................   12,937
      Pre-petition accrued interest...................................    8,393
      Restructuring fee...............................................      695
                                                                       --------
          Total....................................................... $719,770
                                                                       ========

   See Note 1 to the Consolidated Financial Statements for disposition of these liabilities following the Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting.

Litigation Accrual

   The Plan of Reorganization provided for the settlement of all claims and lawsuits against the Company arising out of the financial irregularities in exchange for payments aggregating $18.95 million. The entire amount was paid during 1999 with the exception of approximately $221,000 which remains accrued for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation.

Excess of Revalued Net Assets Over Liabilities and Stockholders' Investment

   See Note 1 to the Consolidated Financial Statements.

Stockholders' Equity

   As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with SOP 90-7. Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet.

   As a result of the Plan of Reorganization and the requirements of Fresh Start Reporting, stockholders' equity at March 31, 1999 was established at the Company's reorganization value of $85.0 million. See Note 1 to the Consolidated Financial Statements. The reorganization value of $85.0 million (the approximate fair value) was based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded company market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry.

   Total stockholders' equity at December 31, 1999 was $105.5 million or 17.9% of total assets compared with $29.1 million or 3.7% of total assets at December 31, 1998. During 1999, the Predecessor Company reported a $21.0 million net loss (before extraordinary credit of $45.6 million, net of taxes) for the three month period ended March 31, 1999 and the Reorganized Company reported net income of $19.0 million (before extraordinary credit of $1.5 million, net of taxes) for the nine month period ended December 31, 1999. During 1998, the Predecessor Company reported a net loss of $53.6 million. The Company did not declare any dividends or repurchase any shares of common stock during 1999 or 1998.

RESULTS OF OPERATIONS

   The results of operations shown in the accompanying Consolidated Financial Statements are for both the Reorganized Company and the Predecessor Company. MFN adopted Fresh Start Reporting in accordance with SOP 90-7 effective March 31, 1999. To facilitate a meaningful comparison of the Company's annual operating performance in fiscal years 1999, 1998 and 1997, the following discussion of certain consolidated financial information may be presented on a traditional comparative basis for all periods even though the accounting requirements for companies upon emergence from bankruptcy calls for separate reporting for the reorganized company and the predecessor company.

Net Income (Loss)

   For the year ended December 31, 1999, MFN reported net income of $45.1 million compared to net losses of $53.6 million and $74.2 million for 1998 and 1997, respectfully. Results for 1999, 1998 and 1997 were negatively impacted by non-operating expenses aggregating $33.7 million, $45.4 million and $20.7 million, respectfully. 1999 results include an extraordinary credit of $45.6 million representing the gain on discharge of indebtedness, net of taxes along with an extraordinary credit of $1.5 million representing a gain on early retirement of debt, net of taxes.

Interest Income and Interest Expense

   The largest single component of net income is net interest income which is the difference between interest income and interest expense before provision for finance credit losses. For the year ended December 31, 1999, net interest income was $108.2 million, which compares with $142.5 million and $149.1 million in 1998 and 1997, respectively. For the year ended December 31, 1999, MFN's net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 15.08% compared to 15.87% and 12.69% in 1998 and 1997, respectively. The net interest margin in 1999 and 1998 was impacted by i) the accounting for interest expense during the Voluntary Case as no interest was accrued or paid on the Predecessor Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed, until March 23, 1999, the date the Reorganized Company emerged from the Voluntary Case and ii) an adjustment required by SOP 90-7 (see Note 13 to the Consolidated Financial Statements). The second table below reflects the rates paid and the net interest margin had interest expense been recorded during the Voluntary Case and without the impact of the adjustment required by SOP 90-7. The 1999 net interest margin was also impacted by the change in the mix of earning assets as higher cash balances were carried during 1999 from run-off of the higher yielding finance receivable portfolio. The 1997 net interest margin was impacted as a result of an increase in interest expense to default levels beginning in February, 1997 and the sale of Lyndon which had a substantial amount of investments that earned a relatively low rate of interest compared to the finance receivables. The following table summarizes net interest income and the net interest margin for the three years ended December 31 (dollars in thousands):

                                                      1999     1998      1997
                                                    -------- -------- ----------
      Average interest earning assets:
        Cash, cash equivalents and investments....  $128,770 $ 90,911 $   96,233
        Finance receivables.......................   588,917  806,801  1,078,650
                                                    -------- -------- ----------
          Total average earning assets............   717,687  897,712  1,174,883
      Average interest bearing liabilities........   496,992  739,645    963,431
                                                    -------- -------- ----------
      Net.........................................  $220,695 $158,067 $  211,452
                                                    ======== ======== ==========
      Interest income:
        Cash, cash equivalents and investments....  $  5,346 $  2,196 $    7,593
        Finance receivables.......................   135,548  178,897    228,028
                                                    -------- -------- ----------
          Total interest income...................   140,894  181,093    235,621
      Interest expense............................    32,665   38,593     86,529
                                                    -------- -------- ----------
      Net interest income before provision for fi-
       nance credit losses........................  $108,229 $142,500 $  149,092
                                                    ======== ======== ==========
      Yield:
        Cash, cash equivalents and investments....     4.15%    2.42%      7.89%
        Finance receivables.......................    23.02%   22.17%     21.14%
                                                    -------- -------- ----------
          Earning assets..........................    19.63%   20.17%     20.05%
      Cost of funds...............................     6.57%    5.22%      8.98%
                                                    -------- -------- ----------
      Net interest spread.........................    13.06%   14.95%     11.07%
                                                    ======== ======== ==========
      Net interest margin.........................    15.08%   15.87%     12.69%
                                                    ======== ======== ==========

   Had interest expense of $11.473 million in 1999 and $27.824 million in 1998 been recorded during the Voluntary Case and restating net interest income $1.893 million in 1999 and $1.947 million in 1998 for the impact of the SOP 90-7 adjustment, the net rates and net interest margin would have been restated as follows for the year ended December 31:

                                                             1999   1998   1997
                                                            ------ ------ ------
Yield--restated:
  Cash, cash equivalents and investments...................  5.62%  4.56%  7.89%
  Finance receivables...................................... 23.02% 22.17% 21.14%
                                                            ------ ------ ------
    Earning assets......................................... 19.90% 20.39% 20.05%
Cost of funds--restated:...................................  8.88%  8.98%  8.98%
                                                            ------ ------ ------
Net interest spread--restated:............................. 11.02% 11.41% 11.07%
                                                            ====== ====== ======
Net interest margin--restated:............................. 13.75% 12.99% 12.69%
                                                            ====== ====== ======


Other Operating Income

   In addition to finance charges and interest, the Company has other income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of the Company.

   Other operating income increased $6.7 million or 50.8% from 1998 to 1999. During 1999, the Company realized a $7.1 million gain on the sale of finance receivables and certain assets. See Note 2 to the Company's Consolidated Financial Statements. Other income generated by the credit card portfolio decreased $1.8 million as the sale of the portfolio was finalized on March 2, 1999 and no credit card related revenue or expense was recorded in 1999. Improved insurance claim experience on the sale of self-insured insurance products resulted in a $3.1 million increase from 1998 to 1999 while insurance commissions decreased $2.2 million during the same period reflecting a shift away from the direct lending business. Other operating income decreased $33.9 million or 72.0% from 1997 to 1998 due primarily to the sale of Lyndon Insurance Company ("Lyndon").

   The following table summarizes the components of other operating income for the three years ended December 31 (dollars in thousands):

                                                      1999     1998     1997
                                                     -------  -------  -------
      Insurance premiums............................ $ 7,101  $ 4,027  $35,660
      Fees and insurance commissions................   3,448    5,599    6,887
      Credit card related revenue and other.........   2,271    3,565    4,533
      Gain on sale of finance receivables...........   7,058      --       --
                                                     -------  -------  -------
          Total..................................... $19,878  $13,191  $47,080
                                                     =======  =======  =======
      Other operating income as a % of average
       interest earning assets......................    2.77%    1.47%    4.01%
                                                     =======  =======  =======

Other Operating Expenses

   In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

   Other operating expenses decreased $33.6 million or 33.2% from 1998 to 1999. In 1998, other operating expenses included a $15.8 million loss resulting from the negotiated sale of the credit card portfolio. $8.1 million of the decline from 1998 to 1999 is amortization expense. The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to operating expense. Credit card related expenses declined $5.7 million as a result of the aforementioned portfolio sale. Salary and benefits decreased $2.9 million attributable to staff reductions. Other operating expenses decreased $58.5 million or 36.6% from 1997 to 1998 due primarily to the sale of Lyndon.

   The following table summarizes the components of other operating expenses for the three years ended December 31 (dollars in thousands):

                                                   1999      1998      1997
                                                  -------  --------  --------
      Salaries and employee benefits............. $46,231  $ 49,142  $ 56,799
      Insurance claims and other underwriting
       expense...................................   2,812     1,121    20,466
      Goodwill amortization......................     215       859       859
      Amortization of excess of revalued net
       assets over liabilities and stockholders'
       investment................................  (7,407)      --        --
      Reorganization expenses, net...............   1,105     3,259       --
      Restructuring expenses.....................   1,950      (344)    3,725
      Loss on sale of Lyndon.....................     --        --     29,528
      Income from Lyndon due to buyer............     --        --      2,025
      Loss on credit card portfolio held for
       sale......................................     --     15,800       --
      Other expenses.............................  22,589    31,258    46,156
                                                  -------  --------  --------
          Total.................................. $67,495  $101,095  $159,558
                                                  =======  ========  ========
      Other operating expense as a % of average
       interest earning assets...................    9.40%    11.26%    13.58%
                                                  =======  ========  ========

Restructuring Charges

   During 1997 and 1998, the Company closed a number of branches and implemented a plan to close approximately 110 such branches and to reduce branch personnel by approximately 260 employees. The Company recorded a provision in 1997 for restructuring in the amount of $3.7 million. These charges and their utilization are summarized in the following table (dollars in thousands):

                                 Amounts Amounts  Amounts  Amounts      Net
                                 Charged Utilized Utilized Utilized Adjustments
                                 In 1997 In 1997  In 1998  In 1999    In 1999
                                 ------- -------- -------- -------- -----------
   Asset and leasehold write-
    offs........................ $1,200    $200    $1,079    $--       $ (79)
   Lease buyouts and other
    expenses....................  1,025     101       799     318       (193)
   Employee severance and
    retention...................  1,500     --        652     104        744
                                 ------    ----    ------    ----      -----
       Total.................... $3,725    $301    $2,530    $422      $ 472
                                 ======    ====    ======    ====      =====

   During 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. These charges (included in other operating expenses) and their utilization is summarized below (dollars in thousands):

                                                    Amounts Amounts  Amounts To
                                                    Charged Utilized Be Utilized
                                                    In 1999 In 1999    In 2000
                                                    ------- -------- -----------
      Lease buyouts and other expenses............. $  998    $380     $  618
      Employee severance and retention.............    952     333        619
                                                    ------    ----     ------
          Total.................................... $1,950    $713     $1,237
                                                    ======    ====     ======

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

   The reserve for lease buyouts is utilized when the remaining lease obligations are settled or the space has been vacated and made available for sublease. It is the Company's policy to continue to charge depreciation, rental and other operating costs relating to excess space to ongoing operations while they remain in business use. Salaries and benefits are charged to operations while the employee is actively employed.

   Reserves for asset and leasehold improvement write-offs are utilized at the date of disposal or the final date of the lease.

Reorganization Expenses

   In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization are reported separately as reorganization expenses in the Consolidated Statements of Income. These expenses were incurred by the Predecessor Company and are summarized below for the years ended December 31, (dollars in thousands):

                                                        1999    1998     1997
                                                       ------- -------  -------
      Corporate counsel............................... $   846 $ 2,056  $ 2,836
      Investment banking..............................     --    2,045    2,657
      Creditor attorneys and advisors.................   1,193   2,235    2,584
      Independent accountants.........................     550   1,059    2,469
      Management consultants..........................   6,933   2,336    2,399
      Special investigation...........................     --      --     1,919
      Bank line of credit fees........................     --      121    1,650
      Bank of Boston settlement.......................     --      --     1,600
      Board of Directors representation...............     100   1,312    1,132
      Forbearance fee.................................      --  15,176      --
      Termination agreement with former CEO...........      --  (1,965)     --
      Interest expense................................  19,847     --       --
      Adjustments of assets and liabilities to fair
       value..........................................   3,085     --       --
      Other...........................................   1,165   2,051    1,437
                                                       ------- -------  -------
          Total....................................... $33,719 $26,426  $20,683
                                                       ======= =======  =======

Income Taxes

   The effective tax rate for 1999 income was 30.4% tax; 1998 loss was 12.1% tax; and the 1997 loss was 17.5% benefit.

   The lower effective tax rate in 1999 reflected the effect of the amortization of the excess of the revalued net assets over liabilities and stockholders' investment and the elimination of the valuation allowance. During 1999, the Company recorded an extraordinary gain from discharge of indebtedness in connection with its March 23, 1999 emergence from the Voluntary Case, aggregating approximately $68.2 million. This gain, as adjusted for bankruptcy-related items and 1999 net operating loss for tax purposes, will, under section 108 of the Internal Revenue Service Code, reduce the tax basis of certain assets as of January 1, 2000. Deferred taxes have been provided for estimated tax effect of future reversing timing differences related to this tax basis reduction as well as other timing differences existing at December 31, 1999. Current taxes were not significant.

   The negative effective tax rate in 1998 is primarily due to a valuation adjustment to finance receivables and certain expenses incurred in connection with the restructuring which were not deductible for tax purposes. The lower tax effective rate in 1997 is primarily due to the loss on the sale of Lyndon which was not deductible for tax purposes.

Credit Losses and Delinquencies

   The credit loss and delinquency information below are for both the Reorganized Company and the Predecessor Company.

Credit Losses

   Finance receivable accounts which are contractually delinquent 120 days and 90 days on a recency basis, are charged off monthly before they become 150 days contractually delinquent. Accounts which are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize an extension of the charge-off period if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                                     1999      1998      1997
                                                    -------  --------  --------
      Provision for finance credit loss...........  $32,928  $ 56,790  $106,374
      Net charge-offs against allowance...........   47,058   103,402   106,799
      Net charge-offs against nonrefundable dealer
       reserves...................................   32,966    41,371    81,338
      Allowance for finance credit losses at end
       of year....................................   39,543    53,485   102,204
      Dealer reserves at end of year..............   34,062    36,820    52,731

 Ratios

                                                     1999      1998      1997
                                                    -------  --------  --------
      Net charge-offs against allowance to average
       total finance receivables, net of unearned
       income.....................................     7.99%    12.81%     9.90%
      Net charge-offs against nonrefundable dealer
       reserves to average total finance
       receivables, net of unearned income........     5.60%     5.12%     7.54%
      Allowance for finance credit losses to total
       finance receivables, net of unearned income
       at end of year.............................     7.60%     8.32%    10.53%
      Dealer reserves to gross sales finance
       receivables at end of year.................     5.58%     5.45%     5.53%

Delinquencies and Repossessions

   If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts and repossessed assets at December 31, (dollars in thousands):

                                                                1999     1998
                                                               -------  -------
      Delinquent non-bankrupt gross receivables............... $ 7,929  $19,938
      Delinquent bankrupt accounts............................   6,009    7,353
      Repossessed assets, net of reserves.....................   2,542    3,836
                                                               -------  -------
        Total delinquent accounts and repossessed assets...... $16,480  $31,127
                                                               =======  =======
      Bankrupt accounts, not in delinquent status............. $ 7,688  $16,254
                                                               =======  =======
      Delinquent accounts and repossessed assets as a percent
       of total finance receivables, net of unearned income...    3.17%    4.84%
                                                               =======  =======

   Repossession of collateral generally occurs when debtors are 60 to 90 days late on payments. Repossession activities have been consolidated within the Company and many of the activities have been outsourced to another party, which handles the pickup of collateral and delivery to auction. Automobiles are generally sold within 60 days at auction.

   Repossessed assets are carried in other assets and are reserved at 75% of the outstanding balance owed. The repossessed asset reserve is established as a transfer from the allowance for credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for credit losses at the time of charge-off.

   Delinquency and repossession numbers show significant improvement from December 31, 1998 due to improved collections.

Credit Card Program

   The Company had a portfolio of approximately $50.6 million of credit card receivables at December 31, 1998 that generated a 1998 loss (prior to the allocation of interest expense) of $3.9 million. During 1998, the Company negotiated a sale of the credit card portfolio for $27.9 million, net of selling expenses. As a result, the Company reclassified these assets at December 31, 1998 as "credit card portfolio held for sale" and recorded a $15.8 million loss on the sale in 1998. The sale of the credit card portfolio was consummated on March 2, 1999.

Disposition of Lyndon

   On March 28, 1997, the Company executed a Stock Purchase Agreement for the sale of Lyndon in the amount of approximately $92 million. The sale which closed on June 3, 1997, resulted in a loss of approximately $29.5 million net of earnings through the date of sale. This loss was reflected on the Predecessor Company's 1997 consolidated statement of income.

   The Company determined that it was in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon was not considered the discontinuation of a business. The loss associated with the sale of Lyndon was not tax deductible to the Company.

LIQUIDITY AND FINANCIAL RESOURCES

   The Company has sufficient cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables. In addition, at December 31, 1999 the Company had $123.6 million in cash and cash equivalents, which can be used to fund future growth of finance receivables and other corporate activities.

   The Company has $381.2 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million of funding through March 23, 2002 in the form of Senior Subordinated Notes. See Note 4 to the Consolidated Financial Statements.

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

   The Plan provided (a) for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust and (b) for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of December 31, 1998 and all amounts were paid during 1999 with the exception of approximately $221,000 which remains set aside for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation.

   The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

   In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions (the "Consumer Finance Cases"), including cases which have been brought as putative class actions, are pending in the various states in which the Company's subsidiaries conduct business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, however, MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred, management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position and results of operations of MFN.

   See Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for more information regarding the litigation arising from the overstatement of earnings and the restatement of previously issued financial statements.

   The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the Consumer Finance Cases, no accrual has been made for the majority of these lawsuits.

YEAR 2000 COMPLIANCE

   During 1999, the Company completed the process of preparing for the Year 2000 date change. To date, the Company has not experienced any material Year 2000 failures.

   Although considered unlikely, unanticipated problems could still occur. The Company will continue to monitor all business processes, including third parties, throughout 2000 to address any issues and to ensure that all processes continue to function properly.

   Through 1999, the cost of the Year 2000 project was estimated to be below $50,000 and was incurred in 1999. We anticipate no material costs to be incurred in 2000 and beyond that are related to the Year 2000 project.

RECENT ACCOUNTING PRONOUNCEMENTS

   SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. During the second quarter of 1999, the FASB voted to delay for one year the effective date of SFAS 133 until June 15, 2000. Management does not expect this statement to have a material impact on either the financial position, results of operations or financial statement disclosures of the Company.

Item 7a--Quantitative and Qualitative Disclosures About Market Risk.

   MFN believes its market risk on financial instruments from changes in interest rates to be low. The Company's financial instruments include cash and cash equivalents consisting of marketable securities with purchased maturities of three months or less, fixed-rate finance receivables and both fixed-rate and variable-rate debt.

   The maturities of the finance receivables generally range for periods from 12 months to 42 months at annual fixed rates of interest ranging, with minor exceptions, from 18% to 40%. As these instruments are typically acquired or originated at the maximum rate allowed in states that impose interest rate limits, fluctuations in market interest rates do not generally impact the fixed rate set on the contract.

   Debt is used as the primary source for funding the Company's finance receivables. The Company's debt is comprised of (i) Series A Senior Secured Notes Due March 23, 2001, (the "Series A Notes") which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Senior Secured Notes Due March 23, 2001, (the "Series B Notes") which have a floating rate of interest based on the three month LIBOR (London Interbank Offering Rate), payable quarterly and (iii) Senior Subordinated Notes Due March 23, 2002 which have an 11% annual fixed rate of interest, payable quarterly.

   The Company entered into an interest rate hedge effective March 23, 1999, the effect of which was to cap the maximum rate of the Series B Notes at 10.0%.

   MFN does not use financial instruments for trading purposes.

Item 8--Consolidated Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
MFN Financial Corporation (f/k/a Mercury Finance Company)

   We have audited the accompanying consolidated balance sheet of MFN Financial Corporation and subsidiaries (Reorganized Company) as of December 31, 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows of MFN Financial Corporation for the nine-month period from April 1, 1999 through December 31, 1999 and of Mercury Finance Company (Predecessor Company) for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFN Financial Corporation and subsidiaries as of December 31, 1999, and the consolidated results of operations and cash flows of MFN Financial Corporation for the nine-month period from April 1, 1999 through December 31, 1999 and of Mercury Finance Company for the three-month period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

   As more fully described in Note 1 to the consolidated financial statements, the MFN Financial Corporation emerged from bankruptcy on March 23, 1999. In accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants', MFN Financial Corporation has adopted "fresh start" reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of March 31, 1999. As a result, the consolidated financial statements for periods subsequent to March 31, 1999, reflect this basis of reporting and are not necessarily comparable to the Predecessor Company's consolidated financial statements.

                                          /s/ Grant Thornton LLP

Chicago, Illinois
February 4, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Mercury Finance Company:

   We have audited the accompanying consolidated balance sheet of Mercury Finance Company and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercury Finance Company and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

   The accompanying 1997 and 1998 financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred losses in 1997 and 1998 and is continuing to incur losses in 1999. Furthermore, as described in Notes 1 and 4, on July 15, 1998, the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under Chapter 11 of Title 11 of the United States Code. Under the Second Amended Plan of Reorganization (the "Plan"), which was confirmed by order of the Court on March 10, 1999, a portion of the outstanding debt will be converted to equity, the remaining debt will be restructured and the litigation pending related to the financial irregularities will be settled. Upon the effective date of the Plan, the Company will adopt fresh-start accounting and continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The 1997 and 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
March 10, 1999

                           MFN FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                               As of December 31

                                                        Reorganized Predecessor
                                                          Company     Company
                                                           1999        1998
(Dollars in thousands)                                  ----------- -----------
                        ASSETS
                        ------
Cash and cash equivalents..............................  $123,635    $186,350
Finance receivables, net of unearned income............   520,012     642,872
Less: Allowance for finance credit losses..............    39,543      53,485
Less: Nonrefundable dealer reserves....................    34,062      36,820
                                                         --------    --------
Finance receivables, net...............................   446,407     552,567
Income taxes receivable................................     8,692       8,599
Furniture, fixtures and equipment, net.................     1,918       3,709
Goodwill, net of amortization..........................       --       12,745
Credit card portfolio held for sale, at net realizable
 value.................................................       --       27,894
Other assets (including repossessions).................     7,924       6,819
                                                         --------    --------
    Total Assets.......................................  $588,576    $798,683
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities
  Liabilities not subject to compromise under
   reorganization......................................  $    --     $ 30,833
  Liabilities subject to compromise under
   reorganization......................................       --      719,770
  Senior secured debt..................................   381,242         --
  Senior subordinated debt.............................    22,500         --
  Income taxes.........................................    19,289         --
  Litigation accrual...................................       221      18,950
  Other liabilities....................................    17,804         --
  Excess of revalued net assets over liabilities and
   stockholders' investment............................    41,991         --
                                                         --------    --------
    Total Liabilities..................................   483,047     769,553
                                                         --------    --------
Contingencies..........................................       --          --
Stockholders' Equity
  Common stock--December 31, 1999--$.01 par value;
   50,000,000 shares authorized; 10,000,000 shares
   outstanding December 31, 1998--$1 par value;
   300,000,000 shares authorized; 177,900,671 shares
   outstanding.........................................       100     177,901
  Paid in capital......................................    84,900       8,244
  Retained earnings (deficit)..........................    20,529    (103,351)
  Treasury stock--December 31, 1999--0 shares; December
   31, 1998--5,402,957 shares at cost..................       --      (53,664)
                                                         --------    --------
    Total Stockholders' Equity.........................   105,529      29,130
                                                         --------    --------
    Total Liabilities and Stockholders' Equity.........  $588,576    $798,683
                                                         ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                   Reorganized
                                     Company        Predecessor Company
                                   ----------- -------------------------------
                                   Nine Months Three Months    Year Ended
                                      Ended       Ended       December 31,
                                    Dec  31,     Mar  31,   ------------------
(Dollars in thousands, except per     1999         1999       1998      1997
share data)                        ----------- ------------ --------  --------
Interest income
 Finance charges and loan fees....  $100,235     $ 35,313   $178,897  $228,028
 Investment income................     4,932          414      2,196     7,593
                                    --------     --------   --------  --------
   Total interest income..........   105,167       35,727    181,093   235,621
Interest expense..................    32,191          474     38,593    86,529
                                    --------     --------   --------  --------
 Net interest income before
  provision for finance credit
  losses..........................    72,976       35,253    142,500   149,092
Provision for finance credit
 losses...........................    23,071        9,857     56,790   106,374
                                    --------     --------   --------  --------
 Net interest income after
  provision for finance credit
  losses..........................    49,905       25,396     85,710    42,718
                                    --------     --------   --------  --------
Other operating income
 Insurance premiums...............     6,286          815      4,027    35,660
 Fees and insurance commissions...     2,208        1,240      5,599     6,887
 Credit card related revenue and
  other...........................     1,273          998      3,565     4,533
 Gain on sale of finance
  receivables.....................     7,058          --         --        --
                                    --------     --------   --------  --------
   Total other operating income...    16,825        3,053     13,191    47,080
                                    --------     --------   --------  --------
Other operating expenses
 Salaries and employee benefits...    33,081       13,150     49,142    56,799
 Occupancy expense................     2,617          999      4,592     5,897
 Equipment expense................     1,146          767      3,291     3,870
 Data processing expense..........       983          469      1,898     2,059
 Insurance claims and other
  underwriting expense............     2,841          (29)     1,121    20,466
 Amortization.....................    (7,407)         215        859       859
 Reorganization expenses, net.....       --         1,105      3,259       --
 Restructuring charges............     1,950          --        (344)    3,725
 Loss on sale of Lyndon...........       --           --         --     29,528
 Income from Lyndon due to buyer..       --           --         --      2,025
 Loss on credit card portfolio
  held for sale...................       --           --      15,800       --
 Other expenses...................    11,219        4,389     21,477    34,330
                                    --------     --------   --------  --------
   Total other operating expenses.    46,430       21,065    101,095   159,558
                                    --------     --------   --------  --------
Operating income (loss)...........    20,300        7,384     (2,194)  (69,760)
Non-operating expenses
 Provision for litigation.........       --           --      18,950       --
 Reorganization expenses..........       --        33,719     26,426    20,683
                                    --------     --------   --------  --------
   Total non-operating expenses...       --        33,719     45,376    20,683
Income (loss) before income taxes
 and extraordinary credits........    20,300      (26,335)   (47,570)  (90,443)
Income tax provision (benefit)....     1,291       (5,287)     6,000   (16,250)
                                    --------     --------   --------  --------
Net income (loss) before
 extraordinary credits............    19,009      (21,048)   (53,570)  (74,193)
Extraordinary credits:
 Gain on discharge of
  indebtedness, net of taxes......       --        45,570        --        --
 Gain on early retirement of
  debt, net of taxes..............     1,520          --         --        --
                                    --------     --------   --------  --------
Net income (loss).................  $ 20,529     $ 24,522   $(53,570) $(74,193)
                                    ========     ========   ========  ========
Weighted average common shares
 outstanding:
 Basic............................    10,000           **         **        **
 Diluted..........................    10,001           **         **        **
Earnings per common share:
 Basic............................  $   2.05           **         **        **
 Diluted..........................  $   2.05           **         **        **
Dividends per share declared......  $    --            **         **        **

--------
** Earnings per common share and dividends per common share amounts as they relate to the Predecessor Company are not meaningful due to the Voluntary Case. See notes 1 and 7.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                              Retained                              Total
                           Common    Paid In  Earnings    Unrealized  Treasury  Stockholders'
                            Stock    Capital  (Deficit)  Appreciation  Stock       Equity
(Dollars in thousands)    ---------  -------  ---------  ------------ --------  -------------
Predecessor Company
Balance at January 1,
 1997...................  $ 177,719  $ 6,539  $  37,349     $ 942     $(53,664)   $168,885
Other comprehensive loss
  Net loss..............        --       --     (74,193)      --           --      (74,193)
  Unrealized
   depreciation on
   available-for-sale
   securities, net of
   tax..................        --       --         --       (942)         --         (942)
                          ---------  -------  ---------     -----     --------    --------
  Comprehensive loss....                                                           (75,135)
Stock options exercised.        182    1,705        --        --           --        1,887
Dividend declared
 ($0.075 per share).....        --       --     (12,937)      --           --      (12,937)
                          ---------  -------  ---------     -----     --------    --------
Balance at December 31,
 1997...................    177,901    8,244    (49,781)      --       (53,664)     82,700
Net loss................        --       --     (53,570)      --           --      (53,570)
                          ---------  -------  ---------     -----     --------    --------
Balance at December 31,
 1998...................    177,901    8,244   (103,351)      --       (53,664)     29,130
Net income for period
 January 1, 1999 through
 March 31, 1999.........        --       --      24,522       --           --       24,522
Effect of Reorganization
 and Fresh Start
 Reporting:
  Extinguishment of old
   stock................   (177,901)  (8,244)    78,829       --        53,664     (53,652)
  Issuance of new stock.        100   84,900        --        --           --       85,000
                          ---------  -------  ---------     -----     --------    --------
Balance at March 31,
 1999...................        100   84,900        --        --           --       85,000
Reorganized Company
Net income for period
 April 1, 1999 through
 December 31, 1999......        --       --      20,529       --           --       20,529
                          ---------  -------  ---------     -----     --------    --------
Balance at December 31,
 1999...................  $     100  $84,900  $  20,529     $ --      $    --     $105,529
                          =========  =======  =========     =====     ========    ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Reorganized
                                     Company        Predecessor Company
                                   ----------- -------------------------------
                                                 Three
                                   Nine Months  Months    Year Ended December
                                      Ended      Ended            31,
                                    Dec. 31,   March 31,  --------------------
                                      1999       1999       1998       1997
(Dollars in thousands)             ----------- ---------  ---------  ---------
Cash flows from operating
 activities
Net income (loss)................   $  20,529  $  24,522  $ (53,570) $ (74,193)
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities:
 Loss on sale of Lyndon..........         --         --         --      29,528
 Loss on credit card portfolio
  held for sale..................         --         --      15,800        --
 Provision for litigation
  settlement.....................         --         --      18,950        --
 Provision for finance credit
  losses.........................      23,071      9,857     56,790    106,374
 Gain on sale of finance
  receivables....................      (7,058)       --         --         --
 Gain on early retirement of
  debt...........................      (2,513)       --         --         --
 Net increase in reinsurance
  receivable.....................         --         --         --      (6,287)
 Net increase in reinsurance
  payable........................         --         --         --      12,582
 Net decrease in unearned
  premium and claim reserves.....         --         --         --     (12,388)
 Net decrease in deferred
  acquisition costs and present
  value of future profits........         --         --         --      15,473
 Provision (benefit) for
  deferred income taxes..........       1,918     (5,287)       --      38,964
 Net (increase)/decrease in
  income tax receivable..........      (8,858)   (15,913)    71,342    (26,177)
 Net increase in taxes payable...       9,631     (7,528)    12,000        --
 Net gain on discharge of
  indebtedness...................         --     (68,229)       --         --
 Extinguishment of dividend
  payable........................         --     (12,937)       --         --
 Write-off of goodwill and fixed
  assets, net....................         --      16,022        --         --
 Depreciation and amortization...      (7,280)       607      2,537      2,842
 Net (increase) decrease in
  other assets...................       4,209     13,157      3,636     29,412
 Net increase (decrease) in
  other liabilities..............     (45,998)    43,752     (2,199)   (45,526)
                                    ---------  ---------  ---------  ---------
   Net cash provided by (used in)
    operating activities.........     (12,349)    (1,977)   125,286     70,604
Cash flows from investing
 activities
 Principal collected on finance
  receivables....................     312,336    124,206    589,034    772,650
 Finance receivables originated
  or acquired....................    (274,638)  (113,939)  (427,299)  (722,183)
 Purchases of short-term and
  available-for-sale investment
  securities.....................         --         --         --     (44,169)
 Purchases of held-to-maturity
  investment securities..........         --         --         --      (2,552)
 Proceeds from sales and
  maturities of short-term and
  available-for-sale investment
  securities.....................         --         --         --      46,786
 Proceeds from maturities of
  held-to-maturity investment
  securities.....................         --         --         --       6,476
 Proceeds from the sale of
  Lyndon, net of cash sold.......         --         --         --      88,884
 Proceeds from sale of finance
  receivables....................      35,214        --         --         --
 Proceeds from sale of credit
  card portfolio.................         --      22,414        --         --
 Purchases of furniture,
  fixtures and equipment.........      (2,048)      (175)      (567)      (616)
                                    ---------  ---------  ---------  ---------
   Net cash provided by investing
    activities...................      70,864     32,506    161,168    145,276
Cash flows from financing
 activities
 Repayments of senior debt and
  commercial paper...............    (150,985)      (774)   (77,391)  (108,320)
 Repayments of senior debt term
  notes..........................         --         --     (76,609)   (76,111)
 Stock options exercised.........         --         --         --       1,490
                                    ---------  ---------  ---------  ---------
   Net cash used in financing
    activities...................    (150,985)      (774)  (154,000)  (182,941)
                                    ---------  ---------  ---------  ---------
   Net increase (decrease) in
    cash and cash equivalents....     (92,470)    29,755    132,454     32,939
Cash and equivalents at beginning
 of period.......................     216,105    186,350     53,896     20,957
                                    ---------  ---------  ---------  ---------
Cash and equivalents at end of
 period..........................   $ 123,635  $ 216,105  $ 186,350  $  53,896
                                    =========  =========  =========  =========
Supplemental cash disclosures
 Income taxes paid to federal
  and state governments..........   $     364  $  13,133  $   1,563  $   5,138
 Interest paid...................      51,999         44     36,874     84,118
Supplemental non-cash disclosures
 Cancellation of indebtedness....         --   $ 148,978        --         --
 Extinguishment of old stock.....         --     (53,652)       --         --
 Issuance of new stock...........         --      85,000        --         --

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997

Note 1--Organization and Summary of Significant Accounting Policies

   MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") is a consumer finance company doing business in 22 states through its subsidiaries (the "consumer finance subsidiaries"). The Company also offered certain insurance services through its former subsidiary, Lyndon Property Insurance Company and subsidiaries ("Lyndon") and now through MFN Insurance Company ("MFN Insurance"), a subsidiary. The Company's borrowers generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.

 Basis of Presentation

   The accounting and reporting policies of MFN conform to generally accepted accounting principles for the finance and insurance industries. The consolidated financial statements include the accounts of the Company, the consumer finance subsidiaries, Lyndon and MFN Insurance. All significant intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 1999 presentation. In addition, see Note 4 for information regarding the Company's voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Court") for relief under chapter 11 of title 11 of the United States Code (the "Code"). The Voluntary Case was filed with the Court by the Company on July 15, 1998. The Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization") was confirmed by order of the Court on March 10, 1999. The effective date of the Plan was March 23, 1999 (the "Effective Date"). For financial reporting purposes, the effective date (the "Fresh Start Effective Date") of the Plan of Reorganization is considered to be the close of business on March 31, 1999. The results of operations for the period from March 23, 1999 through March 31, 1999 were not material.

   The Plan provided (a) for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust and (b) for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of December 31, 1998 and all amounts were paid during 1999 with the exception of approximately $221,000 which remains set aside for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation.

   As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). The adoption of Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on the appraised reorganization value of the ongoing business.

                           MFN FINANCIAL CORPORATION

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

   In accordance with Fresh Start Reporting guidelines, certain noncurrent assets, including goodwill, recorded on the Company's Consolidated Balance Sheet at the Fresh Start Effective Date aggregating $16.0 million were reduced to zero as a result of the fair value of the Company's assets exceeding the fair value of its liabilities and stockholders' investment. In addition, as a result of reorganization, the dividends payable liability in the amount of $12.9 million was extinguished. The net result of the adjustment of assets and liabilities to fair value was a charge to earnings of $3.1 million during the period ended March 31, 1999. After reducing the fair value of certain noncurrent assets to zero, the excess of the fair value of the remaining assets over the fair value of liabilities and stockholders' investment, totaling $49.4 million, was recorded as a deferred credit, "Excess of Revalued Net Assets Over Liabilities and Stockholders' Investment". This balance will be amortized over 5 years.

   The Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of March 31, 1999:

                                 Predecessor    Fresh Start          Reorganized
                                   Company      Adjustments            Company
                                  March 31,  --------------------     March 31,
                                    1999      Debit       Credit        1999
                                 ----------- --------    --------    -----------
   Assets
    Cash and cash equivalents..   $ 216,105  $    --     $    --      $216,105
    Finance receivables, net...     535,523       --          --       535,523
    Other assets...............      31,200       --          --        31,200
                                  ---------  --------    --------     --------
      Total Assets.............   $ 782,828  $    --     $    --      $782,828
                                  =========  ========    ========     ========
   Liabilities and
    Stockholders' Equity
    Liabilities
    Senior Debt................   $ 674,471  $240,306(a) $    --      $434,165
    Excess cash payments to
     senior debt holders.......         --        --      100,707(b)   100,707
    Subordinated debt..........      22,500       --          --        22,500
    Interest payable...........      30,552     9,008(a)      --        21,544
    Other liabilities..........      23,801       371(c)      --        23,430
    Income taxes...............       4,472       --       22,659(d)    27,131
    Litigation accrual.........      18,950       --          --        18,950
    Excess of revalued net
     assets over liabilities
     and stockholders'
     investment................         --        --       49,401(e)    49,401
                                  ---------  --------    --------     --------
      Total Liabilities........     774,746   249,685     172,767      697,828
    Stockholders' Equity
    Common stock...............     177,901   177,901(f)      100(g)       100
    Paid-in capital............       8,244     8,244(f)   84,900(g)    84,900
    Accumulated deficit........    (124,399)      --       78,829(f)       --
                                                           45,570(h)       --
    Treasury stock.............     (53,664)      --       53,664(f)       --
                                  ---------  --------    --------     --------
      Total Stockholders'
       Equity..................       8,082   186,145     263,063       85,000
                                  ---------  --------    --------     --------
      Total Liabilities and
       Stockholders' Equity....   $ 782,828  $435,830    $435,830     $782,828
                                  =========  ========    ========     ========

--------
(a) To reflect the cancellation of the old debt and related accrued interest.
(b) To setup a payable of Excess Cash to Senior Debt Holders in accordance with the Plan of Reorganization. Payment occurred on April 1, 1999.

                           MFN FINANCIAL CORPORATION

(c) To write-off cancelled liabilities of the Company.
(d) To establish deferred income tax liability on the cancellation of indebtedness.
(e) The excess of revalued net assets over liabilities and stockholders' investment is calculated below:

      Fair value of identifiable assets............................... $782,828
      Less: reorganized value of new debt.............................  456,665
      Less: reorganized value of new equity...........................   85,000
      Less: fair value of identifiable liabilities....................  191,762
                                                                       --------
                                                                       $ 49,401
                                                                       ========

(f) To eliminate stockholders' equity of the Predecessor Company.
(g) To record 10,000,000 shares of new common stock (par value $0.01) at an assumed market value of $8.50 per share.
(h) To record the extraordinary gain resulting from discharge of indebtedness. The extraordinary gain, net of taxes is calculated below:

      Historical carrying value of old debt securities................ $696,971
      Historical carrying value of related accrued interest...........   29,405
      Value exchanged for old debt:
        Excess cash payment, including interest....................... (121,104)
        New senior secured notes...................................... (434,165)
        New senior subordinated notes.................................  (22,500)
        New common stock (9.5 million shares to creditors)............  (80,750)
        Other.........................................................      372
                                                                       --------
        Extraordinary gain before tax.................................   68,229
        Tax provision.................................................  (22,659)
                                                                       --------
        Extraordinary gain............................................ $ 45,570
                                                                       ========

 Revenue Recognition--Consumer Finance Subsidiaries

   Finance charges on precomputed loans and sales finance contracts (collectively referred to as "precompute accounts") are credited to unearned finance charges at the time the loans and sales finance contracts are made or acquired. Interest income is calculated using the effective interest method to produce constant rates of interest (yields). If a precompute account becomes greater than 60 days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, the accrual of income is suspended until one or more full contractual monthly payments are received. Interest on interest-bearing loans and sales finance contracts is calculated on a 360-day or actual-day year basis depending upon state law and recorded on the accrual basis; accrual is suspended when an account is 60 or more days contractually delinquent. Late charges and deferment charges on all contracts are taken into income as collected. Fees and other income are derived from the sale of other products and services.

 Insurance Operations

   In conjunction with their lending practices, the operating subsidiaries through contractual arrangements with insurance companies, offer credit life, accident and health, property and involuntary unemployment insurance to borrowers, at the borrower's discretion. These borrowers may obtain financing directly from the operating subsidiaries or under sales finance contracts and financing contracts acquired from merchants and automobile dealers. Prior to June, 1997, such insurance products were provided by Lyndon Property Insurance Company and subsidiaries ("Lyndon"), a wholly-owned subsidiary. Notwithstanding the disposition of Lyndon in the second quarter of 1997, MFN continues to offer a variety of insurance and insurance related products through third party carriers.

                           MFN FINANCIAL CORPORATION

   The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance (or portion thereof as specified in the policy) payable in the event of i) death or disability of the debtor ii) damage to, or destruction of, property securing the account or iii) due to the debtor's employment status. Premiums are earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holder.

   Also, in conjunction with their lending practices, the Company purchases insurance coverage and charges its customers who do not provide proof of insurance coverage on automobiles that are collateral on the outstanding retail sales contracts. During the second quarter of 1997, the Company formed a captive insurance company, MFN Insurance Company, to reinsure coverage under such policies. MFN Insurance Company provides aggregate coverage for incurred losses in excess of targeted loss ratios through a reinsurance agreement with the primary carrier.

 Finance Receivables, Allowance for Finance Credit Losses and Nonrefundable Dealer Reserves

   MFN originates direct consumer loans and acquires individual sales finance contracts from third party dealers. Finance receivables consist of contractually scheduled payments from sales finance contracts net of unearned finance charges and direct finance receivables. The Company's borrowers typically have limited access to traditional sources of consumer credit due to past credit history or insufficient cash to make the required down payment on an automobile. As a result, receivables originated or acquired by the Company are generally considered to have a higher risk of default and loss than those of other consumer financings.

   Statement of Financial Accounting Standards ("SFAS") 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires that loan origination and commitment fees and certain direct loan origination and account purchase costs be deferred and amortized as an adjustment to the related loan's yield. MFN adopted the provisions of this statement during 1999 and the results did not have a material effect on the Company's reported results of operations or financial condition.

   Unearned finance charges represent the balance of finance income (interest) remaining from the capitalization of the total interest to be earned over the original term of the related precompute account.

   MFN acquires a majority of its sales finance contracts from dealers at a discount. The level of discount is based on, among other things, the credit risk of the borrower. The discount, which is the difference between the amount financed and the acquisition cost, represents nonrefundable dealer reserves which are available to absorb future credit losses over the life of the acquired loan. Historical loss experience on the Company's sales finance receivables has shown that the acquisition discount recorded as nonrefundable dealer reserves is not adequate to cover potential losses over the life of the loans. The Company uses a reserving methodology commonly referred to as "static pooling" which stratifies the components of its sales finance receivables portfolio (i.e., nonrefundable dealer reserves, principal loan balances, and related charge-offs) into separately identified pools based upon the period the loans were acquired. MFN defines a pool as loans acquired within a given month. A portion of the dealer reserve is made available to cover estimated credit losses for each identified monthly pool based on a pro rata calculation over the term of each specific account.

   Each period the provision for finance credit losses in the income statement results from the combination of a) an estimate by management of loan losses that occurred during the current period and b) the ongoing adjustment of prior estimates of losses.

   The allowance for finance credit losses is maintained by direct charges to operations in amounts that are intended to provide adequate reserves on the Company's finance receivables portfolio to absorb possible credit losses incurred on finance receivables that are considered to be impaired (in excess of the available nonrefundable

                           MFN FINANCIAL CORPORATION
dealer reserves for sales finance accounts). Management evaluates the allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral, the availability of the nonrefundable dealer reserves to absorb credit losses on impaired loans and general economic conditions and trends.

   As the specific borrower and amount of a loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan or account, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for finance credit losses. If, subsequent to a chargeoff, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded, increasing the allowance for finance credit losses.

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

   Finance receivable accounts which are contractually delinquent 120 days and 90 days on a recency basis, are charged off monthly before they become 150 days contractually delinquent. Accounts which are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize a temporary extension of the charge-off period if collection appears imminent during the next calendar month.

 Cash and Cash Equivalents

   Cash and cash equivalents includes marketable securities with purchased maturities of three months or less.

 Furniture, Fixtures and Equipment, Net

   Furniture, fixtures and equipment are carried at cost, less accumulated depreciation, and are depreciated on a straight-line basis over their estimated useful lives.

 Income Taxes

   The Company and its subsidiaries file a consolidated federal income tax return and individual state tax returns in most states.

   MFN recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   The Company evaluates deferred tax assets to determine whether they are likely to be realized. In making its determination, management considers the possible recovery of taxes already paid but does not assume the generation of additional taxable income in the future.

                           MFN FINANCIAL CORPORATION

 Amortization

   Prior to Fresh Start Reporting, the excess of the Predecessor Company's cost of acquisitions over the fair value of net assets acquired ("Goodwill") was being amortized on a straight-line basis over a period of 20 years. In accordance with Fresh Start Reporting guidelines, the goodwill recorded on the Company's Consolidated Balance Sheet at the Fresh Start Effective Date was reduced to zero.

   The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to amortization.

 Stock-Based Compensation

   SFAS 123, "Accounting for Stock-based Compensation," ("SFAS 123") defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. The Company has elected, as permitted under SFAS 123, to continue to measure compensation cost for its plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25. For additional information, see Note 8.

 Business Segment Data

   The Company has determined it has a single reportable segment in accordance with the management approach specified in SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". Reportable segments are strategic business units that differ and are managed separately because of the nature of their businesses. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for determination of the Company's single reportable segment.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounts which are subject to such estimation techniques include the allowance for finance credit losses as more fully discussed in Note 3 and valuation allowance for deferred tax assets as more fully discussed in Note 15. Actual results could differ from these estimates.

 Reclassifications

   Certain data from the prior periods has been reclassified to conform to the current period presentation.

 Recent Accounting Pronouncements

   SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. During the second quarter of 1999, the Financial Accounting Standards Board voted to delay for one year the effective date of SFAS 133 until June 15, 2000. Management does not expect this statement to have a material impact on either the financial position, results of operations or financial statement disclosures of the Company.

Note 2--Dispositions

   On March 28, 1997, MFN executed a Stock Purchase Agreement with Frontier Insurance Group, Inc. ("Frontier") for the sale of Lyndon to Frontier for $92 million. The sale, which closed on June 3, 1997, resulted in a loss to MFN of approximately $30 million. In addition, the earnings of Lyndon from the date of the agreement through the date of sale of approximately $2 million accrued to the benefit of the buyer.

                           MFN FINANCIAL CORPORATION

   Management determined that it was in the best interest of the Company to remain in the insurance business and formed a new captive insurance subsidiary during 1997, MFN Insurance Company. As a result, the sale of Lyndon is not considered the discontinuation of a business. The loss associated with the sale of Lyndon was not tax deductible to the Company.

   In December 1998, the Board of Directors approved the terms of a sale of the credit card portfolio which was consummated on March 2, 1999. The sale price was below the carrying value of the portfolio and accordingly the Company recorded a $15.8 million charge in 1998 to reduce the portfolio to its net realizable value. The portfolio was classified as assets held for sale at December 31, 1998.

   On July 29, 1999, the Company announced it had entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi, and Alabama to First Tower Corp. of Jackson, Mississippi. The sale was completed in September, 1999 for $41.8 million of gross receivables held at 39 of the 47 direct loan offices resulting in a gain of $7.1 million. The sale of the remaining eight offices, all located in Texas, closed during the first quarter of 2000 and the financial impact of this transaction was immaterial.

Note 3--Finance Receivables

   Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 42 months with maximum terms of 60 months. The Company's finance receivables are primarily with individuals located in the southeastern, central and western United States. As of December 31, 1999, approximately 15%, 11% and 8% of gross sales and direct finance receivables were serviced from branches located in Illinois, Florida and Virginia, respectively. Finance receivables outstanding at December 31, 1999 and 1998 were as follows (dollars in thousands):

                                                                1999     1998
                                                              -------- --------
      Direct Finance Receivables
        Interest bearing..................................... $  9,961 $ 17,123
        Precompute...........................................   30,666  100,013
                                                              -------- --------
          Total direct finance receivables...................   40,627  117,136
      Sales Finance Receivables
        Interest-bearing.....................................    9,596    1,181
        Precompute...........................................  600,782  674,118
                                                              -------- --------
          Total sales finance receivables....................  610,378  675,299
                                                              -------- --------
      Gross Finance Receivables..............................  651,005  792,435
        Less: Unearned finance charges.......................  130,584  146,978
        Unearned commissions and other.......................      409    2,585
                                                              -------- --------
          Total finance receivables.......................... $520,012 $642,872
                                                              ======== ========

   Included in finance receivables at December 31, 1999 and 1998 were $13.9 million and $27.3 million, respectively, of receivables for which interest accrual had been suspended. Contractual maturities of the finance receivables by year are not readily available at December 31, 1999 and 1998, but experience has shown that such information is not an accurate forecast of the timing of future cash collections due to the amount of renewals, conversions, repossessions, or payoffs prior to actual maturity.

   Repossessed assets, carried in other assets and reserved at 75% of the outstanding balance owed, primarily consists of vehicles held for resale and vehicles which have been sold for which payment has not been received. At December 31, 1999 and 1998, repossessed assets totaled approximately $2.5 million and $3.8 million, respectively.

                           MFN FINANCIAL CORPORATION

   The following sets forth a summary of gross originations and acquisitions, excluding activity of the credit card portfolio, for the years ended December 31 (dollars in thousands):

                                                                1999     1998
                                                              -------- --------
      Direct finance receivables............................. $ 72,184 $132,150
      Sales finance receivables..............................  473,500  397,816
                                                              -------- --------
          Total originations and acquisitions................ $545,684 $529,966
                                                              ======== ========

   Principal cash collections (excluding activity of the credit card portfolio and finance charges earned and proceeds from the sale of finance receivables) for the years ended December 31, were as follows (dollars in thousands):

                                                               1999      1998
                                                             --------  --------
      Direct finance receivables
        Principal cash collections.......................... $ 89,022  $122,192
        Percentage of average net balances..................      139%      109%
      Sales finance receivables
        Principal cash collections.......................... $350,264  $436,277
        Percentage of average net balances..................       69%       66%

   In addition, the Company realized $35.2 million in cash in connection with the sale of certain receivables.

   In 1998, principal cash collections on the credit card receivables totaled $30.6 million or 51% of average net balances. Principal cash collections in 1999 on the credit card receivables, after reclassification of the portfolio to held for sale as of December 31, 1998 and subsequent consummation of the sale on March 2, 1999, totaled $26.5 million. In March, 2000 the Company collected $1.3 million cash representing the remaining holdback provision of the settlement that was classified as other assets at December 31, 1999.

   A summary of the activity in the allowance for finance credit losses for the years ended December 31, was as follows (dollars in thousands):

                                                  1999      1998       1997
                                                --------  ---------  ---------
      Balance at beginning of year............. $ 53,485  $ 102,204  $  97,762
      Reserves recaptured in conjunction with
       sale of finance receivables.............   (3,694)       --         --
      Provision for finance credit losses......   32,928     56,790    106,374
      Finance receivables charged-off, net of
       recoveries..............................  (47,058)  (103,402)  (106,799)
      Net amount transferred from reserve for
       repossessed assets......................    3,882      3,993      4,867
      Transfer to credit card portfolio held
       for sale................................      --      (6,100)       --
                                                --------  ---------  ---------
      Balance at end of year................... $ 39,543  $  53,485  $ 102,204
                                                ========  =========  =========

   A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows (dollars in thousands):

                                                     1999      1998      1997
                                                   --------  --------  --------
      Balance at beginning of year...............  $ 36,820  $ 52,731  $ 89,378
      Reserve adjustment in conjunction with sale
       of finance receivables....................       495       --        --
      Discounts acquired on new volume...........    29,713    25,460    44,691
      Net charge-offs absorbed...................   (32,966)  (41,371)  (81,338)
                                                   --------  --------  --------
      Balance at end of year.....................  $ 34,062  $ 36,820  $ 52,731
                                                   ========  ========  ========

                           MFN FINANCIAL CORPORATION

   Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but instead are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables.

Note 4--Senior and Subordinated Debt

   The following table presents the Company's debt instruments and the stated interest rates on the debt at December 31, (dollars in thousands):

                                                       1999            1998
                                                   -------------  --------------
                                                   Balance  Rate  Balance  Rate
                                                   -------- ----  -------- -----
      Senior debt:
        Commercial paper and notes................ $    --   --   $339,340  5.7%
        Senior secured debt.......................  381,242 10.0%  335,905  7.0%
      Senior subordinated debt....................   22,500 11.0%   22,500 10.3%
                                                   -------- ----  -------- -----
          Total................................... $403,742 10.0% $697,745  6.5%
                                                   ======== ====  ======== =====

   The Senior secured debt at December 31, 1999 was comprised of both fixed and variable rate notes. Due to the purchase of an interest rate cap, the all-inclusive cost on this debt at December 31, 1999 is 10.0% to the Company and is combined in the above table.

   As a result of net losses incurred beginning in 1997, the Company violated certain covenants permitting the holders of its senior and subordinated debt to accelerate all such debt. The Company entered into a forbearance agreement beginning on July 12, 1997 with its lenders which, including extensions (the "Forbearance Agreements"), expired July 15, 1998. In connection with the execution in 1998 of an extension to a previous forbearance agreement, the participating senior lenders received a fee of 2.25% of the outstanding balance. The fee, aggregating $15.2 million, was paid in 1998 and recorded as a component of reorganization expense.

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

   Pursuant to the Voluntary Case, no interest was accrued or paid on the Predecessor Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed, until March 23, 1999, the date the Reorganized Company emerged from the Voluntary Case. This resulted in the reduction of 1999 interest expense of approximately $11.5 million (calculated using a rate of ten percent (10.0%) on the senior debt and at a rate of eleven percent (11.0%) on the subordinated debt) and a reduction of 1998 interest expense of $27.8 million (assuming default rates of interest), from what the Company would have expected to incur had the Voluntary Case not been filed.

   On April 1, 1999, $100.7 million of outstanding principal and $20.4 million of interest was paid to senior lenders pursuant to the Plan of Reorganization. The interest payment covered the period from October 14, 1998 through March 23, 1999 at a rate of ten percent (10.0%) on the senior debt and at a rate of eleven percent (11.0%) on the subordinated debt. This interest payment was recorded as a non-operating expense in 1999.

   As described in Note 5 to the Consolidated Financial Statements, all of the Company's debt was subject to compromise under the Plan of Reorganization. Therefore the entire amount of outstanding debt at December 31, 1998 of $697.7 million was identified as "Liabilities subject to compromise under reorganization" in the Company's Consolidated Financial Statements.

                           MFN FINANCIAL CORPORATION

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

   The Company's senior lenders prior to the Effective Date were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the second quarter of 1999, holders of the old senior debt elected to receive $232.8 million of the Series A Notes and $201.3 million of the Series B Notes totaling an aggregate principal amount of the New Senior Secured Notes of $434.2 million. During the third quarter of 1999, MFN retired debt with a face value of $52.9 million prior to scheduled maturity. The principal amount of Series A Notes and Series B Notes outstanding at December 31, 1999 was $202.8 million and $178.4 million, respectively, for a total of $381.2 million. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of Senior Secured Notes will not exceed a 10.0% annual rate to the Company.

   The Company's Senior Secured Notes are secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the Senior Secured Notes.

   The New Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002.

   Debt is used as the primary source for funding the Company's finance receivables. As a result of the Plan of Reorganization, the Company cancelled all of its senior debt in exchange for Senior Secured Notes, New Common Stock and Excess Cash (as defined in the Plan of Reorganization). The Company also cancelled its subordinated debt in exchange for Senior Subordinated Notes. At December 31, 1999 the Company had total debt outstanding of $403.7 million.

   The Senior Secured Notes mature on March 23, 2001 and the Senior Subordinated Notes mature on March 23, 2002. No principal payments are required prior to maturity. During August, 1999, MFN retired debt with a face value of $52.9 million prior to scheduled maturity. See Note 10 to the Consolidated Financial Statements.

Note 5--Liabilities Subject to Compromise Under Reorganization

   The following table shows the liabilities subject to compromise under reorganization as of December 31, 1998 (dollars in thousands). These liabilities were recorded at amounts that the Court expected to allow as claims rather than estimates of the amounts for which the claims may be settled.

                                                                         1998
                                                                       --------
      Senior debt, commercial paper and notes......................... $339,340
      Senior debt, term notes.........................................  335,905
      Subordinated debt...............................................   22,500
      Dividends payable...............................................   12,937
      Pre-petition accrued interest...................................    8,393
      Restructuring fee...............................................      695
                                                                       --------
          Total....................................................... $719,770
                                                                       ========

   See Note 1 for disposition of these liabilities following the Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting.

                           MFN FINANCIAL CORPORATION

Note 6--Dividend Restrictions

   On February 6, 1997, the Predecessor Company suspended payment of the dividend previously declared on January 14, 1997 of $0.075 per share. The Company was not permitted to pay dividends during the Voluntary Case. The amount owing as a result of the declared but unpaid dividend is included under liabilities subject to compromise in the December 31, 1998 Consolidated Balance Sheet. See Note 1 for disposition of this balance under Fresh Start Reporting.

   Dividends may be paid on the Reorganized Company's Common Stock subject to certain financial conditions contained in the Company's indentures governing its Senior Secured Notes. At December 31, 1999, $10.3 million was available for payment under these restrictions. However, the Company does not anticipate the payment of any dividends for the foreseeable future.

Note 7--Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents outstanding during the period. Common stock equivalents include options granted to executive officers and directors and warrants outstanding convertible into shares of common stock of the Company using the treasury stock method.

                                                             Reorganized Company
                                                              Nine Months Ended
                                                              December 31, 1999
                                                             -------------------
      (Dollars in thousands, except per share amounts)
      Basic
        Net income..........................................     $    20,529
        Average common shares outstanding...................      10,000,000
        Earnings before extraordinary credit................     $      1.90
        Extraordinary gain from early retirement of debt....            0.15
                                                                 -----------
        Earnings per common share...........................     $      2.05
                                                                 ===========
      Diluted
        Net income..........................................     $    20,529
        Average common shares and common share equivalents
         outstanding........................................      10,000,661
        Earnings before extraordinary credit................     $      1.90
        Extraordinary gain from early retirement of debt....            0.15
                                                                 -----------
        Earnings per common share...........................     $      2.05
                                                                 ===========

   Due to the Company's emergence from the Voluntary Case and the implementation of Fresh Start Reporting, the presentation of earnings per share for the Predecessor Company is not meaningful.

Note 8--Stock Options

   Under the Plan of Reorganization, options to purchase 950,000 shares of the Company's authorized and unissued New Common Stock were reserved under the Amended and Restated 1989 Stock Option Plan ("Stock Option Plan"). Under the Stock Option Plan, options to purchase 500,000 shares were granted to officers and

                           MFN FINANCIAL CORPORATION
directors, effective March 23, 1999 ("First Grant Date"), at an exercise price of $8.50 per share (the estimated reorganization value per common share). Of the shares granted, fifty percent (50%) vested and became exercisable on the First Grant Date, twenty-five percent (25%) vest and become exercisable in twelve (12) equal monthly portions, beginning with the first anniversary of the First Grant Date and twenty-five percent (25%) vest and become exercisable in twelve (12) equal monthly portions, beginning with the second anniversary of the First Grant Date. The options expire ten (10) years from the First Grant Date.


   Additional options to purchase 85,000 shares were granted to officers, effective October 26, 1999 ("Second Grant Date"), at an exercise price of $7.875 per share (the market value per common share on the Second Grant Date). These shares vest 1/3 per year beginning the first anniversary of the Second Grant Date.

   In addition to shares granted under the Stock Option Plan, an option to purchase 1,000,000 shares was granted to the new chief executive officer of the Company pursuant to an employment agreement approved as part of the Plan of Reorganization. The terms and conditions of the option granted are identical to the options granted on March 23, 1999 as described above. Shares issued under the employment agreement do not count against the 950,000 aggregate number of options to purchase shares of New Common Stock that may be granted under the Stock Option Plan.

   A summary of the status of the Reorganized Company's stock option plan as of December 31, 1999 and changes from inception through December 31, 1999 is presented below:

                                                                       Weighted-
                                                                        Average
                                                          Shares       Exercise
                                                          (000)          Price
                                                          ------       ---------
      Fixed Options
        Granted.......................................... 1,585          8.47
        Exercised........................................   --            --
        Forfeited........................................   --            --
                                                          -----          ----
          Outstanding at end of year..................... 1,585          8.47
                                                          =====          ====
      Options exercisable at year-end....................   750
      Weighted-average fair value of options granted
       during the year................................... $8.50
      Weighted-average remaining contractual life........   9.3 years

   MFN applies APB Opinion 25 and its Interpretations in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Reorganized Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Reorganized Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below (dollars in thousands):

                                                               Nine Months Ended
                                                               December 31, 1999
                                                               -----------------
      Net income
        As reported...........................................      $20,529
        Pro forma.............................................      $16,040
      Earnings per share--basic
        As reported...........................................      $  2.05
        Pro forma.............................................      $  1.49
      Earnings per share--diluted
        As reported...........................................      $  2.05
        Pro forma.............................................      $  1.49

                           MFN FINANCIAL CORPORATION

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                       Stock
                                       Risk-Free   Dividend Expected   Price
       Grant Date                    Interest Rate  Yield     Life   Volatility
       ----------                    ------------- -------- -------- ----------
      March 23, 1999................     5.19%       - %    5 years     85%
      October 26, 1999..............     6.42%       - %    5 years     75%

Note 9--Warrants

   According to the Plan of Reorganization which became effective March 23, 1999, three series of warrants (580,000 of each series) to purchase the Company's common stock were distributed to the Exchange Agent for the benefit of former stockholders of record on March 22, 1999. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. No warrants have been executed.

Note 10--Extraordinary Credits

   During 1999, MFN retired debt with a face value of $52.9 million prior to scheduled maturity. The debt repurchases resulted in an extraordinary gain of $2.51 million less taxes of $0.99 million. See Note 7 for the impact of the extraordinary item on basic and diluted earnings per share.

   See Note 1 for discussion of the gain on discharge of indebtedness resulting from the Company's emergence from the Voluntary Case and adoption of Fresh Start Reporting.

Note 11--Restructuring Charges

   During 1997 and 1998, the Company closed a number of branches and implemented a plan to close approximately 110 branches and to reduce branch personnel by approximately 260 employees. The Company recorded a provision in 1997 for restructuring in the amount of $3.7 million. These charges and their utilization are summarized in the following table (dollars in thousands):

                                  Amounts Amounts  Amounts  Amounts      Net
                                  Charged Utilized Utilized Utilized Adjustments
                                  In 1997 In 1997  In 1998  In 1999    In 1999
                                  ------- -------- -------- -------- -----------
      Asset and leasehold write-
       offs.....................  $1,200    $200    $1,079    $ --      $ (79)
      Lease buyouts and other
       expenses.................   1,025     101       799     318       (193)
      Employee severance and
       retention................   1,500     --        652     104        744
                                  ------    ----    ------    ----      -----
          Total.................  $3,725    $301    $2,530    $422      $ 472
                                  ======    ====    ======    ====      =====

   During 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. This cost is included in other operating expenses and is summarized below (dollars in thousands):

                                                                        Amounts
                                                       Amounts Amounts   To Be
                                                       Charged Utilized Utilized
                                                       In 1999 In 1999  In 2000
                                                       ------- -------- --------
      Lease buyouts and other expenses................ $  998    $380    $  618
      Employee severance and retention................    952     333       619
                                                       ------    ----    ------
          Total....................................... $1,950    $713    $1,237
                                                       ======    ====    ======

                           MFN FINANCIAL CORPORATION

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

   The reserve for lease buyouts is utilized when the remaining lease obligations are settled or the space has been vacated and made available for sublease. It is the Company's policy to continue to charge depreciation, rental and other operating costs relating to excess space to ongoing operations while they remain in business use. Salaries and benefits are charged to operations while the employee is actively employed.

   Reserves for assets and leasehold improvements written-off are utilized at the date of disposal or the final date of the lease.

Note 12--Non-Operating Reorganization Expenses

   In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization are reported separately as reorganization expenses in the Consolidated Statements of Income. These expenses were incurred by the Predecessor Company and are summarized below for the years ended December 31 (dollars in thousands):

                                                        1999    1998     1997
                                                       ------- -------  -------
      Corporate counsel............................... $   846 $ 2,056  $ 2,836
      Investment banking..............................     --    2,045    2,657
      Creditor attorneys and advisors.................   1,193   2,235    2,584
      Independent accountants.........................     550   1,059    2,469
      Management consultants..........................   6,933   2,336    2,399
      Special investigation...........................     --      --     1,919
      Bank line of credit fees........................     --      121    1,650
      Bank of Boston settlement.......................     --      --     1,600
      Board of Directors representation...............     100   1,312    1,132
      Forbearance fee.................................     --   15,176      --
      Termination agreement with former CEO...........     --   (1,965)     --
      Interest expense................................  19,847     --       --
      Adjustments of assets and liabilities to fair
       value..........................................   3,085     --       --
      Other...........................................   1,165   2,051    1,437
                                                       ------- -------  -------
          Total....................................... $33,719 $26,426  $20,683
                                                       ======= =======  =======

Note 13--Reorganization Expenses

   Reorganization expenses for the respective periods indicated (dollars in thousands) are as follows:

                                                      Three Months Ended
                                                        March 31, 1999    1998
                                                      ------------------ ------
      Professional fees..............................       $2,998       $5,206
      Interest income................................       (1,893)      (1,947)
                                                            ------       ------
          Total......................................       $1,105       $3,259
                                                            ======       ======

   The Company estimated the amount of professional fees which related specifically to the Voluntary Case. In accordance with Fresh Start Reporting, interest earned on funds held for deposit that would have been paid to senior debt holders if the Company had not filed the Voluntary Case, is off-set against expenses related to the Voluntary Case.

                           MFN FINANCIAL CORPORATION

Note 14--Pension Plans and Other Employee Benefits

   Substantially all employees of MFN are covered by a non-contributory defined benefit pension plan.

   The following table sets forth the funded status of MFN's qualified plans and amounts recognized in the 1999 and 1998 consolidated financial statements (dollars in thousands):

                                                               1999     1998
                                                              -------  -------
      Change in Projected Benefit Obligation
        Projected benefit obligation, beginning of year...... $16,728  $14,098
        Service cost.........................................   1,797    1,738
        Interest cost........................................   1,118    1,019
        Curtailments.........................................     --      (187)
        Actuarial gain (loss)................................  (3,311)     400
        Benefits paid........................................  (2,046)    (340)
                                                              -------  -------
          Projected benefit obligation, end of year.......... $14,286  $16,728
                                                              =======  =======
      Change in Plan Assets
        Plan assets at fair value, beginning of year......... $17,011  $16,667
        Actual return on plan assets.........................     690      684
        Benefits paid........................................  (2,046)    (340)
                                                              -------  -------
          Plan assets at fair value, end of year............. $15,655  $17,011
                                                              =======  =======
      Reconciliation of Accrued Pension Cost and Total
       Amount Recognized
        Funded status of the plan............................ $ 1,369  $   283
        Unrecognized net gain................................  (5,111)  (2,592)
        Unrecognized prior service cost......................      74       79
        Unrecognized net transition asset....................    (239)    (289)
                                                              -------  -------
          Accrued pension cost............................... $(3,907) $(2,519)
                                                              =======  =======
      Weighted Average Assumptions
        Discount rate........................................    7.75%    6.75%
        Expected return on plan assets.......................    9.00%    8.50%
        Rate of compensation increase........................    5.00%    5.50%
      Total cost
        Service cost......................................... $ 1,797  $ 1,738
        Interest cost........................................   1,118    1,019
        Expected return on plan assets.......................  (1,399)  (1,395)
        Amortization of transition assets....................     (51)     (51)
        Amortization of prior service cost...................       5        5
        Recognized actuarial gain............................     (97)    (131)
                                                              -------  -------
          Net periodic pension cost.......................... $ 1,373  $ 1,185
      Amount recognized due to curtailment or adjustment.....      15     (178)
                                                              -------  -------
          Total benefit cost................................. $ 1,388  $ 1,007
                                                              =======  =======

   The Company also maintains a defined contribution plan. All employees are eligible to participate in this plan after having attained six consecutive months of service. Employer contributions to this plan were $879,000 in 1999 and $1,199,000 in 1998.

                           MFN FINANCIAL CORPORATION

   Both the non-contributory defined benefit pension plan and the defined contribution plan cover substantially all full time employees of MFN and provide for employee contributions and partial matching contributions by MFN.

Note 15--Income Taxes

   Income taxes on income (loss) before extraordinary credits for the respective periods are as follows (dollars in thousands):

                                         Reorganized
                                           Company      Predecessor Company
                                         ----------- -------------------------
                                                       Three
                                         Nine Months  Months     Year Ended
                                            Ended      Ended    December 31,
                                          Dec. 31,   March 31, ---------------
                                            1999       1999     1998    1997
      (Dollars in thousands)             ----------- --------- ------ --------
      Current income tax expense
        Federal.........................   $ (993)    $   --   $4,100 $(55,214)
        State...........................      366         --    1,900      --
                                           ------     -------  ------ --------
          Total current income tax
           expense......................   $ (627)    $   --   $6,000 $(55,214)
                                           ======     =======  ====== ========
      Deferred income tax expense.......   $1,918     $(5,287) $  --  $ 38,964
                                           ======     =======  ====== ========

   The change in the deferred tax valuation allowance included in the 1999, 1998 and 1997 deferred tax expense was $(6,750), $6,093 and $657, respectively.

   Income taxes on extraordinary credits for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                            Reorganized
                                              Company     Predecessor Company
                                            ----------- ------------------------
                                                          Three
                                            Nine Months  Months    Year Ended
                                               Ended      Ended   December 31,
                                             Dec. 31,   March 31, --------------
                                               1999       1999     1998    1997
                                            ----------- --------- ------  ------
                                                  (Dollars in thousands)
      Current tax expense..................    $993      $   --   $   --  $   --
      Deferred tax expense.................     --        22,659      --      --
                                               ----      -------  ------  ------
          Total current taxes..............    $993      $22,659  $   --  $   --
                                               ====      =======  ======  ======

   The Company recorded an extraordinary gain from discharge of indebtedness in connection with its March 23, 1999 emergence from the Voluntary Case, aggregating approximately $68.2 million. This gain, as adjusted for bankruptcy related items and the 1999 net operating loss for tax purposes, will, under section 108 of the Internal Revenue Code, reduce the tax basis of certain Company assets as of January 1, 2000. Deferred taxes have been provided for the estimated tax effect of future reversing timing differences related to this tax basis reduction. The Company also recorded an extraordinary gain of $1.5 million, net of taxes, during the nine months ended December 31, 1999 on early retirement of debt.

                           MFN FINANCIAL CORPORATION

   The differences between the U.S. federal statutory income tax rate and the Company's effective rate are:

                                                           1999  1998    1997
                                                           ----  -----   -----
      Statutory federal income tax (benefit).............. 35.0% (35.0)% (35.0)%
      Amortization of negative goodwill................... (3.9)   --      --
      Tax difference on gain on debt forgiveness..........  4.6    --      --
      Loss on sale of Lyndon..............................  --     --     11.4
      Income from Lyndon due buyer........................  --     --      0.8
      Valuation of finance receivables....................  --    24.1     --
      Deferred tax valuation allowance.................... (5.9)  12.8     0.7
      Restructuring expense............................... (0.2)   4.5     --
      State income taxes, net of federal tax benefit......  0.4    2.1     2.6
      Other, net..........................................  0.4    3.6     2.0
                                                           ----  -----   -----
      Company's effective tax rate........................ 30.4%  12.1%  (17.5)%
                                                           ====  =====   =====

   The total income tax benefit reflected in stockholders' equity for stock options exercised was $397 in 1997. No stock options were exercised in 1999 or 1998.

   Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. A full valuation allowance was recorded against the deferred tax asset balances at December 31, 1998 and 1997 because there was no assurance that such assets could be realized as reductions against future taxable income. Deferred tax assets and liabilities at December 31, were as follows (dollars in thousands):

                                                        1999     1998     1997
                                                      --------  -------  ------
      Deferred tax assets:
        Allowance for finance receivables...........  $  4,712  $ 1,402  $  --
        Accrued non-operating expenses..............        87    6,826   1,758
        Capitalized restructuring expense...........       489      858     --
        Other.......................................     1,780    1,012   1,095
                                                      --------  -------  ------
        Deferred tax assets.........................     7,068   10,098   2,853
      Deferred tax liabilities:
        Debt forgiveness............................    26,263      --      --
        Allowance for finance receivables...........       --       --    2,196
        Imputed interest during bankruptcy
         proceedings................................       --     3,348     --
        Other.......................................        94      --      --
                                                      --------  -------  ------
        Deferred tax liabilities....................    26,357    3,348   2,196
                                                      --------  -------  ------
        Net deferred tax assets (liabilities) before
         valuation allowance........................   (19,289)   6,750     657
        Less: valuation allowance...................       --    (6,750)   (657)
                                                      --------  -------  ------
        Net deferred tax liability..................  $(19,289) $   --   $  --
                                                      ========  =======  ======

   MFN has elected to be treated as a dealer in securities under Section 475 of the Internal Revenue Code. Pursuant to this election, MFN must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes.

                           MFN FINANCIAL CORPORATION

Note 16--Commitments and Contingencies

  Leases

   MFN and its subsidiaries lease office space generally under cancelable operating leases expiring in various years through 2005. Most of these leases are renewable for periods ranging from three to five years. Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999 (dollars in thousands):

      Year                                                                Amount
      ----                                                                ------
      2000............................................................... $2,217
      2001...............................................................  1,783
      2002...............................................................  1,079
      2003...............................................................    620
      2004 and after.....................................................    440
                                                                          ------
          Total.......................................................... $6,139
                                                                          ======

   It is expected that in the normal course of business, office leases that expire will be renewed or replaced by leases on other properties. Total rent expense (dollars in thousands) approximated $3,160, $3,667 and $4,571 in 1999, 1998 and 1997, respectively.

 Litigation

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

   The Plan provided (a) for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust and (b) for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of December 31, 1998 and all amounts were paid during 1999 with the exception of approximately $221,000 which remains set aside for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation.

   The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

   In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions (the "Consumer Finance Cases"), including cases which have been brought as putative class actions, are pending in the various states in which subsidiaries of MFN conducts business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, however, MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred, management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position and results of operations of MFN.

                           MFN FINANCIAL CORPORATION

   The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the Consumer Finance Cases, no accrual has been made for the majority of these lawsuits.

Note 17--Disclosures of Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for MFN's financial instruments; they are subjective in nature and involve uncertainties, and matters of significant judgment and, therefore, cannot be determined with precision.

 Cash and Cash Equivalents

   Due to the short term nature of these items, management believes that the carrying amount is a reasonable estimate of fair value.

 Finance Receivables, net

   Finance receivables, net have been valued based upon an estimate of the future cash flows discounted at imputed weighted average cost of capital.

 Senior Debt--Commercial Paper and Notes

   The fair value has been computed based upon indicated pricing from brokers.

 Senior Debt--Term Notes

   The fair value has been computed for the term notes and interest rate hedge based upon indicated pricing from brokers.

 Subordinated Debt

   The fair value has been computed based upon indicated pricing from brokers.

   The carrying amount and estimated fair values of MFN's financial instruments at December 31, are as follows (dollars in thousands):

                                              1999                1998
                                        ------------------  ------------------
                                        Carrying    Fair    Carrying    Fair
                                         Amount    Value     Amount    Value
                                        --------  --------  --------  --------
Financial Assets:
Cash and cash equivalents.............. $123,635  $123,635  $186,350  $186,350
Finance receivables, net...............  446,407   458,331   552,567   552,891
Financial Liabilities:
Senior debt--commercial paper and
 notes.................................      --        --   (339,340) (305,406)
Senior debt--term notes................ (381,242) (371,711) (335,905) (302,315)
Subordinated debt......................  (22,500)  (21,431)  (22,500)  (16,875)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

            CONSOLIDATED AVERAGE BALANCE SHEETS FOR THE QUARTER 1999

                                                                    Predecessor
                                         Reorganized Company          Company
                                      ----------------------------  -----------
(Dollars in thousands, except per     4th Qtr   3rd Qtr   2nd Qtr     1st Qtr
share data)                           --------  --------  --------  -----------
Assets
  Cash and cash equivalents.......... $118,908  $ 93,049  $101,030   $202,091
  Finance receivables, net of
   unearned income...................  528,895   580,834   614,867    631,075
  Less: allowance for finance credit
   losses............................   40,368    46,787    49,312     53,547
  Less: nonrefundable dealer
   reserves..........................   35,436    37,195    37,745     34,064
                                      --------  --------  --------   --------
  Finance receivables, net...........  453,091   496,852   527,810    543,464
  Other assets.......................   19,167    12,211    11,007     31,312
                                      --------  --------  --------   --------
    Total Assets..................... $591,166  $602,112  $639,847   $776,867
                                      ========  ========  ========   ========
Liabilities and Stockholders' Equity
  Interest bearing liabilities.......  403,742   430,204   456,665    697,358
  Other liabilities..................   83,823    78,969    96,095     54,903
                                      --------  --------  --------   --------
    Total Liabilities................  487,565   509,173   552,760    752,261
Stockholders' Equity.................  103,601    92,939    87,087     24,606
                                      --------  --------  --------   --------
    Total Liabilities and
     Stockholders' Equity............ $591,166  $602,112  $639,847   $776,867
                                      ========  ========  ========   ========
Income Statement
  Interest income.................... $ 32,169  $ 35,180  $ 37,818   $ 35,727
  Interest expense...................   10,090    10,825    11,276        474
                                      --------  --------  --------   --------
  Net interest income before credit
   losses............................   22,079    24,355    26,542     35,253
  Provision for finance credit
   losses............................    5,413     9,232     8,426      9,857
                                      --------  --------  --------   --------
  Net interest income after credit
   losses............................   16,666    15,123    18,116     25,396
  Other operating income.............    3,840    10,594     2,391      3,053
  Other operating expenses...........   15,670    14,423    16,337     21,065
  Non-operating expenses, net........      --        --        --      33,719
                                      --------  --------  --------   --------
  Income (loss) before income taxes
   and
   extraordinary credits.............    4,836    11,294     4,170    (26,335)
  Applicable income taxes............      934      (314)      671     (5,287)
                                      --------  --------  --------   --------
  Net income (loss) before
   extraordinary credits.............    3,902    11,608     3,499    (21,048)
  Extraordinary credits..............      --      1,520       --      45,570
                                      --------  --------  --------   --------
  Net income......................... $  3,902  $ 13,128  $  3,499   $ 24,522
                                      ========  ========  ========   ========
Average common and equivalent shares
 outstanding--basic *................   10,000    10,000    10,000
Earnings per common share--basic *... $   0.39  $   1.31  $   0.35
Cash dividend declared per share *... $   0.00  $   0.00  $   0.00
Market price (per share)*:
  High...............................    8.625    10.000    15.000
  Low................................    6.000     7.875     5.000
  Close at end of period.............    6.500     8.500    10.125
Ratios
  Net interest margin................    13.52%    14.34%    14.87%     18.08%
  Net income to average total assets.     2.64      8.72      2.19      12.63
  Net income to average stockholders'
   equity............................    15.07     56.50     16.07     398.66

                     QUARTERLY FINANCIAL DATA (UNAUDITED)

                      CONSOLIDATED AVERAGE BALANCE SHEETS
                             FOR THE QUARTER 1998

                                                Predecessor Company
                                        --------------------------------------
                                        4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
(Dollars in thousands)                  --------  --------  --------  --------
Assets
  Cash and cash equivalents............ $144,189  $ 74,507  $ 56,141  $ 59,596
  Finance receivables, net of unearned
   income..............................  685,639   756,329   822,183   915,170
  Less: allowance for finance credit
   losses..............................   60,287    72,952    83,503    95,198
  Less: nonrefundable dealer reserves..   36,691    37,705    41,258    48,199
                                        --------  --------  --------  --------
  Finance receivables, net.............  588,661   645,672   697,422   771,773
  Other assets.........................   68,966    78,862    79,208    94,537
                                        --------  --------  --------  --------
    Total assets....................... $801,816  $799,041  $832,771  $925,906
                                        ========  ========  ========  ========
Liabilities and Stockholders' Equity
  Liabilities not subject to compromise
   under reorganization................ $ 34,153  $ 20,908  $ 24,400  $ 28,764
  Liabilities subject to compromise
   under reorganization................  719,422   714,879   738,182   815,182
                                        --------  --------  --------  --------
    Total Liabilities..................  753,575   735,787   762,582   843,946
Stockholders' Equity...................   48,241    63,254    70,189    81,960
                                        --------  --------  --------  --------
    Total Liabilities and Stockholders'
     Equity............................ $801,816  $799,041  $832,771  $925,906
                                        ========  ========  ========  ========
Income Statement
  Interest income...................... $ 40,820  $ 43,153  $ 45,979  $ 51,141
  Interest expense.....................      721     2,766    16,509    18,597
                                        --------  --------  --------  --------
  Net interest income before credit
   losses..............................   40,099    40,387    29,470    32,544
  Provision for finance credit losses..   17,099    11,467    15,265    12,959
                                        --------  --------  --------  --------
  Net interest income after credit
   losses..............................   23,000    28,920    14,205    19,585
  Other operating income...............    3,260     3,095     2,910     3,926
  Other operating expenses.............   20,160    22,089    20,347    22,699
  Non-operating expenses, net..........   38,321     1,731    18,834     2,290
                                        --------  --------  --------  --------
  Income (loss) before income taxes....  (32,221)    8,195   (22,066)   (1,478)
  Applicable income taxes..............    6,000       --        --        --
                                        --------  --------  --------  --------
  Net income (loss).................... $(38,221) $  8,195  $(22,066) $ (1,478)
                                        ========  ========  ========  ========
Ratios
  Net interest margin..................    19.17%    19.29%    13.46%    13.54%
  Net income (loss) to average total
   assets..............................    (4.77)     1.03     (2.65)    (0.16)
  Net income (loss) to average
   stockholders' equity................   (79.23)    12.96    (31.44)    (1.80)

   Average common and equivalent shares outstanding, earnings per common share, dividend per common share and market price amounts as they relate to the Predecessor Company are not meaningful due to the reorganization. See Note 7.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000, under the caption "Accounting Information," which information is incorporated herein by reference.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) Directors

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000, under the caption "Election of Directors," which information is incorporated herein by reference.

   (b) Executive Officers

   The executive officers of the Company, all of whose terms of office expire on April 25, 2000, are as follows:

      Name                  Age Present Position with Company
      ----                  --- -----------------------------
      Edward G. Harshfield   63 Chairman of the Board and Chief Executive Officer

      Jeffrey B. Weeden      43 President and Chief Operating Officer

      Mark E. Dapier         52 Executive Vice President, General Counsel and Secretary

      Mark D. Whitham        39 Chief Accounting Officer

   Edward G. Harshfield has been with the Company since March, 1999. Prior to March, 1999 he served as Chief Executive Officer of California Federal Bank from October 1993 until January 1997 and Vice Chairman from January 1997 until January 1999.

   Jeffrey B. Weeden has been with the Company since March, 1999. From 1996 through 1998 he served as Senior Vice President and Chief Financial Officer of Firstar Corporation and in 1995 as Senior Vice President and Controller of Firstar Bank Milwaukee.

   Mark E. Dapier has been General Counsel of the Company since 1992.

   Mark D. Whitham has been with the Company since March, 1999. Prior to March, 1999 he served as Vice President of Firstar Corporation since May, 1997. From August, 1996 to May, 1997 he served as Vice President of Marshall and Ilsley Corporation and since 1995, as Vice President of Firstar Bank Iowa.

Item 11. Executive Compensation

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting to be held on April 25, 2000, under the caption "Compensation," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting to be held on April 25, 2000, under the caption "Stock Ownership Information," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Robert Stucker, a director of the Company, is a partner in the law firm of Vedder, Price, Kaufman & Kammolz, which firm provides legal services to the Company.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements Filed in this Annual Report on Form 10-K

    Report of Grant Thornton LLP.

    Report of Arthur Andersen LLP.

    Consolidated Balance Sheets as of December 31, 1999, and December 31,
     1998.

    Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997.

    Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998, and 1997.

    Notes to Consolidated Financial Statements for the years ended December
     31, 1999, 1998, and 1997.

    Quarterly Financial Data for 1999 and 1998 (unaudited).

   (a)(2) Financial Statement Schedules

     None

   (a)(3) Exhibits

      2        Mercury Finance Company's Second Amended Plan of
               Reorganization, incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
      3A Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit
               Number 1.1 to the Company's Registration Statement on Form
               8-A filed by the Company on March 22, 1999.
      3B Amended and Restated Bylaws, incorporated herein by reference to Exhibit Number 3.2 to the Company's Current
               Report on Form 8-K filed by the Company on December 3,
               1999.
      4A Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association with respect to Senior Secured Notes, incorporated herein by reference to Exhibit Number 4(A) to the Company's Current
               Report on Form 8-K filed by the Company on March 25, 1999.
      4B       First Supplemental Trust Indenture dated as of March 23,
               1999, between the Company and Norwest Bank Minnesota,
               National Association with respect to 10% Senior Secured
               Notes Due 2001, Series A, incorporated herein by reference to Exhibit 4(B) to the Company's Current Report on Form 8-
               K filed by the Company on March 25, 1999.
      4C       Second Supplemental Trust Indenture dated as of March 23,
               1999, between the Company and Norwest Bank Minnesota,
               National Association with respect to Senior Secured Notes
               Due 2001, Series B, incorporated herein by reference to
               Exhibit 4(C) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
      4D Company Security Agreement dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National
               Association, incorporated herein by reference to Exhibit
               4(D) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.

      4E Company Pledge Agreement dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National
               Association, incorporated herein by reference to Exhibit
               4(E) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
      4F       Subsidiaries Guaranty Agreement dated as of March 23,
               1999, between each of the corporations listed on Annex I thereto and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(F) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
      4G       Subsidiaries Security Agreement dated as of March 23,
               1999, between each of the corporations listed on Annex I thereto and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(G) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
      4H Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association with respect to Senior Subordinated Notes, incorporated herein by reference to Exhibit 4(H) to the Company's Current
               Report on Form 8-K filed by the Company on March 25, 1999.
      4I First Supplemental Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National
               Association with respect to 100% Senior Subordinated Notes due 2002, incorporated herein by reference to Exhibit 4(I) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
      4J       Warrant Agreement dated as of March 23, 1999, between the
               Company and Harris Trust and Savings Bank, as warrant agent, incorporated herein by reference to Exhibit 4(J) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
     10A Registration Rights Agreement dated as of March 23, 1999, between the Company and the persons identified on Schedule
               1 thereto, incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
     10B       Employment Agreement dated March 23, 1999, between Jeffrey
               B. Weeden and the Company, incorporated herein by reference to Exhibit 10A to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10C       Employment Agreement dated March 23, 1999, between Mark E.
               Dapier and the Company, incorporated herein by reference to Exhibit 10B to the Company's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1999.
     10D       MFN Financial Corporation Amended and Restated 1989 Stock
               Option and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10C to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1999.
     10E       Exchange Agent Agreement dated March 29, 1999, between
               Norwest Bank Minnesota and the Company, incorporated herein by reference to Exhibit 10D to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1999.
     10F Form of Indemnification Agreement between the Company and certain directors and officers of the Company, incorporated herein by reference to Exhibit 10E to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10G Change of Control Agreement dated March 23, 1999, between the Company and Edward G. Harshfield, incorporated herein by reference to Exhibit 10F to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1999.
     10H Change of Control Agreement dated March 23, 1999, between the Company and Jeffrey B. Weeden, incorporated herein by reference to Exhibit 10G to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10I Change of Control Agreement dated March 23, 1999, between the Company and Mark E. Dapier, incorporated herein by reference to Exhibit 10H to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10J       Change of Control Agreement dated March 23, 1999, between
               the Company and Mark D. Whitham, incorporated herein by
               reference to Exhibit 10I to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10K       Employment Agreement dated March 23, 1999, between the
               Company and Edward G. Harshfield.
     11        Computation of Earnings Per Share
     16        Letter dated March 26, 1999, from Arthur Andersen LLP to
               the SEC, incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated March 26,
               1999.
     21        Subsidiaries of MFN Financial Corporation
     27        Financial Data Schedule

     (b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1999:

         Item 5 and Item 7 8-K dated December 3, 1999

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MFN Financial Corporation
                                           (Registrant)

                                               /s/ Edward G. Harshfield
                                          By: _________________________________
                                                  Edward G. Harshfield,
                                               Chairman and Chief Executive
                                                         Officer

Date: March 9, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
    /s/ Edward G. Harshfield         Chairman, Chief Executive       March 9, 2000
____________________________________  Officer and Director
        Edward G. Harshfield

     /s/ Jeffrey B. Weeden           President and Chief             March 9, 2000
____________________________________  Operating Officer
         Jeffrey B. Weeden

       /s/ Mark E. Dapier            Executive Vice President,       March 9, 2000
____________________________________  General Counsel and
           Mark E. Dapier             Secretary

      /s/ Mark D. Whitham            Principal Financial and         March 9, 2000
____________________________________  Accounting Officer
          Mark D. Whitham

     /s/ Thomas L. Gooding           Director                        March 9, 2000
____________________________________
         Thomas L. Gooding

    /s/ Andrew C. Halvorsen          Director                        March 9, 2000
____________________________________
        Andrew C. Halvorsen

     /s/ Michael A. Kramer           Director                        March 9, 2000
____________________________________
         Michael A. Kramer

     /s/ Martin L. Solomon           Director                        March 9, 2000
____________________________________
         Martin L. Solomon

       /s/ Robert Stucker            Director                        March 9, 2000
____________________________________
           Robert Stucker

    /s/ George R. Zoffinger          Director                        March 9, 2000
____________________________________
        George R. Zoffinger

                                 EXHIBIT INDEX

  Exhibit
  Number                       Description of Exhibit
  -------                      ----------------------

 2         Mercury Finance Company's Second Amended Plan of
           Reorganization, incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998.
 3A Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit Number 1.1 to the Company's Registration Statement on Form 8-A filed by the
           Company on March 22, 1999.
 3B Amended and Restated Bylaws, incorporated herein by reference to Exhibit Number 3.2 to the Company's Current Report on Form
           8-K filed by the Company on December 3, 1999.
 4A Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association with respect to
           Senior Secured Notes, incorporated herein by reference to Exhibit Number 4(A) to the Company's Current Report on Form 8-
           K filed by the Company on March 25, 1999.
 4B First Supplemental Trust Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National
           Association with respect to 10% Senior Secured Notes Due 2001,
           Series A, incorporated herein by reference to Exhibit 4(B) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
 4C        Second Supplemental Trust Indenture dated as of March 23,
           1999, between the Company and Norwest Bank Minnesota, National
           Association with respect to Senior Secured Notes Due 2001,
           Series B, incorporated herein by reference to Exhibit 4(C) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
 4D Company Security Agreement dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(D) to the Company's Current Report on Form 8-K filed by the Company on
           March 25, 1999.
 4E Company Pledge Agreement dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(E) to the Company's Current Report on Form 8-K filed by the Company on
           March 25, 1999.
 4F Subsidiaries Guaranty Agreement dated as of March 23, 1999, between each of the corporations listed on Annex I thereto and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(F) to the Company's Current
           Report on Form 8-K filed by the Company on March 25, 1999.
 4G Subsidiaries Security Agreement dated as of March 23, 1999, between each of the corporations listed on Annex I thereto and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(G) to the Company's Current
           Report on Form 8-K filed by the Company on March 25, 1999.
 4H Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association with respect to
           Senior Subordinated Notes, incorporated herein by reference to
           Exhibit 4(H) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
 4I First Supplemental Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National
           Association with respect to 100% Senior Subordinated Notes due
           2002, incorporated herein by reference to Exhibit 4(I) to the Company's Current Report on Form 8-K filed by the Company on
           March 25, 1999.
 4J        Warrant Agreement dated as of March 23, 1999, between the
           Company and Harris Trust and Savings Bank, as warrant agent, incorporated herein by reference to Exhibit 4(J) to the Company's Current Report on Form 8-K filed by the Company on
           March 25, 1999.

  Exhibit
  Number                       Description of Exhibit
  -------                      ----------------------

 10A       Registration Rights Agreement dated as of March 23, 1999,
           between the Company and the persons identified on Schedule 1 thereto, incorporated herein by reference to Exhibit 10 to the
           Company's Current Report on Form 8-K filed by the Company on
           March 25, 1999.
 10B       Employment Agreement dated March 23, 1999, between Jeffrey B.
           Weeden and the Company, incorporated herein by reference to
           Exhibit 10A to the Company's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1999.
 10C       Employment Agreement dated March 23, 1999, between Mark E.
           Dapier and the Company, incorporated herein by reference to
           Exhibit 10B to the Company's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1999.
 10D       MFN Financial Corporation Amended and Restated 1989 Stock
           Option and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10C to the Company's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1999.
 10E       Exchange Agent Agreement dated March 29, 1999, between Norwest
           Bank Minnesota and the Company, incorporated herein by
           reference to Exhibit 10D to the Company's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1999.
 10F       Form of Indemnification Agreement between the Company and
           certain directors and officers of the Company, incorporated herein by reference to Exhibit 10E to the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1999.
 10G       Change of Control Agreement dated March 23, 1999, between the
           Company and Edward G. Harshfield, incorporated herein by
           reference to Exhibit 10F to the Company's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1999.
 10H       Change of Control Agreement dated March 23, 1999, between the
           Company and Jeffrey B. Weeden, incorporated herein by
           reference to Exhibit 10G to the Company's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1999.
 10I       Change of Control Agreement dated March 23, 1999, between the
           Company and Mark E. Dapier, incorporated herein by reference to Exhibit 10H to the Company's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999.
 10J       Change of Control Agreement dated March 23, 1999, between the
           Company and Mark D. Whitham, incorporated herein by reference to Exhibit 10I to the Company's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999.
 10K       Employment Agreement dated March 23, 1999, between the Company and Edward G. Harshfield.
 11        Computation of Earnings Per Share
 16        Letter dated March 26, 1999, from Arthur Andersen LLP to the
           SEC, incorporated herein by reference to Exhibit 16 to the
           Company's Current Report on Form 8-K dated March 26, 1999.
 21        Subsidiaries of MFN Financial Corporation
 27        Financial Data Schedule