Form 10-Q
period 2000-03-31
MFN FINANCIAL CORP
filed 2000-05-12
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For The Quarter Ended March 31, 2000               Commission File No. 1-10176

                           MFN Financial Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   36-3627010
   -------------------------------                     ------------
   (State or other jurisdiction of         (I.R.S. Employer identification no.)
    incorporation or organization)

    100 Field Drive, Suite 340, Lake Forest, Illinois             60045
 -------------------------------------------------------      --------------
    (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (847) 295-8600

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

Common Stock - $.01 par value, 10,000,003 shares as of April 30, 2000.

                           MFN FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                              PAGE
PART I    FINANCIAL INFORMATION
          ---------------------
Item 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets..............................................    3

          Condensed Consolidated Statements of Income........................................    4

          Condensed Consolidated Statements of Changes in Stockholders' Equity...............    5

          Condensed Consolidated Statements of Cash Flows....................................    6

          Notes to Condensed Consolidated Financial Statements...............................    7

          Condensed Consolidated Average Balance Sheets.......................................  15

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................   16

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.........................................................................   30

PART II    OTHER INFORMATION
           -----------------
Item 1.  Legal Proceedings...................................................................   31

Item 2.  Changes in Securities...............................................................   31

Item 3.  Defaults Upon Senior Securities.....................................................   31

Item 4.  Submission of Matters to a Vote of Security Holders.................................   31

Item 5.  Other Information...................................................................   31

Item 6.  Exhibits and Reports on Form 8-K....................................................   31

SIGNATURES...................................................................................   32

INDEX OF EXHIBITS............................................................................   33

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


(Dollars in thousands)                                          March 31,       December 31,
                                                                  2000             1999
                                                                  ----             ----
ASSETS
Cash and cash equivalents                                      $ 141,485        $ 123,635

Finance receivables, net of unearned income                      508,360          520,012
Less:  Allowance for finance credit losses                        37,961           39,543
Less:  Nonrefundable dealer reserves                              33,113           34,062
                                                               ---------        ---------
Finance receivables, net                                         437,286          446,407

Income taxes receivable                                            7,772            8,692
Furniture, fixtures and equipment, net                             2,273            1,918
Other assets (including repossessions)                             5,024            7,924
                                                               ---------        ---------
TOTAL ASSETS                                                   $ 593,840        $ 588,576
                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior secured debt                                            $ 381,242        $ 381,242
Senior subordinated debt                                          22,500           22,500
Income taxes                                                      21,358           19,289
Other liabilities                                                 17,426           18,025
Excess of revalued net assets over liabilities
   and stockholders' investment                                   39,521           41,991
                                                               ---------        ---------
TOTAL LIABILITIES                                                482,047          483,047
                                                               ---------        ---------

CONTINGENCIES                                                          -                -

STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 50,000,000
  shares authorized;  10,000,000 shares outstanding                  100              100
Paid in capital                                                   84,900           84,900
Retained earnings                                                 26,793           20,529
                                                               ---------        ---------

TOTAL STOCKHOLDERS' EQUITY                                       111,793          105,529
                                                               ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 593,840        $ 588,576
                                                               =========        =========


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
(Unaudited)

                                                                                     Reorganized     Predecessor
                                                                                       Company         Company
(Dollars in thousands, except per share data)                                         March 31,       March 31,
                                                                                        2000            1999
                                                                                        ----            ----
INTEREST INCOME
Finance charges and loan fees                                                         $ 29,798        $ 35,313
Investment income                                                                        2,091             414
                                                                                      --------        --------
   Total interest income                                                                31,889          35,727
INTEREST EXPENSE                                                                        10,085             474
                                                                                      --------        --------
Net interest income before provision for finance credit losses                          21,804          35,253
PROVISION FOR FINANCE CREDIT LOSSES                                                      1,230           9,857
                                                                                      --------        --------

Net interest income after provision for finance credit losses                           20,574          25,396
                                                                                      --------        --------

OTHER OPERATING INCOME
Insurance premiums                                                                       3,149             815
Fees and insurance commissions                                                             382           1,240
Other income                                                                               539             998
                                                                                      --------        --------

Total other operating income                                                             4,070           3,053
                                                                                      --------        --------

OTHER OPERATING EXPENSES
Salaries and employee benefits                                                          11,199          13,150
Occupancy expense                                                                          784             999
Equipment expense                                                                          443             767
Data processing expense                                                                    227             469
Insurance claims and other underwriting expense                                          2,036             (29)
Amortization                                                                            (2,469)            215
Reorganization expenses, net                                                                --           1,105
Restructuring charges                                                                     (158)             --
Other expenses                                                                           3,840           4,389
                                                                                      --------        --------
Total other operating expenses                                                          15,902          21,065
                                                                                      --------        --------

OPERATING INCOME                                                                         8,742           7,384

NON-OPERATING EXPENSES
Reorganization expenses                                                                     --          33,719
                                                                                      --------        --------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY CREDIT                               8,742         (26,335)
Income tax provision (benefit)                                                           2,478          (5,287)
                                                                                      --------        --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY CREDIT                                            6,264         (21,048)
Extraordinary credit:
Gain on extinguishment of debt, net of taxes                                                --          45,570
                                                                                      --------        --------
NET INCOME                                                                            $  6,264        $ 24,522
                                                                                      ========        ========
Weighted average common shares outstanding:
 Basic                                                                                  10,000              **
 Diluted                                                                                10,009              **
Earnings per common share:
 Basic                                                                                $   0.63              **
 Diluted                                                                              $   0.63              **
Dividends per share declared                                                                --              **

** Earnings per common share and dividends per common share amounts as they relate to the Predecessor Company are not meaningful due to the Voluntary Case. See notes 2 and 3.

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                                                         Total
                                                        Common       Paid In         Retained          Treasury      Stockholders'
(Dollars in thousands)                                   Stock       Capital         Earnings           Stock           Equity
                                                         -----       -------         --------           -----           ------
PREDECESSOR COMPANY

Balance at January 1, 1999                            $    177,901    $   8,244       $  (103,351)      $  (53,664)     $   29,130

Net income for period January 1,
  1999 through March 31, 1999                                   --           --            24,522               --          24,522

Effect of Reorganization and
 Fresh Start Reporting:
    Extinguishment of old stock                           (177,901)      (8,244)           78,829           53,664         (53,652)
    Issuance of new stock                                      100       84,900                --               --          85,000
                                                       -----------    ---------       -----------       ----------      ----------
Balance at March 31, 1999                              $       100    $  84,900       $        --       $       --      $   85,000
                                                       ===========    =========       ===========       ==========      ==========

REORGANIZED COMPANY

Balance at January 1, 2000                             $       100    $  84,900       $    20,529       $       --      $  105,529

Net income for period January 1,
  2000 through March 31, 2000                                   --           --             6,264               --           6,264
                                                       -----------    ---------       -----------       ----------      ----------
Balance at March 31, 2000                              $       100    $  84,900       $    26,793       $       --      $  111,793
                                                       ===========    =========       ===========       ==========      ==========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(Unaudited)

                                                       Reorganized   Predecessor
                                                         Company       Company
                                                         March 31,    March 31,
(Dollars in thousands)                                     2000         1999
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $   6,264   $  24,522
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provision for finance credit losses                      1,230       9,857
    Gain on sale of finance receivables                        (77)         --
    Provision (benefit) for deferred income taxes               --      (5,287)
    Net (increase)/decrease in income tax receivable           919     (15,913)
    Net increase / (decrease) in taxes payable               2,070      (7,528)
    Gain on discharge of indebtedness                           --     (68,229)
    Extinguishment of dividend payable                          --     (12,937)
    Write-off of goodwill and fixed assets, net                 --      16,022
    Depreciation and amortization                           (2,329)        607
    Net decrease in other assets                             2,898      13,157
    Net increase (decrease) in other liabilities              (599)     43,752
                                                         ---------   ---------
  Net cash provided by (used in) operating activities       10,376      (1,977)

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on finance receivables             89,395     118,490
     Finance receivables originated or acquired            (83,498)   (108,223)
     Proceeds from sale of finance receivables               2,075          --
     Proceeds from sale of credit card portfolio                --      22,414
     Purchases of furniture, fixtures and equipment           (498)       (175)
                                                         ---------   ---------
          Net cash provided by investing activities          7,474      32,506

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of senior debt and commercial paper             --        (774)
                                                         ---------   ---------
       Net cash used in financing activities                    --        (774)
                                                         ---------   ---------

       Net increase in cash and cash equivalents            17,850      29,755

     Cash and equivalents at beginning of period           123,635     186,350
                                                         ---------   ---------
     Cash and equivalents at end of period               $ 141,485   $ 216,105
                                                         =========   =========

SUPPLEMENTAL CASH DISCLOSURES

     Income taxes paid to federal and state governments  $     409   $  13,133
     Net interest paid                                       9,919          44

SUPPLEMENTAL NON-CASH DISCLOSURES
     Cancellation of indebtedness                        $      --   $ 148,978
     Extinguishment of old stock                                --     (53,652)
     Issuance of new stock                                      --      85,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000

Note 1 - Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 1999, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments (consisting solely of normal recurring matters, except as discussed in the following paragraph and except for the restructuring charge) for a fair presentation of results as of the dates and for the periods covered by the financial statements.

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

A black line has been drawn between the accompanying Condensed Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for the three-month periods ended March 31, 2000 and March 31, 1999 to distinguish between the Reorganized Company and the Predecessor Company.

The results of the interim periods shown for the Reorganized Company and Predecessor Company are not to be considered as being indicative of the results of operations that are expected for the full year. It is suggested that the unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2 - Restructuring and Chapter 11 Proceedings

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

On the Effective Date, the Company cancelled its existing senior and subordinated debt, and its equity securities, including common stock and options to purchase common stock, and distributed to its exchange agent (the "Exchange Agent"), (i) $434.2 million principal amount of its Senior Secured Notes due March 23, 2001 (the "Senior Secured Notes") and 9.5 million shares of new common stock, par value $0.01 per share ("New Common Stock") for the benefit of holders of Senior Debt Claims (as defined in the Plan), (ii) $22.5 million principal amount of its 11.0% Senior Subordinated Notes due March 23, 2002 (the "Senior Subordinated Notes") for the benefit of the holders of the Company's subordinated debt and (iii), 500,000 shares of the New Common Stock and three series of warrants (580,000 of each series) to purchase New Common Stock for the benefit of former stockholders of record on March 22, 1999. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27.
In addition, the Company distributed to the Exchange Agent $121.1 million in cash on April 1, 1999 for the benefit of holders of Senior Debt Claims.

The Senior Secured Notes are comprised of (i) Series A Senior Secured Notes Due March 23, 2001, (the "Series A Notes") which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Senior Secured Notes Due March 23, 2001, (the "Series B Notes") which have a floating rate of interest based on the three month LIBOR (London Interbank Offered Rate), payable quarterly. The Company entered into an interest rate hedge effective March 31, 1999, the effect of which was to cap the maximum rate of the Series B Notes at 10%. The Company's senior lenders prior to the Effective Date were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the second quarter of 1999, holders of the old senior debt elected to receive $232,829,482 of the Series A Notes and $201,335,561 of the Series B Notes totaling an aggregate principal amount of the Senior Secured Notes of $434,165,043. During the third quarter of 1999, MFN retired debt with a face value of $52,923,298 prior to scheduled maturity. The principal amount of Series A Notes and Series B Notes outstanding at both March 31, 2000 and December 31, 1999 was $202,829,482 and $178,412,263, respectively, for a total of $381,241,745. Principal payments on the Senior Secured Notes are not due until maturity on March 23, 2001. The Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002.

The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan.

Note 3 - Fresh Start Reporting and Excess of Revalued Net Assets Over Liabilities and Stockholders' Investment

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

In accordance with Fresh Start Reporting guidelines, certain noncurrent assets, including goodwill, recorded on the Company's Condensed Consolidated Balance Sheet at the Fresh Start Effective Date aggregating $16.0 million were reduced to zero as a result of the fair value of the Company's assets exceeding the fair value of its liabilities and stockholders' investment. In addition, as a result of the reorganization, the dividends payable liability in the amount of $12.9 million was extinguished. The net result of the adjustment of assets and liabilities to fair value was a charge to earnings of $3.1 million during the period ended March 31, 1999. After reducing the fair value of certain noncurrent assets to zero, the excess of the fair value of the remaining assets over the fair value of liabilities and stockholders' investment, totaling $49.4 million, was recorded as a deferred credit, "Excess of Revalued Net Assets Over Liabilities and Stockholders' Investment". This balance will be amortized over 5 years.

The Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of March 31, 1999:

                                Predecessor          Fresh Start          Reorganized
                                  Company            Adjustments            Company
                               March 31, 1999     Debit       Credit     March 31, 1999
                               --------------  -----------  -----------  --------------
Assets
  Cash and cash equivalents          $216,105  $         -  $         -       $ 216,105
  Finance receivables, net            535,523            -            -         535,523
  Other assets                         31,200            -            -          31,200
                                     --------  -----------  -----------       ---------
Total Assets                         $782,828  $         -  $         -       $ 782,828
                                     ========  ===========  ===========       =========

                                                Predecessor        Fresh Start              Reorganized
                                                  Company          Adjustments                Company
                                              March 31, 1999    Debit        Credit       March 31, 1999
                                              ---------------  --------      -------      --------------
Liabilities
 Senior Debt                                       $ 674,471   $240,306(a)   $      -           $434,165
 Excess cash payments to senior
  debt holders                                             -          -       100,707(b)         100,707
 Subordinated debt                                    22,500          -             -             22,500
 Interest payable                                     30,552      9,008(a)          -             21,544
 Other liabilities                                    23,801        371(c)          -             23,430
 Income taxes                                          4,472          -        22,659(d)          27,131
 Litigation accrual                                   18,950          -             -             18,950
 Excess of revalued net assets over
  liabilities and stockholders' investment                 -          -        49,401(e)          49,401
                                                   ---------   --------      --------           --------
Total Liabilities                                    774,746    249,685       172,767            697,828
Stockholders' Equity
 Common stock                                        177,901    177,901(f)        100(g)             100
 Paid-in capital                                       8,244      8,244(f)     84,900(g)          84,900
 Accumulated deficit                                (124,399)         -        78,829(f)               -
                                                                               45,570(h)               -
 Treasury stock                                      (53,664)         -        53,664(f)               -
                                                   ---------   --------      --------           --------
Total Stockholders' Equity                             8,082    186,145       263,063             85,000
                                                   ---------   --------      --------           --------
Total Liabilities and Stockholders' Equity         $ 782,828   $435,830      $435,830           $782,828
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
                                                       --------
                                                       $ 49,401
                                                       ========

(f)  To eliminate stockholders' equity of the Predecessor Company.
(g) To record 10,000,000 shares of New Common Stock at an assumed market value of $8.50 per share.

(h) To record the extraordinary gain resulting from discharge of indebtedness. The extraordinary gain, net of taxes is calculated below:

       Historical carrying value of old debt securities          $ 696,971
       Historical carrying value of related accrued interest        29,405
       Value exchanged for old debt:
           Excess cash payment, including interest                (121,104)
           Senior secured notes                                   (434,165)
           Senior subordinated notes                               (22,500)
           New common stock (9.5 million shares to creditors)      (80,750)
           Other                                                       372
                                                                 ---------
           Extraordinary gain before tax                            68,229
           Tax provision                                           (22,659)
                                                                 ---------
           Extraordinary gain                                    $  45,570
                                                                 =========

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding and the dilutive common share equivalents outstanding during the period. Common stock equivalents include options granted under the Company's stock option plan, options granted pursuant to an employment agreement with the Company's Chief Executive Officer and warrants outstanding convertible into shares of common stock of the Company using the treasury stock method.

(Dollars in thousands, except per share amounts)      Three Months Ended
                                                        March 31, 2000
                                                      ------------------
BASIC
Net income                                                   $     6,264
Average common shares outstanding                             10,000,000
Earnings per common share                                    $      0.63

DILUTED
Net income                                                   $     6,264
Average common shares outstanding and common share
  equivalents outstanding                                     10,008,884
Earnings per common share                                    $      0.63

Due to the Company's emergence from the Voluntary Case and the implementation of Fresh Start Reporting, the presentation of earnings per share for the Predecessor Company is not meaningful.

Note 5 - Reclassifications

Certain data from the prior periods has been reclassified to conform to the current period presentation.

Note 6 - Contingencies and Legal Matters

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities announced by the Predecessor Company in January, 1997. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

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

Note 7 - Income Taxes

The 2000 provision for income taxes was calculated using a 39.5% tax rate on earnings before income taxes adjusted for the amortization of the excess of revalued net assets over liabilities and stockholders' investment.

Note 8 - Debt

The following table presents the Company's debt instruments and the stated interest rates on the debt for both March 31, 2000 and December 31, 1999 (dollars in thousands):

                                          Balance   Rate
                                          -------   ----
Senior secured debt                      $381,242  10.0%
Senior subordinated debt                   22,500  11.0%
                                         --------  ----
        Total                            $403,742  10.0%
                                         ========  ====

Debt is used as the primary source for funding the Company's finance receivables.

The senior secured debt is comprised of (i) Series A Notes Due March 23, 2001, which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which have a floating rate of interest based on three month LIBOR (London Interbank Offered Rate), payable quarterly. Principal payments on the senior secured debt are not due until maturity on March 23, 2001.

The principal amount of Series A Notes and Series B Notes outstanding at both March 31, 2000 and December 31, 1999 was $202,829,482 and $178,412,263,
respectively, for a total of $381,241,745. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of senior secured notes will not exceed a 10.0% annual rate to the Company.

The Company's senior secured debt is secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the senior secured notes.

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002.

Note 9 - Stock Options

Under the Plan of Reorganization, options to purchase 950,000 shares of the Company's authorized and unissued New Common Stock were reserved under the Amended and Restated 1989 Stock Option Plan ("Stock Option Plan") and options to purchase 1,000,000 shares were granted pursuant to an employment agreement with the Company's Chief Executive Officer. Total options outstanding at March 31, 2000 were 1,685,000.

During the three-month period ended March 31, 2000, options to purchase 100,000 shares were granted to officers, effective January 11, 2000 ("Grant Date"), at an exercise price of $6.50 per share (the market value per common share on the Grant Date). These shares vest 1/3 per year beginning the first anniversary of the Grant Date.

MFN applies APB Opinion 25 and its Interpretations in accounting for options granted, and accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated financial statements.

Note 10 - Warrants

According to the Plan of Reorganization which became effective March 23, 1999, three series of warrants (580,000 of each series) to purchase the Company's common stock were distributed to the Exchange Agent for the benefit of former stockholders of record on March 22, 1999. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. No warrants have been exercised.

Note 11 - Restructuring Charges

During the second quarter of 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. These charges (included in other operating expenses) and their utilization is summarized below (dollars in thousands):

                                    Amounts  Amounts   Amounts   Adjust-    Balance
                                    Charged  Utilized  Utilized   ments     March 31,
                                    In 1999  In 1999   In 2000   In 2000       2000
                                    -------  --------  --------  -------      -----
Lease buyouts and other expenses     $  998      $380      $220     $104      $ 294
Employee severance and retention        952       333       497       54         68
                                     ------      ----      ----     ----      -----
   Total                             $1,950      $713      $717     $158      $ 362
                                     ======      ====      ====     ====      =====

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

A $158,000 credit was recorded to restructuring expense during the first quarter of 2000 to adjust previously recorded reserves for a change in estimated reserve requirements.

Note 12 - Reorganization Expenses

In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization are reported separately as reorganization expenses in the Condensed Consolidated Statements of Income. These expenses were incurred by the Predecessor Company and are summarized below for the three month period ended March 31, 1999 (dollars in thousands):

Interest expense                                                19,847
Management consultants                                           6,933
Adjustments of assets and liabilities to fair value              3,085
Creditor attorneys and advisors                                  1,193
Corporate counsel                                                  846
Independent accountants                                            550
Board of Directors representation                                  100
Other                                                            1,165
                                                              --------
     Total                                                    $ 33,719
                                                              ========

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
PERIODS ENDED MARCH 31
(Unaudited)

(Dollars in thousands)

                                                            2000      1999
                                                            ----      ----
ASSETS
Cash and cash equivalents                               $136,828    $202,091
Finance receivables, net of unearned income              511,470     631,075
Less: allowance for finance credit losses                 38,765      53,547
Less: nonrefundable dealer reserves                       33,351      34,064
                                                        --------    --------
Finance receivables, net                                 439,354     543,464
Other assets                                              17,187      31,312
                                                        --------    --------
 TOTAL ASSETS                                           $593,369    $776,867
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities                            $403,742    $697,358
Other liabilities                                         81,065      54,903
                                                        --------    --------
 TOTAL LIABILITIES                                       484,807     752,261
STOCKHOLDERS' EQUITY                                     108,562      24,606
                                                        --------    --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $593,369    $776,867
                                                        ========    ========
Ratios:
Net interest margin                                        13.53%         **
Net income to average total assets                          4.22          **
Net income to average stockholders' equity                 23.08          **

** Amounts as they relate to Predecessor Company are not meaningful due to the Voluntary Case. See notes 2 and 3 of the condensed consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995:
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, contains certain forward-looking statements pertaining to the Company's implementation of new technology to process sales finance applications, expected operating results, loss provisions and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, the success of new business methods and systems, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Background

MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") is a consumer finance concern engaged, through its operating subsidiaries, in the business of acquiring individual installment sales finance contracts from automobile dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products. Notwithstanding anything herein to the contrary, all operations of the Company are conducted through its subsidiaries and all references herein to offices (except the Company's home office) or branches refer to the Company's operating subsidiaries only.

MFN was organized in 1988, as a wholly-owned subsidiary of First Illinois Corporation (an Evanston, Illinois based bank holding company). On April 24, 1989, First Illinois Corporation distributed to its stockholders one share of MFN for each two shares of First Illinois Corporation stock held.

Substantially all of MFN's borrowers are "non-prime" borrowers. These are borrowers who generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies.

MFN's direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured direct loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 48 months with maximum terms of 60 months. Annual interest rates on MFN's sales finance contracts and loans range, with minor exception, from 18% to 40%. Generally all sales finance contracts and loans are repayable in monthly installments. Late payment fees generally are assessed to accounts which fail to make their scheduled payments within 10 days of the scheduled due date.

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

Beginning in 1998, substantially all purchases of automobile retail installment contracts are approved through CPOs which serve as the centralized underwriter of credit. The CPOs have helped the Company apply consistent underwriting standards, which has resulted in reduced charge-offs on 1998 and 1999 originations as compared to older accounts. In addition, during the fourth quarter of 1999 and continuing in 2000, the Company has installed new technology to process sales finance applications. This technology incorporates additional risk management features which the Company believes will help reduce risk in the portfolio. The Company expects to have this technology fully installed in all CPOs by the end of the second quarter.

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

On the Effective Date, the Company cancelled its existing senior and subordinated debt, and its equity securities, including common stock and options to purchase common stock and distributed to its exchange agent (the "Exchange Agent"), (i) $434.2 million principal amount of its Senior Secured Notes due March 23, 2001 (the "Senior Secured Notes"), and 9.5 million shares of new common stock, par value $0.01 per share ("New Common Stock") for the benefit of holders of Senior Debt Claims (as defined in the Plan), (ii) $22.5 million principal amount of its 11.0% Senior Subordinated Notes due March 23, 2002 (the "Senior Subordinated Notes") for the benefit of the holders of the Company's subordinated debt and (iii) 500,000 shares of the Common Stock and three series of warrants (580,000 of each series) to purchase New Common Stock for the benefit of former shareholders of record on March 22, 1999. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27.
In addition, the Company distributed to the Exchange Agent $121.1 million in cash on April 1, 1999 for the benefit of holders of Senior Debt Claims. The emergence from the Voluntary Case resulted in a reduction of approximately $161.9 million in the liabilities of the Company.

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

To facilitate a comparison of the Company's first quarter operating performance in fiscal years 2000 and 1999, the following discussion of certain consolidated financial information may be presented on a traditional comparative basis for all periods even though the accounting requirements for companies upon emergence from bankruptcy calls for separate reporting for the reorganized company and the predecessor company.

A black line has been drawn between the accompanying Condensed Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows between the three-month period ended March 31, 2000 and March 31, 1999 to distinguish between the Reorganized Company and the Predecessor Company.

The results for the interim periods shown for the Reorganized Company and the Predecessor Company are not to be considered as being indicative of the results that are expected for the full year.

The following is management's discussion and analysis of the condensed consolidated financial condition of the Reorganized Company at March 31, 2000 and December 31, 1999. Condensed consolidated results of operations are for the three-month period ended March 31, 2000 for the Reorganized Company and for the three-month period ended March 31, 1999 for the Predecessor Company. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Again, the results of operations of the Predecessor Company are not necessarily indicative of future results of the Reorganized Company.

FINANCIAL CONDITION

As of March 31, 1999, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", (SOP 90-7). Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet. See Note 3 to the Condensed Consolidated Financial Statements.

Assets and Finance Receivables

Total assets of the Company at March 31, 2000 remained relatively flat at $593.8 million compared to $588.6 million at December 31, 1999.

The Company's offices in Illinois, Florida and Virginia accounted for approximately 15%, 10%, and 8%, respectively, of all sales and direct finance receivables outstanding at March 31, 2000.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                     March 31,  December 31,
                                                       2000         1999
                                                       ----         ----
Direct Finance Receivables
      Interest bearing                               $  7,971     $  9,961
      Precompute                                       22,678       30,666
                                                     --------     --------
         Total direct finance receivables              30,649       40,627
Sales Finance Receivables
      Interest-bearing                                 16,156        9,596
      Precompute                                      592,240      600,782
                                                     --------     --------
         Total sales finance receivables              608,396      610,378
                                                     --------     --------
Gross Finance Receivables                             639,045      651,005
Less: Unearned finance charges                        130,448      130,584
      Unearned commissions and other                      237          409
                                                     --------     --------
Total Finance Receivables                            $508,360     $520,012
                                                     ========     ========

The following sets forth a summary of originations net of unearned income for the three months ended March 31, (dollars in thousands):

                                                       2000         1999
                                                     --------     --------
Direct finance receivables                            $ 4,946     $ 14,997
Sales finance receivables                              85,999      101,939
                                                      -------     --------
   Total originations and acquisitions                $90,945     $116,936
                                                      =======     ========

Originations of direct finance receivables during the first quarter of 2000 are down from the same period of last year attributable to the Company's strategic decision to place a greater emphasis on purchasing sales finance contracts versus direct lending. Originations of sales finance receivables are down approximately 15.6% or $15.9 million from the same period of last year as a result of discontinuing originations to certain markets deemed not to have sufficient profit potential. The total number of operating branches at March 31, 2000 was 63 compared to 151 at March 31, 1999.

The Company continued to install software at its CPO locations during the first quarter of 2000 and expects to complete installation at all targeted locations during the second quarter. This software adds additional risk management features and is expected to allow the CPOs to become more efficient in processing transactions and managing dealer relationships. The Company intends to continue to place a greater emphasis on purchasing automobile sales finance contracts versus direct lending.

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

The following is a summary of the activity in the allowance for finance credit losses for the three month periods ended March 31 (dollars in thousands):

                                                                 2000       1999
                                                               --------   --------
Balance at beginning of period                                 $ 39,543   $ 53,485
Reserves recaptured in conjunction
  with sale of finance receivables                                  (90)         -
Provision for finance credit losses                               1,230      9,857
Finance receivables charged-off, net of recoveries               (6,083)   (15,902)
Net amount transferred from reserve for repossessed assets        3,361      2,498
                                                               --------   --------
Balance at end of period                                       $ 37,961   $ 49,938
                                                               ========   ========

Allowance for finance credit losses as a percent of total
  finance receivables, net of unearned income                      7.47%      8.02%

Repossessed assets are carried in other assets and are reserved at 75% of the outstanding balance owed. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any outstanding balance deficiency is charged-off. Reserves on sold repossessed assets are then transferred back to the allowance for finance credit losses. The increase in the allowance for finance credit losses related to the transfer from the repossessed asset reserve is due to the decline in repossessed assets.

The amount of the provision for credit losses decreased in the first quarter of 2000 compared to one year ago due to an improvement in the relative delinquency of the remaining portfolio. The overall reduction of the reserve as a percent of the receivable portfolio is due to improvement in the amount of delinquencies at March 31, 2000 compared to the same period one year ago.

Nonrefundable Dealer Reserves

The Company acquires a majority of its sales finance contracts from dealers at a discount. The amount of the discounts are negotiated with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired.

A summary of the activity in nonrefundable dealer reserves for the three month periods ended March 31, was as follows (dollars in thousands):

                                                                2000        1999
                                                              --------    --------
Balance at beginning of period                                $ 34,062    $ 36,820
Discounts acquired on new volume                                 7,447       8,713
Net charge-offs absorbed                                        (8,396)     (8,030)
                                                              --------    --------
Balance at end of period                                      $ 33,113    $ 37,503
                                                              ========    ========

Nonrefundable dealer reserves as a percent of
   sales finance receivables, net of unearned income              6.87%       6.94%
                                                              ========    ========
Discounts acquired as a percent of sales finance
   receivable originations, net of unearned income                8.66%       8.55%
                                                              ========    ========

Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but instead are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables.

The fluctuation in the discounts acquired is primarily due to the volume of contracts purchased as the discounts acquired as a percent of sales finance receivable originations, net of unearned income remained relatively constant.

Income Tax Accounts

At March 31, 2000, the Company had recorded net income tax receivables and prepayments of approximately $7.8 million and a $21.4 million tax liability consisting primarily of deferred taxes.

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

Debt

The following table presents the Company's debt instruments and the stated interest rates on the debt at both March 31, 2000 and December 31, 1999 (dollars in thousands):

                                           Balance    Rate
                                           -------    ----
Senior secured debt                        $381,242   10.0%
Senior subordinated debt                     22,500   11.0%
                                           --------   ----
        Total                              $403,742   10.0%
                                           ========   ====

Debt is used as the primary source for funding the Company's finance receivables.

The senior secured debt is comprised of (i) Series A Notes Due March 23, 2001, which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which have a floating rate of interest based on three month LIBOR (London Interbank Offered Rate), payable quarterly. Principal payments on the senior secured debt are not due until maturity on March 23, 2001.

The principal amount of Series A Notes and Series B Notes outstanding for both March 31, 2000 and December 31, 1999 was $202,829,482 and $178,412,263,
respectively, for a total of $381,241,745. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of senior secured notes will not exceed a 10.0% annual rate to the Company.

The Company's senior secured debt is secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the senior secured notes.

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002.

Stockholders' Equity

Total stockholders' equity at March 31, 2000 was $111.8 million or 18.8% of total assets compared with $105.5 million or 17.9% of total assets at December 31, 1999. During the three month period ended March 31, 2000 the Reorganized Company reported $6.3 million of net income and did not declare any dividends or repurchase any shares of common stock.

RESULTS OF OPERATIONS

The results of operations shown in the accompanying Condensed Consolidated Financial Statements are for both the Reorganized Company and the Predecessor Company. MFN adopted Fresh Start Reporting in accordance with SOP 90-7 effective March 31, 1999. To facilitate a meaningful comparison of the Company's operating performance, the following discussion of certain consolidated financial information may be presented on a traditional comparative basis for all periods even though the accounting requirements for companies upon emergence from bankruptcy calls for separate reporting for the Reorganized Company and the Predecessor Company.

Net Income

For the three-month period ended March 31, 2000, the Reorganized Company reported net income of $6.3 million. These results are not comparable to the first quarter of 1999 due to Fresh Start Reporting and reorganization expenses related to the Voluntary Case.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest income and interest expense before provision for finance credit losses. For the three month period ended March 31, 2000, net interest income was $21.8 million and the net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 13.53%.

The net interest margin in the first quarter of 1999 was impacted by i) the accounting for interest expense during the Voluntary Case as no interest was accrued or paid on the Predecessor Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed, until March 23, 1999, the date the Reorganized Company emerged from the Voluntary Case and ii) an adjustment required by SOP 90-7 (see Note 3 to the Condensed Consolidated Financial Statements). The second table below reflects the rates paid and the net interest margin had interest expense been recorded during the Voluntary Case and without the impact of the adjustment required by SOP 90-7.

The following table summarizes net interest income and the net interest margin for the three month period ended March 31 (dollars in thousands):

                                                                      2000       1999
                                                                   ---------   ---------
Average interest earning assets:
  Cash and cash equivalents                                        $ 136,828   $ 202,091
  Finance receivables                                                511,470     631,075
                                                                   ---------   ---------
     Total average earning assets                                    648,298     833,166
Average interest bearing liabilities                                 403,742     697,358
                                                                   ---------   ---------
Net                                                                $ 244,556   $ 135,808
                                                                   =========   =========

Interest income:
  Cash and cash equivalents                                        $   2,091   $     414
  Finance receivables                                                 29,798      35,313
                                                                   ---------   ---------
     Total interest income                                            31,889      35,727
Interest expense                                                      10,085         474
                                                                   ---------   ---------
Net interest income before provision for finance credit losses     $  21,804   $  35,253
                                                                   =========   =========

                                                     2000      1999
                                                     ----      ----
Yield:
  Cash and cash equivalents                          6.15%     0.83%
  Finance receivables                               23.43%    22.69%
                                                    -----     -----
     Earning assets                                 19.78%    17.39%
Cost of funds                                        9.99%     0.27%
                                                    -----     -----
Net interest spread                                  9.79%    17.12%
                                                    =====     =====

Net interest margin                                 13.53%    17.16%
                                                    =====     =====

Had interest expense of $11.473 million in 1999 been recorded during the Voluntary Case and restating net interest income $1.893 million in 1999 for the impact of the SOP 90-7 adjustment, the net rates and net interest margin would have been restated as follows for the periods ended March 31:

Yield - restated:
  Cash and cash equivalents                          6.15%     4.63%
  Finance receivables                               23.43%    22.69%
                                                    -----     -----
     Earning assets                                 19.78%    18.31%
Cost of funds - restated                             9.99%     6.95%
                                                    -----     -----
Net interest spread - restated                       9.79%    11.36%
                                                    =====     =====

Net interest margin - restated                      13.53%    12.50%
                                                    =====     =====

The yield on finance receivables in the first quarter of 2000 improved 74 basis points compared to the same period one year ago. This was the result of lower levels of nonaccrual loans and a change in the mix of finance receivables.

Other Operating Income

In addition to finance charges and interest, the Company has other operating income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of the Company.

Other operating income in the first quarter of 2000 increased $1.0 million or 33.3% from the first quarter of 1999. A new revenue sharing program on collateral protection insurance resulted in a $2.3 million increase in insurance premium income for the first quarter of 2000 compared to one year ago and the current period results represent a normalized level of activity. Commissions earned on credit life, accident and health, property and involuntary unemployment insurance decreased $858,000 during the same period reflecting a shift away from the direct lending business.

The following table summarizes the components of other operating income for the three-month periods ended March 31 (dollars in thousands):

                                                             2000      1999
                                                             ----      ----
Insurance premiums                                          $3,149    $  815
Fees and insurance commissions                                 382     1,240
Other income                                                   539       998
                                                            ------    ------
  Total                                                     $4,070    $3,053
                                                            ======    ======

Other operating income as a percent of average
  interest earning assets                                     2.51%     1.47%
                                                            ======    ======

Other Operating Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

Other operating expenses in the first quarter of 2000 decreased $5.2 million or 24.5% from the first quarter of 1999. $2.7 million of the decline is amortization expense. The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to operating expense. Salaries and benefits decreased $2.0 million attributable to staff reductions. Insurance claims and underwriting expenses associated with the collateral protection insurance program increased $2.0 million compared with last year and represent a normalized level of activity. The first quarter of 1999 was positively impacted by reserve adjustments resulting from favorable claims experience.

The following table summarizes the components of other operating expenses for the three-month periods ended March 31 (dollars in thousands):

                                                              2000        1999
                                                              ----        ----
Salaries and employee benefits                              $11,199     $13,150
Insurance claims and other underwriting expense               2,036         (29)
Goodwill amortization                                            --         215
Amortization of excess of revalued net assets
   over liabilities and stockholders' investment             (2,469)         --
Reorganization expenses, net                                     --       1,105
Restructuring expenses                                         (158)         --
Other expenses                                                5,294       6,624
                                                            -------     -------
   Total                                                    $15,902     $21,065
                                                            =======     =======

Other operating expense as a percent of average
  interest earning assets                                      9.81%      10.11%
                                                            =======     =======

Reorganization Expenses

Reorganization expenses for the three-month period ended March 31, 1999 (dollars in thousands) are as follows:

Professional fees                                                       $ 2,998
Interest income                                                          (1,893)
                                                                        -------
  Total                                                                 $ 1,105
                                                                        =======

The Company estimated the amount of professional fees which related specifically to the Voluntary Case. In accordance with Fresh Start Reporting, interest earned on funds held for deposit that would have been paid to senior debt holders if the Company had not filed the Voluntary Case, is off-set against expenses related to the Voluntary Case.

Restructuring Charges

During the second quarter of 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. These charges (included in other operating expenses) and their utilization is summarized below (dollars in thousands):

                                    Amounts   Amounts    Amounts    Adjust-   Balance
                                    Charged   Utilized   Utilized    ments    March 31,
                                    In 1999   In 1999    In 2000    In 2000     2000
                                    -------   --------   --------   -------    -----
                                                                               C>
Lease buyouts and other expenses     $  998       $380       $220      $104    $ 294
Employee severance and retention        952        333        497        54       68
                                     ------       ----       ----      ----    -----
   Total                             $1,950       $713       $717      $158    $ 362
                                     ======       ====       ====      ====    =====

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

A $158,000 credit was recorded to restructuring expense during the first quarter of 2000 to adjust previously recorded reserves for a change in estimated reserve requirements.

Non-Operating Reorganization Expenses

In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization are reported separately as reorganization expenses in the Condensed Consolidated Statements of Income. These expenses were incurred by the Predecessor Company and are summarized below for the three month period ended March 31, 1999 (dollars in thousands):

Interest expense                                                $19,847
Management consultants                                            6,933
Adjustments of assets and liabilities to fair value               3,085
Creditor attorneys and advisors                                   1,193
Corporate counsel                                                   846
Independent accountants                                             550
Board of Directors representation                                   100
Other                                                             1,165
                                                                -------
   Total                                                        $33,719
                                                                =======

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

                                                                     March 31,     March 31,
                                                                       2000          1999
                                                                       ----          ----
Provision for finance credit loss                                    $ 1,230       $ 9,857
Net charge-offs absorbed by allowance for credit losses                6,083        15,902
Net charge-offs absorbed by nonrefundable dealer reserves              8,396         8,030
Allowance for finance credit losses at end of period                  37,961        49,938
Nonrefundable dealer reserves at end of period                        33,113        37,503

Ratios
------

Net charge-offs as a percent of average total finance
  receivables, net of unearned income
     Absorbed by allowance for credit losses                            4.76%        10.08%
     Absorbed by nonrefundable dealer reserve                           6.56%         5.09%
                                                                     -------       -------
       Total                                                           11.32%        15.17%
Allowance for finance credit losses as a percent of
  total finance receivables, net of unearned income                     7.47%         8.02%
Nonrefundable dealer reserves as a percent of sales
  finance receivables, net of unearned income                           6.87%         6.94%

Delinquencies and Repossessions

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts and repossessed assets at March 31 (dollars in thousands):


                                                                         2000       1999
                                                                         ----       ----
Delinquent non-bankrupt receivables, net of unearned income            $ 5,079    $12,603
Delinquent bankrupt accounts, net of unearned income                     4,625      7,289
Repossessed assets, net of reserves                                      1,422      3,003
                                                                       -------    -------
  Total delinquent accounts, net of unearned income
   and repossessed assets, net of reserves                             $11,126    $22,895
                                                                       =======    =======

Bankrupt accounts, net of unearned income not in delinquent status     $ 5,750    $11,027
                                                                       =======    =======

Delinquent accounts, net of unearned income and
 repossessed assets, net of reserves as a percent of
  total finance receivables, net of unearned income                       2.19%      3.68%
                                                                       =======    =======

Repossession of collateral generally occurs when debtors are 60 to 90 days late on payments. Repossession activities have been consolidated within the Company and many of the activities have been outsourced to other parties, which handles the pickup of collateral and delivery to auction. Automobiles are generally sold within 60 days at auction.

Repossessed assets are carried in other assets and are reserved at 75% of the outstanding balance owed. The repossessed asset reserve is established as a transfer from the allowance for credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any outstanding balance deficiency is charged-off. Reserves on sold repossessed assets are then transferred back to the allowance for credit losses at the time of charge-off.

Delinquency and repossession numbers show significant improvement from March 31, 1999 due to improved collections. The Company believes this is due to focusing branch activities on collections, placing less emphasis on direct lending efforts, the impact of seasonal paydowns attributable to tax refunds and favorable general economic conditions.

LIQUIDITY AND FINANCIAL RESOURCES

The Company has sufficient cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables. In addition, at March 31, 2000 the Company had $141.5 million in cash and cash equivalents, which can be used to fund future growth of finance receivables and other corporate activities.

The Company has $381.2 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million of funding through March 23, 2002 in the form of Senior Subordinated Notes. See Notes 2 and 8 to the Condensed Consolidated Financial Statements.

Dividends may be paid on the Reorganized Company's Common Stock subject to certain financial conditions contained in the Company's indentures governing its Senior Secured Notes. At March 31, 2000, $13.4 million was available for payment under these restrictions. However, the Company does not anticipate payment of any dividends for the foreseeable future.

CONTINGENCIES AND LEGAL MATTERS

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities announced by the Predecessor Company in January, 1997. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for fiscal years beginning after June 15, 1999. During the second quarter of 1999, the FASB voted to delay for one year the effective date of SFAS 133 until June 15, 2000. Management does not expect this statement to have a material impact on either the financial position, results of operations or financial statement disclosures of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes in market risk since December 31, 1999.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings - See "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Legal Matters" which is incorporated herein by reference.

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MFN FINANCIAL CORPORATION
                                  (Registrant)



Date: May 12, 2000            /s/ Edward G. Harshfield
                              ------------------------
                              Edward G. Harshfield
                              Chairman and Chief Executive Officer


Date: May 12, 2000            /s/ Jeffrey B. Weeden
                              ---------------------
                              Jeffrey B. Weeden
                              President and Chief Operating Officer


Date: May 12, 2000            /s/ Mark D. Whitham
                              -------------------
                              Mark D. Whitham
                              Chief Financial Officer (Principal Accounting
                              Officer)

                               INDEX OF EXHIBITS

     Exhibit No.                                Description
     -----------                                -----------

     11.                           Computation of Earnings Per Share

     27.                           Financial Data Schedule