Form 10-Q
period 2000-06-30
MFN FINANCIAL CORP
filed 2000-08-07
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For The Quarter Ended June 30, 2000                  Commission File No. 1-10176


                          MFN Financial Corporation
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        36-3627010
-----------------------------              --------------------------------
(State or other jurisdiction of           (I.R.S. Employer identification no.)
  incorporation or organization)


   100 Field Drive, Suite 340, Lake Forest, Illinois               60045
-------------------------------------------------------      ------------------
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

Yes  X    No __
    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X    No __
    ---

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock - $.01 par value, 10,000,003 shares as of July 31, 2000.

                           MFN FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                                               PAGE
PART I   FINANCIAL INFORMATION
         ---------------------

Item 1.   FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets.......................................................       3

              Condensed Consolidated Statements of Income.................................................       4

              Condensed Consolidated Statements of Changes in Stockholders' Equity........................       5

              Condensed Consolidated Statements of Cash Flows.............................................       6

              Notes to Condensed Consolidated Financial Statements........................................       7

              Condensed Consolidated Average Balance Sheets...............................................      15

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........      16

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................      30

PART II  OTHER INFORMATION
         -----------------

Item 1.    Legal Proceedings..............................................................................      31

Item 2.    Changes in Securities..........................................................................      31

Item 3.    Defaults Upon Senior Securities................................................................      31

Item 4.    Submission of Matters to a Vote of Security Holders............................................      31

Item 5.    Other Information..............................................................................      31

Item 6.    Exhibits and Reports on Form 8-K...............................................................      31

SIGNATURES................................................................................................      32

INDEX OF EXHIBITS.........................................................................................      33

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)                                                              June 30,            December 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
ASSETS
Cash and cash equivalents                                                          $  148,827            $  123,635

Finance receivables, net of unearned income                                           505,185               520,012
Less: Allowance for finance credit losses                                              37,113                39,543
Less: Nonrefundable dealer reserves                                                    33,164                34,062
                                                                                   ----------            ----------
Finance receivables, net                                                              434,908               446,407

Income taxes receivable                                                                 7,118                 8,692
Furniture, fixtures and equipment, net                                                  2,556                 1,918
Other assets (including repossessions)                                                  4,785                 7,924
                                                                                   ----------            ----------
TOTAL ASSETS                                                                       $  598,194            $  588,576
                                                                                   ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Senior secured debt                                                                $  381,242            $  381,242
Senior subordinated debt                                                               22,500                22,500
Income taxes                                                                           22,254                19,289
Other liabilities                                                                      16,860                18,025
Excess of revalued net assets over liabilities
     and stockholders' investment                                                      37,050                41,991
                                                                                   ----------            ----------
TOTAL LIABILITIES                                                                     479,906               483,047
                                                                                   ----------            ----------

CONTINGENCIES                                                                               -                     -

STOCKHOLDERS' EQUITY
Common stock - $.01 par value;  50,000,000 shares authorized;  10,000,003 shares outstanding June 30, 2000; 10,000,000 shares outstanding December
     31, 1999                                                                             100                   100
Paid in capital                                                                        84,900                84,900
Retained earnings                                                                      33,288                20,529
                                                                                   ----------            ----------
TOTAL STOCKHOLDERS' EQUITY                                                            118,288               105,529
                                                                                   ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  598,194            $  588,576
                                                                                   ==========            ==========

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                                        Predecessor
                                                                          Reorganized Company             Company
                                                                          -------------------             -------

                                                                    Three         Three         Six         Three
                                                                   Months        Months       Months        Months
                                                                    Ended         Ended        Ended        Ended
                                                                  June 30,      June 30,      June 30,      Mar 31,
(Dollars in thousands, except per share data)                       2000          1999         2000          1999
                                                                    ----          ----         ----          ----
INTEREST INCOME
Finance charges and loan fees                                     $ 29,942     $ 35,832      $ 59,740       $ 35,313
Investment income                                                    2,373        1,986         4,464            414
                                                                  --------     --------      --------       --------
  Total interest income                                             32,315       37,818        64,204         35,727
INTEREST EXPENSE                                                    10,079       11,276        20,164            474
                                                                  --------     --------      --------       --------
Net interest income before provision for finance
  credit losses                                                     22,236       26,542        44,040         35,253
PROVISION FOR FINANCE CREDIT LOSSES                                  5,420        8,426         6,650          9,857
                                                                  --------     --------      --------       --------
Net interest income after provision for finance
  credit losses                                                     16,816       18,116        37,390         25,396
                                                                  --------     --------      --------       --------
OTHER OPERATING INCOME
Insurance premiums                                                   2,739        1,097         5,888            815
Fees and insurance commissions                                         327          966           709          1,240
Other revenue                                                          583          328         1,122            998
                                                                  --------     --------      --------       --------
Total other operating income                                         3,649        2,391         7,719          3,053
                                                                  --------     --------      --------       --------
OTHER OPERATING EXPENSES
Salaries and employee benefits                                      10,450       11,415        21,649         13,150
Occupancy expense                                                      799          972         1,583            999
Equipment expense                                                      498          352           941            767
Data processing expense                                                295          451           522            469
Insurance claims and other underwriting expense                      1,651         (412)        3,687            (29)
Amortization                                                        (2,469)      (2,469)       (4,938)           215
Reorganization expenses, net                                            --           --            --          1,105
Restructuring charges                                                   --        1,941          (158)            --
Other expenses                                                       3,879        4,087         7,719          4,389
                                                                  --------     --------      --------       --------
Total other operating expenses                                      15,103       16,337        31,005         21,065
                                                                  --------     --------      --------       --------
OPERATING INCOME                                                     5,362        4,170        14,104          7,384

NON-OPERATING EXPENSES
Reorganization expenses                                                 --           --            --         33,719
                                                                  --------     --------      --------       --------
INCOME (LOSS) BEFORE INCOME TAXES
        AND EXTRAORDINARY CREDITS                                    5,362        4,170        14,104        (26,335)
Income tax provision (benefit)                                      (1,133)         671         1,345         (5,287)
                                                                  --------     --------      --------       --------
Net income (loss) before extraordinary credits                       6,495        3,499        12,759        (21,048)
Extraordinary credits:
Gain on discharge of indebtedness, net of taxes                         --           --            --         45,570
                                                                  --------     --------      --------       --------
NET INCOME                                                        $  6,495     $  3,499      $ 12,759       $ 24,522
                                                                  ========     ========      ========       ========
Weighted average common shares outstanding:
  Basic                                                             10,000       10,000        10,000             **
  Diluted                                                           10,000       10,144        10,004             **
Earnings per common share
  Basic                                                           $   0.65     $   0.35      $   1.28             **
  Diluted                                                         $   0.65     $   0.34      $   1.28             **
Dividends per share declared                                            --           --            --             **

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

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                            Retained                           Total
(Dollars in thousands)                    Common           Paid In          Earnings         Treasury       Stockholders'
                                           Stock           Capital          (Deficit)          Stock           Equity
                                           -----           -------          ---------          -----           ------
PREDECESSOR COMPANY

Balance at January 1, 1999              $   177,901       $  8,244     $    (103,351)      $    (53,664)       $ 29,130

Net income for period January 1,
   1999 through March 31, 1999                   --             --            24,522                 --          24,522

Effect of Reorganization and
  Fresh Start Reporting:
    Extinguishment of old stock            (177,901)        (8,244)           78,829             53,664         (53,652)
    Issuance of new stock                       100         84,900                --                 --          85,000
                                        -----------       --------     -------------       ------------        --------
Balance at March 31, 1999               $       100       $ 84,900     $          --       $         --        $ 85,000
                                        ===========       ========     =============       ============        ========

POST-EMERGENCE
REORGANIZED COMPANY

Balance at April 1, 1999                $       100       $ 84,900     $          --       $         --        $ 85,000
Net income for period
   April 1, 1999 through
   June 30, 1999                                 --             --             3,499                 --           3,499
                                        -----------       --------     -------------       ------------        --------
Balance at June 30, 1999                $       100       $ 84,900     $       3,499       $         --        $ 88,499
                                        ===========       ========     =============       ============        ========



Balance at January 1, 2000              $       100       $ 84,900     $      20,529       $         --        $105,529
Net income for period
   January 1, 2000 through
   March 31, 2000                                --             --             6,264                 --           6,264
                                        -----------       --------     -------------       ------------        --------
Balance at March 31, 2000                       100         84,900            26,793                 --         111,793
Net income for period
   April 1, 2000 through
   June 30, 2000                                 --             --             6,495                 --           6,495
                                        -----------       --------     -------------       ------------        --------
Balance at June 30, 2000                $       100       $ 84,900     $      33,288       $         --        $118,288
                                        ===========       ========     =============       ============        ========

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                           Predecessor
                                                                          Reorganized Company                Company
                                                                --------------------------------------       -------
                                                                   Three         Three          Six          Three
                                                                   Months        Months       Months         Months
                                                                   Ended         Ended         Ended          Ended
                                                                  June 30,      June 30,     June 30,        Mar 31,
(Dollars in thousands)                                              2000          1999         2000           1999
                                                                    ----          ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  6,495     $   3,499    $  12,759      $  24,522
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Provision for finance credit losses                               5,420         8,426        6,650          9,857
   Gain on sale of finance receivables                                  --            --          (77)            --
   Provision (benefit) for deferred income taxes                        --            --           --         (5,287)
   Net (increase)/decrease in income tax receivable                    654             -        1,573           (767)
   Net increase in taxes payable                                       896           553        2,966         10,559
   Net gain on discharge of indebtedness                                --            --           --        (68,228)
   Extinguishment of dividend payable                                   --            --           --        (12,937)
   Write-off of goodwill and fixed assets, net                          --            --           --         16,022
   Depreciation and amortization                                    (2,301)       (2,470)      (4,630)           607
   Net (increase) decrease in other assets                            (582)        4,992        5,677           (367)
   Net increase (decrease) in other liabilities                       (566)      (45,156)      (1,165)        26,432
                                                                  --------     ---------    ---------      ---------
Net cash provided by (used in) operating activities                 10,016       (30,156)      23,753            413

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on finance receivables                       80,100        97,604      163,335        108,952
   Finance receivables originated or acquired                      (82,321)      (88,459)    (163,020)      (101,075)
   Proceeds from sale of finance receivables                            --            --        2,075             --
   Proceeds from sale of credit card portfolio                          --            --           --         22,414
   Purchases of furniture, fixtures and equipment                     (453)         (826)        (951)          (175)
                                                                  --------     ---------    ---------      ---------

       Net cash provided by (used in) investing activities          (2,674)        8,319        1,439         30,116

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of senior debt and commercial paper                       --      (100,707)          --           (774)
                                                                  --------     ---------    ---------      ---------
       Net cash used in financing activities                            --      (100,707)          --           (774)
                                                                  --------     ---------    ---------      ---------

   Net increase (decrease) in cash and cash equivalents              7,342      (122,544)      25,192         29,755

   Cash and equivalents at beginning of period                     141,485       216,105      123,635        186,350
                                                                  --------     ---------    ---------      ---------
   Cash and equivalents at end of period                          $148,827     $  93,561    $ 148,827      $ 216,105
                                                                  ========     =========    =========      =========

SUPPLEMENTAL CASH DISCLOSURES
   Income taxes paid to federal and state governments             $    201     $     164    $     610      $  13,133
   Net interest paid                                                 9,912        31,822       19,831             44

SUPPLEMENTAL NON-CASH DISCLOSURES
   Cancellation of indebtedness                                         --            --           --      $ 148,978
   Extinguishment of old stock                                          --            --           --        (53,652)
   Issuance of new stock                                                --            --           --         85,000

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

Note 1 - Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 1999, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments (consisting solely of normal recurring matters, except as discussed in the following paragraph and except for the restructuring charge) for a fair presentation of results as of the dates and for the periods covered by the financial statements.

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

A black line has been drawn between the accompanying Condensed Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for the three-month period ended March 31, 1999 and all subsequent periods to distinguish between the Predecessor Company and the Reorganized Company.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounts which are subject to such estimation techniques include the allowance for finance credit losses. Actual results could differ from these estimates.

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

The Senior Secured Notes are comprised of (i) Series A Senior Secured Notes Due March 23, 2001, (the "Series A Notes") which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Senior Secured Notes Due March 23, 2001, (the "Series B Notes") which have a floating rate of interest based on the three month LIBOR (London Interbank Offered Rate), payable quarterly. The Company entered into an interest rate hedge effective March 31, 1999, the effect of which was to cap the maximum rate of the Series B Notes at 10%. The Company's senior lenders prior to the Effective Date were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the second quarter of 1999, holders of the old senior debt elected to receive $232,829,482 of the Series A Notes and $201,335,561 of the Series B Notes totaling an aggregate principal amount of the Senior Secured Notes of $434,165,043. During the third quarter of 1999, MFN retired debt with a face value of $52,923,298 prior to scheduled maturity. The principal amount of Series A Notes and Series B Notes outstanding at both June 30, 2000 and December 31, 1999 was $202,829,482 and $178,412,263, respectively, for a total of
$381,241,745. Principal payments on the Senior Secured Notes are not due until maturity on March 23, 2001. The Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002.

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

The Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of March 31, 1999:

                                            Predecessor          Fresh Start          Reorganized
                                               Company           Adjustments            Company
                                           March 31, 1999    Debit        Credit     March 31, 1999
                                           --------------    -----        ------     --------------
Assets
   Cash and cash equivalents                  $216,105      $     -     $        -      $216,105
   Finance receivables, net                    535,523            -              -       535,523
   Other assets                                 31,200            -              -        31,200
                                              --------      -------     ----------      --------
Total Assets                                  $782,828      $     -     $        -      $782,828
                                              ========      =======     ==========      ========

                                                        Predecessor             Fresh Start          Reorganized
                                                           Company              Adjustments             Company
                                                       March 31, 1999      Debit          Credit    March 31, 1999
                                                       --------------      -----          ------    --------------
Liabilities
   Senior Debt                                           $ 674,471       $240,306(a)     $      -      $434,165
   Excess cash payments to senior
     debt holders                                                -              -         100,707(b)    100,707
   Subordinated debt                                        22,500              -               -        22,500
   Interest payable                                         30,552          9,008(a)            -        21,544
   Other liabilities                                        23,801            371(c)            -        23,430
   Income taxes                                              4,472              -          22,659(d)     27,131
   Litigation accrual                                       18,950              -               -        18,950
   Excess of revalued net assets over
     liabilities and stockholders' investment                    -              -          49,401(e)     49,401
                                                         ---------       --------        --------      --------
Total Liabilities                                          774,746        249,685         172,767       697,828
Stockholders' Equity
   Common stock                                            177,901        177,901(f)          100(g)        100
   Paid-in capital                                           8,244          8,244(f)       84,900(g)     84,900
   Accumulated deficit                                    (124,399)             -          78,829(f)          -
                                                                                           45,570(h)          -
   Treasury stock                                          (53,664)             -          53,664(f)          -
                                                         ---------       --------        --------      --------
Total Stockholders' Equity                                   8,082        186,145         263,063        85,000
                                                         ---------       --------        --------      --------
Total Liabilities and Stockholders' Equity               $ 782,828       $435,830        $435,830      $782,828
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
          Fair value of identifiable assets                       $ 782,828
          Less: reorganized value of new debt                       456,665
          Less: reorganized value of new equity                      85,000
          Less: fair value of identifiable liabilities              191,762
                                                                  ---------
                                                                  $  49,401
                                                                  =========
(f)   To eliminate stockholders' equity of the Predecessor Company.
(g) To record 10,000,000 shares of New Common Stock at an assumed market value of $8.50 per share.

(h) To record the extraordinary gain resulting from discharge of indebtedness. The extraordinary gain, net of taxes is calculated below:

          Historical carrying value of old debt securities                             $   696,971
          Historical carrying value of related accrued interest                             29,405
          Value exchanged for old debt:
            Excess cash payment, including interest                                       (121,104)
            Senior secured notes                                                          (434,165)
            Senior subordinated notes                                                      (22,500)
            New common stock (9.5 million shares to creditors)                             (80,750)
            Other                                                                              372
                                                                                       -----------
            Extraordinary gain before tax                                                   68,229
            Tax provision                                                                  (22,659)
                                                                                       -----------
            Extraordinary gain                                                         $    45,570
                                                                                       ===========

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

                                                                                     Reorganized Company
                                                                            ---------------------------------------
                                                                              Three          Three           Six
                                                                             Months         Months        Months
                                                                              Ended          Ended          Ended
                                                                            June 30,       June 30,       June 30,
(Dollars in thousands, except per share data)                                2000           1999           2000
---------------------------------------------                                ----           ----           ----
BASIC
Net income                                                               $     6,495    $     3,499     $    12,759
Average common shares outstanding                                         10,000,003     10,000,000      10,000,003
Earnings per common share                                                $      0.65    $      0.35     $      1.28

DILUTED
Net income                                                               $     6,495    $     3,499     $    12,759
Average common shares outstanding and common
share equivalents outstanding                                             10,000,003     10,222,410      10,004,296
Earnings per common share                                                $      0.65    $      0.34     $      1.28

Due to the Company's emergence from the Voluntary Case and the implementation of Fresh Start Reporting, the presentation of earnings per share for the Predecessor Company is not meaningful.

Note 5 - Reclassifications

Certain data from the prior periods has been reclassified to conform to the current period presentation.

Note 6 - Contingencies and Legal Matters

The Securities and Exchange Commission is investigating the events giving rise to the accounting irregularities announced by the Company in January, 1997. Those events are also under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company is cooperating fully in these investigations.

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

Note 7 - Income Taxes

The 2000 provision for income taxes was calculated using a 39.5% tax rate on earnings before income taxes adjusted for 1) the amortization of the excess of revalued net assets over liabilities and stockholders' investment and 2) state income tax refunds totaling $2.2 million received during the second quarter of 2000. The state tax refunds decreased the income tax provision.

Note 8 - Debt

The following table presents the Company's debt instruments and the interest rates on the debt for both June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                Balance       Rate
                                                -------       ----
Senior secured debt                            $381,242      10.00%
Senior subordinated debt                         22,500      11.00%
                                               --------      ------
        Total                                  $403,742      10.06%
                                               ========      ======

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

The principal amount of Series A Notes and Series B Notes outstanding at both June 30, 2000 and December 31, 1999 was $202,829,482 and $178,412,263,
respectively, for a total of $381,241,745. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of senior secured notes will not exceed a 10.0% annual rate to the Company.

The Company's senior secured debt is secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the senior secured notes.

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002.

Note 9 - Stock Options

Under the Plan of Reorganization, options to purchase 950,000 shares of the Company's authorized and unissued New Common Stock were reserved under the Amended and Restated 1989 Stock Option Plan ("Stock Option Plan") and options to purchase 1,000,000 shares were granted pursuant to an employment agreement with the Company's Chief Executive Officer. Total options outstanding at June 30, 2000 were 1,685,000.

During the three-month period ended June 30, 2000, options to purchase 20,000 shares were granted to officers, effective April 27, 2000 ("Grant Date"), at an exercise price of $6.50 per share (the market value per common share on the Grant Date). These options to purchase shares vest 1/3 per year beginning on the first anniversary of the Grant Date. During this same period, options to purchase 20,000 shares were forfeited.

MFN applies APB Opinion 25 and its Interpretations in accounting for its options granted, and accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated financial statements.

Note 10 - Warrants

According to the Plan of Reorganization which became effective March 23, 1999, three series of warrants (580,000 of each series) to purchase the Company's common stock were distributed to the Exchange Agent for the benefit of former stockholders of record on March 22, 1999. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. Warrants to purchase three shares of the Company's stock have been exercised.

Note 11 - Restructuring Charges

During the second quarter of 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. These charges (included in other operating expenses) and their utilization is summarized below (dollars in thousands):

                                      Amounts     Amounts   Amounts    Adjust-   Balance
                                      Charged    Utilized  Utilized     ments    June 30,
                                      In 1999     In 1999   In 2000    In 2000    2000
                                      -------     -------   -------    -------    ----
Lease buyouts and other expenses       $  998     $   380   $   301    $   104   $   213
Employee severance and retention          952         333       504         54        61
                                       ------     -------   -------    -------   -------

  Total                                $1,950     $   713   $   805    $   158   $   274
                                       ======     =======   =======    =======   =======

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

A $158,000 credit was recorded to restructuring expense during the six-month period ended June 30, 2000 to adjust previously recorded reserves for a change in estimated reserve requirements.

Note 12 - Reorganization Expenses

In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization are reported separately as reorganization expenses in the Condensed Consolidated Statements of Income. These expenses were incurred by the Predecessor Company and are summarized below for the three month period ended March 31, 1999 (dollars in thousands):

Interest expense                                                 $ 19,847
Management consultants                                              6,933
Adjustments of assets and liabilities to fair value                 3,085
Creditor attorneys and advisors                                     1,193
Corporate counsel                                                     846
Independent accountants                                               550
Board of Directors representation                                     100
Other                                                               1,165
                                                                 --------
  Total                                                          $ 33,719
                                                                 ========

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
PERIODS ENDED JUNE 30
(Unaudited)

                                                                                                         Predecessor
                                                                          Reorganized Company              Company
                                                                  ------------------------------------     -------
                                                                    Three         Three         Six         Three
                                                                   Months        Months       Months       Months
                                                                    Ended         Ended        Ended        Ended
                                                                  June 30,      June 30,      June 30,     Mar 31,
(Dollars in thousands)                                              2000          1999         2000         1999
                                                                    ----          ----         ----         ----
ASSETS
Cash and cash equivalents                                       $  147,706   $  101,030    $  142,379     $  202,091
Finance receivables, net of unearned income                        507,245      614,867       509,500        631,075
Less: allowance for credit losses                                   38,083       49,312        38,490         53,547
Less: nonrefundable dealer reserves                                 33,005       37,745        33,187         34,064
                                                                ----------   ----------    ----------     ----------
Finance receivables, net                                           436,157      527,810       437,823        543,464
Other assets                                                        14,870       11,007        16,164         31,312
                                                                ----------   ----------    ----------     ----------
  TOTAL ASSETS                                                  $  598,733   $  639,847    $  596,366     $  776,867
                                                                ==========   ==========    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities                                    $  403,742   $  456,665    $  403,742     $  697,358
Other liabilities                                                   80,028       96,095        80,866         54,903
                                                                ----------   ----------    ----------     ----------
TOTAL LIABILITIES                                                  483,770      552,760       484,608        752,261
STOCKHOLDERS' EQUITY                                               114,963       87,087       111,758         24,606
                                                                ----------   ----------    ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                          $  598,733   $  639,847    $  596,366     $  776,867
                                                                ==========   ==========    ==========     ==========

Ratios:
Net interest margin                                                  13.58%       14.83%        13.51%            **
Net income to average total assets                                    4.34%        2.19%         4.28%            **
Net income to average stockholders' equity                           22.60%       16.07%        22.83%            **

**   Amounts as they relate to Predecessor Company are not meaningful due to the
    Voluntary Case. See notes 2 and 3 of the condensed consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, contains certain forward-looking statements pertaining to the success of the Company's new technology to process sales finance applications, expected operating results, loss provisions, refinancing debt and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, the success of new business methods and systems, the Company's ability to refinance its debt and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Currently, MFN's primary strategic focus is the purchasing of installment retail sales finance contracts from automobile dealers. MFN does this through its Centralized Purchasing Offices ("CPOs"), and the use of Dealer Development Managers ("DDMs"). DDMs service the automobile dealers both in markets where MFN has a branch and where it does not maintain a physical location. DDMs are responsible for developing new dealer relationships, maintaining existing relationships, explaining the Company's underwriting criteria to the dealers and maintaining current contractual dealer agreements between the Company and the dealer. In addition, DDMs can help provide ideas to the dealers on attracting customers to their dealerships. Prior to 1999, the branches and their personnel were responsible for these activities.

Beginning in 1998, substantially all purchases of automobile retail installment contracts are approved through CPOs which serve as the centralized underwriter of credit. The CPOs have helped the Company apply consistent underwriting standards, which has resulted in reduced charge-offs on 1998, 1999 and 2000 originations as compared to older accounts. In addition, during the second quarter of 2000, the Company completed installation of new technology to process sales finance applications. This technology incorporates additional risk management features which the Company believes will help reduce risk in the portfolio. Substantially all automobile retail installment sales applications are now processed through the Company's new system. The system automatically pulls in a credit bureau report on each applicant, checks values of the proposed collateral and performs specific checks on the applicants. The system also incorporates the Company's underwriting criteria and will reject applications which fail to meet certain minimum standards. Applications which meet these minimums are investigated further by an underwriter and investigator team before they are approved for purchase.

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

To facilitate a comparison of the Company's year-to-date operating performance in fiscal years 2000 and 1999, the following discussion of certain consolidated financial information may be presented on a traditional comparative basis for all periods even though the accounting requirements for companies upon emergence from bankruptcy calls for separate reporting for the reorganized company and the predecessor company.

A black line has been drawn between the accompanying Condensed Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows between the three-month period ended March 31, 1999 and all subsequent periods to distinguish between the Predecessor Company and the Reorganized Company.

The results for the interim periods shown for the Reorganized Company and the Predecessor Company are not to be considered as being indicative of the results that are expected for the full year.

The following is management's discussion and analysis of the condensed consolidated financial condition of the Reorganized Company at June 30, 2000 and December 31, 1999. Condensed consolidated results of operations are for the three-month periods ended June 30, 2000 and June 30, 1999 and the six-month period ended June 30, 2000 for the Reorganized Company and for the three-month period ended March 31, 1999 for the Predecessor Company. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Again, the results of operations of the Predecessor Company are not necessarily indicative of future results of the Reorganized Company.

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

Assets and Finance Receivables

Total assets of the Company at June 30, 2000 increased 3.3% on an annualized basis to $598.2 million compared to $588.6 million at December 31, 1999 primarily due to a $25.2 million increase in cash and cash equivalents offset partially by a $14.8 million decrease in finance receivables, net of unearned income.

The Company's offices in Illinois, Florida and Virginia accounted for approximately 14%, 10%, and 8%, respectively, of all sales and direct finance receivables outstanding at June 30, 2000.

The following table summarizes the composition of finance receivables at the dates indicated (dollars in thousands):

                                                                     June 30,       December 31,
                                                                       2000             1999
                                                                       ----             ----
Direct Finance Receivables
     Interest-bearing                                                $   5,951       $   9,961
     Precompute                                                         19,157          30,666
                                                                     ---------       ---------
       Total direct finance receivables                                 25,108          40,627
Sales Finance Receivables
     Interest-bearing                                                   31,081           9,596
     Precompute                                                        576,886         600,782
                                                                     ---------       ---------
      Total sales finance receivables                                  607,967         610,378
                                                                     ---------       ---------
Gross Finance Receivables                                            $ 633,075       $ 651,005
                                                                     =========       =========

Direct Finance Receivables

     Interest-bearing                                                $   5,951       $   9,961
     Precompute, net of unearned income                                 15,111          24,886
                                                                     ---------       ---------
       Total direct finance receivables, net of unearned income         21,062          34,847
Sales Finance Receivables
     Interest-bearing                                                   31,081           9,596
     Precompute, net of unearned income                                453,042         475,569
                                                                     ---------       ---------
       Total sales finance receivables, net of unearned income         484,123         485,165
                                                                     ---------       ---------
Finance Receivables, Net of Unearned Income                          $ 505,185       $ 520,012
                                                                     =========       =========

The following sets forth a summary of originations net of unearned income for the three-month and six-month periods ended June 30, (dollars in thousands):

                                                                    Three Months Ended         Six Months Ended
                                                                    ------------------         ----------------
                                                                  June 30,      June 30,     June 30,     June 30,
                                                                    2000          1999         2000         1999
                                                                    ----          ----         ----         ----
Direct finance receivables                                       $   2,444     $ 11,378     $  5,646      $ 20,878
Sales finance receivables                                           87,653       84,764      172,597       185,051
                                                                 ---------    ---------     --------     ---------
     Total originations and acquisitions                         $  90,097     $ 96,142     $178,243      $205,929
                                                                 =========    =========     ========     =========

Originations of direct finance receivables during the second quarter of 2000 are down from the same period of last year attributable to the Company's strategic decision to place a greater emphasis on purchasing sales finance contracts versus direct lending. Originations of sales finance receivables during the second quarter of 2000 are up 3.4% or $2.9 million from the same period of last year and down approximately 6.7% or $12.5 million for the six month period ended June 30, 2000 compared to the same period a year ago. During the second quarter of 1999, the Company announced the decision to discontinue originations in certain markets deemed not to have sufficient profit potential.

The Company completed the installation of new technology at its CPO locations during the second quarter of 2000. This technology adds additional risk management features and is expected to allow the CPOs to become more efficient in processing sales finance applications and managing dealer relationships. The Company intends to continue to place a greater emphasis on purchasing automobile sales finance contracts versus direct lending.

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

The following is a summary of the activity in the allowance for finance credit losses for the three-month and six-month periods ended June 30 (dollars in thousands):

                                                                    Three Months Ended          Six Months Ended
                                                                    ------------------          ----------------
                                                                  June 30,      June 30,      June 30,     June 30,
                                                                    2000          1999          2000         1999
                                                                    ----          ----          ----         ----
Balance at beginning of period                                    $ 37,961     $ 49,938      $ 39,543      $ 53,485
Reserves recaptured in conjunction
     with sale of finance receivables                                   --           --           (90)           --
Provision for finance credit losses                                  5,420        8,426         6,650        18,283
Finance receivables charged-off, net of recoveries                  (5,447)     (11,057)      (11,530)      (26,959)
Net amount transferred from (to) reserve for
     repossessed assets                                               (821)       1,400         2,540         3,898
                                                                  --------     --------      --------      --------
Balance at end of period                                          $ 37,113     $ 48,707      $ 37,113      $ 48,707
                                                                  ========     ========      ========      ========

Allowance for finance credit losses as a percent of total
     finance receivables, net of unearned income                                                 7.35%         8.08%

Repossessed assets are carried in other assets and are reserved at 75% of the outstanding balance owed. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any outstanding balance deficiency is charged-off. Reserves on sold repossessed assets are then transferred back to the allowance for finance credit losses. The increase or decrease in the allowance for finance credit losses related to the transfer from the repossessed asset reserve is due to the decline or increase in repossessed assets.

The amount of the provision for credit losses decreased in the three-month and six-month periods ended June 30, 2000 compared to the same periods in 1999 due to an improvement in the relative delinquency of the remaining portfolio. The overall reduction of the reserve as a percent of the receivable portfolio is due to improvement in the amount of delinquencies at June 30, 2000 compared to the same period one year ago.

Nonrefundable Dealer Reserves

The Company acquires a majority of its sales finance contracts from dealers at a discount. The amount of the discounts are negotiated with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired.

The following is a summary of the activity in the nonrefundable dealer reserves for the three-month and six-month periods ended June 30 (dollars in thousands):

                                                                  Three Months Ended         Six Months Ended
                                                                  ------------------         ----------------
                                                                June 30,      June 30,      June 30,    June 30,
                                                                  2000          1999         2000         1999
                                                                  ----          ----         ----         ----
Balance at beginning of period                                  $ 33,113     $ 37,503      $ 34,062      $ 36,820
Discounts acquired on new volume                                   7,776        7,685        15,223        16,397
Net charge-offs absorbed                                          (7,725)      (7,325)      (16,121)      (15,354)
                                                                --------     --------      --------      --------
Balance at end of period                                        $ 33,164     $ 37,863      $ 33,164      $ 37,863
                                                                ========     ========      ========      ========

Nonrefundable dealer reserves as a percent of sales
     finance receivables, net of unearned income                                               6.85%         7.18%
                                                                                               ====          ====

Discounts acquired as a percent of sales finance
     receivable originations, net of unearned income                8.87%        9.07%         8.82%         8.86%
                                                                    ====         ====          ====          ====

Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but instead are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables.

Income Tax Accounts

At June 30, 2000, the Company had recorded net income tax receivables and prepayments of approximately $7.1 million and a $22.3 million tax liability consisting primarily of deferred taxes.

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

Debt

The following table presents the Company's debt instruments and the interest rates on the debt at both June 30, 2000 and December 31, 1999 (dollars in thousands):

                                             Balance       Rate
                                             -------       ----
Senior secured debt                         $381,242      10.00%
Senior subordinated debt                      22,500      11.00%
                                            --------      -----
        Total                               $403,742      10.06%
                                            ========      =====

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

The principal amount of Series A Notes and Series B Notes outstanding for both June 30, 2000 and December 31, 1999 was $202,829,482 and $178,412,263,
respectively, for a total of $381,241,745. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of senior secured notes will not exceed a 10.0% annual rate to the Company.

The Company's senior secured debt is secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the senior secured notes.

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002.

Stockholders' Equity

Total stockholders' equity at June 30, 2000 was $118.3 million or 19.8% of total assets compared with $105.5 million or 17.9% of total assets at December 31, 1999. During the three-month and six-month periods ended June 30, 2000, the Reorganized Company reported net income of $6.5 million and $12.8 million, respectively, and did not declare any dividends or repurchase any shares of common stock.

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

Net Income

During the three-month periods ended June 30, 2000 and June 30, 1999 and during the six-month period ended June 30, 2000, the Reorganized Company reported net income of $6.5 million, $3.5 million and $12.8 million, respectively. Six-month results are not comparable to last year due to adoption of Fresh Start Reporting as of March 31, 1999 and reorganization expenses related to the Voluntary Case.

Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest income and interest expense before provision for finance credit losses. For the three-month period ended June 30, 2000, net interest income was $22.2 million compared to $26.5 million one year ago. The decline in net interest income is due primarily to lower finance receivable balances. The net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 13.58% for the three-month period ended June 30, 2000 compared to 14.83% one year ago. The decline in the net interest margin is attributable to a change in the mix of earning assets. In 2000, 22.5% of earning assets were in cash and cash equivalents compared to 14.1% for the same period one year ago. This had a negative impact on the overall yield of earning assets.

For the six-month period ended June 30, 2000, net interest income was $44.0 million compared to $52.2 million one year ago. 1999 net interest income of $52.2 million has been adjusted to remove the impact of SOP 90-7. This adjustment reduces reported interest expense and interest income by $11.473 million and $1.893 million, respectively. For the six-month period ended June 30, 2000, the net interest margin was 13.51% compared to 13.48% one year ago, adjusted to remove the impact of SOP 90-7.

The following table summarizes net interest income and the net interest margin for the three-month and six-month periods ended June 30 (dollars in thousands) after taking into consideration the adjustments noted to the 1999 six-month amounts:

                                                              Three Months Ended          Six Months Ended
                                                              ------------------          ----------------
                                                            June 30,      June 30,      June 30,     June 30,
                                                              2000          1999          2000         1999
                                                              ----          ----          ----         ----
Average interest earning assets:
     Cash and cash equivalents                              $147,706     $101,030      $142,379      $151,561
     Finance receivables                                     507,245      614,867       509,500       622,971
                                                            --------     --------      --------      --------
        Total average earning assets                         654,951      715,897       651,879       774,532
Average interest bearing liabilities                         403,742      456,665       403,742       577,012
                                                            --------     --------      --------      --------
Net                                                         $251,209     $259,232      $248,137      $197,520
                                                            ========     ========      ========      ========

Interest income:
     Cash and cash equivalents                              $  2,373     $  1,986      $  4,464      $  4,293
     Finance receivables                                      29,942       35,832        59,740        71,145
                                                            --------     --------      --------      --------
        Total interest income                                 32,315       37,818        64,204        75,438
Interest expense                                              10,079       11,276        20,164        23,223
                                                            --------     --------      --------      --------
Net interest income before provision
     for finance credit losses                              $ 22,236     $ 26,542      $ 44,040      $ 52,215
                                                            ========     ========      ========      ========

                                                                    Three Months Ended         Six Months Ended
                                                                    ------------------         ----------------
                                                                  June 30,      June 30,     June 30,    June 30,
                                                                    2000          1999         2000        1999
                                                                    ----          ----         ----        ----
Yield:
     Cash and cash equivalents                                      6.46%         7.89%         6.31%        5.71%
     Finance receivables                                           23.61%        23.31%        23.45%       22.84%
                                                                   -----         -----         -----        -----
        Earning assets                                             19.74%        21.13%        19.70%       19.48%
Cost of funds                                                       9.99%         9.88%         9.99%        8.05%
                                                                   -----         -----         -----        -----
Net interest spread                                                 9.75%        11.25%         9.71%       11.43%
                                                                   =====         =====         =====        =====

Net interest margin                                                13.58%        14.83%        13.51%       13.48%
                                                                   =====         =====         =====        =====

Yields on finance receivables in the three-month and six-month periods of 2000 improved 30 basis points and 61 basis points, respectively, compared to the same periods one year ago. This was the result of lower levels of nonaccrual loans and a change in the mix of finance receivables.

Other Operating Income

In addition to finance charges and interest, the Company has other operating income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of the Company.

Other operating income for the three-month and six-month periods ended June 30, 2000 increased $1.3 million and $2.2 million, respectively, compared to the same periods one year ago. A new revenue sharing program on collateral protection insurance resulted in insurance premium income increases during the same periods of $1.6 million and $4.0 million, respectively. Commissions earned on credit life, accident and health, property and involuntary unemployment insurance decreased $639,000 and $1.5 million, respectively, during the same periods reflecting a shift away from the direct lending business.

The following table summarizes the components of other operating income for the three-month and six-month periods ended June 30 (dollars in thousands):


                                                               Three Months Ended         Six Months Ended
                                                               ------------------         ----------------
                                                             June 30,      June 30,      June 30,    June 30,
                                                               2000          1999         2000         1999
                                                               ----          ----         ----         ----
Insurance premiums                                            $ 2,739      $ 1,097       $ 5,888      $ 1,912
Fees and insurance commissions                                    327          966           709        2,206
Other income                                                      583          328         1,122        1,326
                                                              -------      -------       -------      -------
     Total                                                    $ 3,649      $ 2,391       $ 7,719      $ 5,444
                                                              =======      =======       =======      =======

Other operating income as a percent of
        average interest bearing assets                          2.23%        1.34%         2.37%        1.41%
                                                              =======      =======       =======      =======

Other Operating Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

Other operating expense for the three-month and six-month periods ended June 30, 2000 decreased $1.2 million and $6.5 million, respectively, compared to the same periods one year ago. $2.7 million of the decline for the six-month comparable period is amortization of the excess of revalued net assets over liabilities and stockholders' equity. The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to operating expense. Salaries and benefits decreased $1.0 million and $2.9 million during the same periods, respectively, attributable to staff reductions. Insurance claims and underwriting expenses associated with the collateral protection insurance program increased $2.1 million and $4.1 million, respectively, during the same periods. The six-month period of 1999 was positively impacted by reserve adjustments resulting from favorable claims experience.

The following table summarizes the components of other operating expenses for the three-month and six-month periods ended June 30 (dollars in thousands):

                                                                    Three Months Ended          Six Months Ended
                                                                    ------------------          ----------------
                                                                  June 30,      June 30,      June 30,    June 30,
                                                                    2000          1999          2000        1999
                                                                    ----          ----          ----        ----
Salaries and employee benefits                                    $ 10,450     $ 11,415       $ 21,649    $ 24,565
Insurance claims and other underwriting expense                      1,651         (412)         3,687        (441)
Goodwill amortization                                                   --           --             --         215
Amortization of excess of revalued net assets
     over liabilities and stockholders' equity                      (2,469)      (2,469)        (4,938)     (2,469)
Reorganization expenses, net                                            --           --             --       1,105
Restructuring expenses                                                  --        1,941           (158)      1,941
Other expenses                                                       5,471        5,862         10,765      12,486
                                                                  --------    ---------       --------    --------
     Total                                                        $ 15,103     $ 16,337       $ 31,005    $ 37,402
                                                                  ========     ========       ========    ========

Other operating expense as a percent of
        average interest bearing assets                               9.22%        9.13%          9.51%       9.66%
                                                                      ====         ====           ====        ====

Reorganization Expenses

Reorganization expenses for the six-month period ended June 30, 1999 (dollars in thousands) are as follows:

Professional fees                                                  $   2,998
Interest income                                                       (1,893)
                                                                   ---------
     Total                                                         $   1,105
                                                                   =========

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

Restructuring Charges

During the second quarter of 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. These charges (included in other operating expenses) and their utilization is summarized below (dollars in thousands):

                                                 Amounts       Amounts      Amounts      Adjust-     Balance
                                                 Charged      Utilized     Utilized       ments      June 30,
                                                 In 1999       In 1999      In 2000      In 2000       2000
                                                 -------       -------      -------      -------       ----
Lease buyouts and other expenses                 $    998      $   380      $   301      $   104      $   213
Employee severance and retention                      952          333          504           54           61
                                                 --------      -------      -------      -------      -------

     Total                                       $  1,950      $   713      $   805      $   158      $   274
                                                 ========      =======      =======      =======      =======

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

A $158,000 credit was recorded to restructuring expense during the six-month period ended June 30, 2000 to adjust previously recorded reserves for a change in estimated reserve requirements.

Non-Operating Reorganization Expenses

In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization are reported separately as reorganization expenses in the Condensed Consolidated Statements of Income. These expenses were incurred by the Predecessor Company and are summarized below for the three month period ended March 31, 1999 (dollars in thousands):

Interest expense                                                   $ 19,847
Management consultants                                                6,933
Adjustments of assets and liabilities to fair value                   3,085
Creditor attorneys and advisors                                       1,193
Corporate counsel                                                       846
Independent accountants                                                 550
Board of Directors representation                                       100
Other                                                                 1,165
                                                                   --------
     Total                                                         $ 33,719
                                                                   ========



CREDIT LOSSES AND DELINQUENCIES

The credit loss and delinquency information below are for both the Reorganized Company and the Predecessor Company.

Credit Losses

Finance receivable accounts which are contractually delinquent 90 days are charged off monthly before they become 120 days contractually delinquent. Accounts which are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize an extension of the charge-off period if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                                                     Three Months Ended         Six Months Ended
                                                                     ------------------         ----------------
                                                                  June 30,      June 30,      June 30,    June 30,
                                                                    2000          1999         2000         1999
                                                                    ----          ----         ----         ----
Provision for finance credit losses                                $ 5,420      $ 8,426       $ 6,650     $ 18,283
Net charge-offs:
     Absorbed by allowance for credit losses                         5,447       11,057        11,530       26,959
     Absorbed by nonrefundable dealer reserves                       7,725        7,325        16,121       15,354
Allowance for finance credit losses at end of period                                           37,113       48,707
Nonrefundable dealer reserves at end of period                                                 33,164       37,863

Ratios
------

Net charge-offs as a percent of average total
   finance receivables, net of unearned income
     Absorbed by allowance for credit losses                          4.30%        7.19%         4.53%        8.65%
     Absorbed by nonrefundable dealer reserves                        6.09%        4.77%         6.33%        4.93%
                                                                     -----        -----         -----        -----
          Total                                                      10.39%       11.96%        10.86%       13.58%
Allowance for finance credit losses as a percent of
     total finance receivables, net of unearned income                                           7.35%        8.08%
Nonrefundable dealer reserves as a percent of sales
     finance receivables, net of unearned income                                                 6.85%        7.18%

Delinquencies and Repossessions

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is classified as delinquent. The following table sets forth certain information regarding contractually delinquent accounts and repossessed assets at June 30 (dollars in thousands):

                                                                          2000        1999
                                                                          ----        ----
Delinquent non-bankrupt receivables, net of unearned income             $ 4,192     $ 11,481
Delinquent bankrupt accounts, net of unearned income                      2,033        6,311
Repossessed assets, net of reserves                                       1,696        2,544
                                                                        -------     --------
Total delinquent accounts, net of unearned
     income and repossessed assets, net of reserves                     $ 7,921     $ 20,336
                                                                        =======     ========

Bankrupt accounts, net of unearned income not in delinquent status      $ 6,569     $ 10,082
                                                                        =======     ========

Delinquent accounts, net of unearned income and
     repossessed assets, net of reserves as a percent of
     total finance receivables, net of unearned income                    1.57%       3.37%
                                                                          ====        ====

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

Delinquency and repossession numbers show significant improvement from June 30, 1999 due to improved collections. The Company believes this is due to focusing branch activities on collections, placing less emphasis on direct lending efforts, the impact of seasonal paydowns attributable to tax refunds and favorable general economic conditions. The Company does not anticipate further improvement in the delinquency results and may experience an increase in delinquencies in future periods.

LIQUIDITY AND FINANCIAL RESOURCES

At June 30, 2000, the Company had sufficient cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables. In addition, at June 30, 2000 the Company had $148.8 million in cash and cash equivalents, which can be used to fund future growth of finance receivables and other corporate activities.

At June 30, 2000, the Company had $381.2 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million of funding through March 23, 2002 in the form of Senior Subordinated Notes. See Notes 2 and 8 to the Condensed Consolidated Financial Statements.

The Company has installed new technology for underwriting sales finance receivables and to track portfolio performance. These systems will enable the Company to respond to information requests from potential funding sources as the time to refinance the existing debt approaches. The Company is currently seeking funding alternatives to refinance its debt. Until funding is secured, there can be no assurance as to the Company's ability to refinance its debt prior to maturity or the terms of any such refinancing.

Dividends may be paid on the Reorganized Company's Common Stock subject to certain financial conditions contained in the Company's indentures governing its Senior Secured Notes. At June 30, 2000, $16.6 million was available for payment under these restrictions. However, the Company does not anticipate payment of any dividends for the foreseeable future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. Management does not expect this statement to have a material impact on either the financial position, results of operations or financial statement disclosures of the Company.

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

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The annual meeting of stockholders of MFN Financial Corporation was held on April 25, 2000.

            (b)  Not Applicable

            (c) Set forth below is the tabulation of the votes for each nominee for election as director:

                                              For           Withheld Authority
                                              ---           ------------------

                 Thomas L. Gooding         8,945,345              10,340
                 Andrew C. Halvorsen       8,945,336              10,349
                 Edward G. Harshfield      8,945,155              10,530
                 Michael A. Kramer         8,945,380              10,305
                 Martin L. Solomon         8,945,311              10,374
                 Robert J. Stucker         8,945,305              10,380
                 George R. Zoffinger       8,945,213              10,472

                 Set forth below is the tabulation of the votes for approval of the MFN Financial Corporation Annual Executive Incentive Bonus Plan.

                                              For                 Against
                                              ---                 -------
                                           8,783,706              171,979

            (d)  Not Applicable

Item 5.     Other Information - Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits - See Exhibit Index following the signature page

            (b) Reports on Form 8-K - The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MFN FINANCIAL CORPORATION
                                 (Registrant)



Date:  August 4, 2000        /s/ Edward G. Harshfield
                             ------------------------
                             Edward G. Harshfield
                             Chairman and Chief Executive Officer


Date:  August 4, 2000        /s/ Jeffrey B. Weeden
                             ---------------------
                             Jeffrey B. Weeden
                             President and Chief Operating Officer


Date:  August 4, 2000        /s/ Mark D. Whitham
                             -------------------
                             Mark D. Whitham
                             Chief Financial Officer (Principal Accounting
                             Officer)

                               INDEX OF EXHIBITS

         Exhibit No.                            Description
         -----------                            -----------

         11.                               Computation of Earnings Per Share

         27.                               Financial Data Schedule