Form 10-Q
period 2000-09-30
MFN FINANCIAL CORP
filed 2000-11-07
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For The Quarter Ended September 30, 2000             Commission File No. 1-10176

                           MFN Financial Corporation
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                  36-3627010
------------------------------------    ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer identification no.)
   incorporation or organization)


   100 Field Drive, Suite 340, Lake Forest, Illinois              60045
------------------------------------------------------   -----------------------
      (Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code:  (847) 295-8600


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

Common Stock - $.01 par value, 10,000,003 shares as of October 31, 2000.

                           MFN FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX


                                                                                                                 PAGE
PART I           FINANCIAL INFORMATION
                 ---------------------

Item 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets..............................................................   3
            Condensed Consolidated Statements of Income........................................................   4
            Condensed Consolidated Statements of Changes in Stockholders' Equity...............................   5
            Condensed Consolidated Statements of Cash Flows....................................................   6
            Notes to Condensed Consolidated Financial Statements...............................................   7
            Condensed Consolidated Average Balance Sheets......................................................  16

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................  17

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...........................................................................................  33

PART II          OTHER INFORMATION
                 -----------------
Item 1.     Legal Proceedings..................................................................................  34
Item 2.     Changes in Securities..............................................................................  34
Item 3.     Defaults Upon Senior Securities....................................................................  34
Item 4.     Submission of Matters to a Vote of Security Holders................................................  34
Item 5.     Other Information..................................................................................  34
Item 6.     Exhibits and Reports on Form 8-K...................................................................  34

SIGNATURES.....................................................................................................  35

INDEX OF EXHIBITS..............................................................................................  36

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                        September 30,
(In thousands)                                                                             2000             December 31,
                                                                                         (Unaudited)           1999
                                                                                         -----------           ----
ASSETS
Cash and cash equivalents                                                               $  138,003         $   123,635

Finance receivables, net of unearned income                                                497,845             520,012
Less:  Allowance for finance credit losses                                                  38,362              39,543
Less:  Nonrefundable dealer reserves                                                        31,151              34,062
                                                                                        ----------         -----------
Finance receivables, net                                                                   428,332             446,407

Income taxes receivable                                                                      6,779               8,692
Furniture, fixtures and equipment, net                                                       2,594               1,918
Other assets (including repossessions)                                                       5,437               7,924
                                                                                        ----------         -----------
TOTAL ASSETS                                                                            $  581,145         $   588,576
                                                                                        ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior secured debt                                                                     $  359,792         $   381,242
Senior subordinated debt                                                                    22,500              22,500
Income taxes                                                                                23,631              19,289
Other liabilities                                                                           18,036              18,025
Excess of revalued net assets over liabilities
   and stockholders' investment                                                             34,580              41,991
                                                                                        ----------         -----------
TOTAL LIABILITIES                                                                          458,539             483,047
                                                                                        ----------         -----------

CONTINGENCIES                                                                                    -                   -

STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 50,000,000 shares
  authorized; 10,000,003 shares outstanding September 30,
  2000; 10,000,000 shares outstanding December 31, 1999                                        100                 100
Paid in capital                                                                             84,900              84,900
Retained earnings                                                                           37,606              20,529
                                                                                        ----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                                 122,606             105,529
                                                                                        ----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  581,145         $   588,576
                                                                                        ==========         ===========


   The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements for that date but does not include all the information in the accompanying notes required for complete financial statements.

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.


MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                                                     Predecessor
                                                                 Reorganized Company                   Company
                                                    ----------------------------------------------    --------
                                                      Three        Three       Nine         Six        Three
                                                      Months      Months      Months      Months       Months
                                                       Ended       Ended       Ended       Ended       Ended
                                                     Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,   March 31,
(In thousands, except per share data)                  2000        1999        2000        1999        1999
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Finance charges and loan fees                         $29,519     $33,940     $89,259     $69,772     $ 35,313
Investment income                                       2,448       1,240       6,912       3,226          414
                                                      -------     -------     -------     -------     --------
  Total interest income                                31,967      35,180      96,171      72,998       35,727
INTEREST EXPENSE                                        9,758      10,825      29,922      22,101          474
                                                      -------     -------     -------     -------     --------
Net interest income before provision for finance
  credit losses                                        22,209      24,355      66,249      50,897       35,253
PROVISION FOR FINANCE CREDIT LOSSES                     5,900       9,232      12,550      17,658        9,857
                                                      -------     -------     -------     -------     --------
Net interest income after provision for finance
  credit losses                                        16,309      15,123      53,699      33,239       25,396
                                                      -------     -------     -------     -------     --------
OTHER OPERATING INCOME
Insurance premiums                                      2,918       2,466       8,805       3,563          815
Fees and insurance commissions                            203         737         913       1,703        1,240
Other revenue                                             295         333       1,340         661          998
Gain on sale of finance receivables and assets             --       7,058          77       7,058           --
                                                      -------     -------     -------     -------     --------
Total other operating income                            3,416      10,594      11,135      12,985        3,053
                                                      -------     -------     -------     -------     --------
OTHER OPERATING EXPENSES
Salaries and employee benefits                          9,920      10,774      31,569      22,189       13,150
Occupancy expense                                         787         896       2,370       1,868          999
Equipment expense                                         484         388       1,425         740          767
Data processing expense                                   228         251         750         702          469
Insurance claims and other underwriting expenses        1,774       1,328       5,461         916          (29)
Amortization                                           (2,471)     (2,470)     (7,409)     (4,939)         215
Reorganization expenses, net                               --          --          --          --        1,105
Restructuring expenses                                    (12)          9        (170)      1,950           --
Other operating expenses                                3,833       3,247      11,552       7,333        4,389
                                                      -------     -------     -------     -------     --------
Total other operating expenses                         14,543      14,423      45,548      30,759       21,065
                                                      -------     -------     -------     -------     --------
OPERATING INCOME                                        5,182      11,294      19,286      15,465        7,384
NON-OPERATING EXPENSES
Reorganization expenses                                    --          --          --          --       33,719
                                                      -------     -------     -------     -------     --------
INCOME (LOSS) BEFORE INCOME TAXES
            AND EXTRAORDINARY CREDIT                    5,182      11,294      19,286      15,465      (26,335)
Income tax provision (benefit)                          1,351        (314)      2,696         358       (5,287)
                                                      -------     -------     -------     -------     --------
Net income (loss) before extraordinary credits          3,831      11,608      16,590      15,107      (21,048)
Extraordinary credits:
Gain on discharge of indebtedness, net of taxes            --          --          --          --       45,570
Gain on early retirement of debt, net of taxes            487       1,520         487       1,520           --
                                                      -------     -------     -------     -------     --------
NET INCOME                                            $ 4,318     $13,128     $17,077     $16,627     $ 24,522
                                                      =======     =======     =======     =======     ========
Weighted average common shares outstanding:
  Basic                                                10,000      10,000      10,000      10,000           **
  Diluted                                              10,003      10,054      10,003      10,087           **
Earnings per common share:
  Basic                                                 $0.43       $1.31       $1.71       $1.66           **
  Diluted                                               $0.43       $1.31       $1.71       $1.65           **
Dividends per share declared                            $0.00       $0.00       $0.00       $0.00           **

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

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                           Retained                  Total
(In thousands)                       Common     Paid In    Earnings    Treasury   Stockholders'
                                      Stock     Capital    (Deficit)    Stock        Equity
                                    ---------   --------   ---------   --------   -------------
PREDECESSOR COMPANY

Balance at January 1, 1999          $ 177,901    $ 8,244   $(103,351)  $(53,664)       $ 29,130
Net income for period January 1,
 1999 through March 31, 1999               --         --      24,522         --          24,522
Effect of Reorganization and
  Fresh Start Reporting:
 Extinguishment of old stock         (177,901)    (8,244)     78,829     53,664         (53,652)
 Issuance of new stock                    100     84,900          --         --          85,000
                                    ---------    -------   ---------   --------        --------
Balance at March 31, 1999           $     100    $84,900   $      --   $     --        $ 85,000
                                    =========    =======   =========   ========        ========
-----------------------------------------------------------------------------------------------
POST-EMERGENCE
REORGANIZED COMPANY

Balance at April 1, 1999            $     100    $84,900   $      --   $     --        $ 85,000
Net income for period
 April 1, 1999 through
 September 30, 1999                        --         --      16,627         --          16,627
                                    ---------    -------   ---------   --------        --------
Balance at September 30, 1999       $     100    $84,900   $  16,627   $     --        $101,627
                                    =========    =======   =========   ========        ========

Balance at January 1, 2000          $     100    $84,900   $  20,529   $     --        $105,529
Net income for period
  January 1, 2000 through
  March 31, 2000                           --         --       6,264         --           6,264
                                    ---------    -------   ---------   --------        --------
Balance at March 31, 2000                 100     84,900      26,793         --         111,793
Net income for period
 April 1, 2000 through
 June 30, 2000                             --         --       6,495         --           6,495
                                    ---------    -------   ---------   --------        --------
Balance at June 30, 2000                  100     84,900      33,288         --         118,288
Net income for period
 July 1, 2000 through
 September 30, 2000                        --         --       4,318         --           4,318
                                    ---------    -------   ---------   --------        --------
Balance at September 30, 2000       $     100    $84,900   $  37,606   $     --        $122,606
                                    =========    =======   =========   ========        ========


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                             Predecessor
                                                         Reorganized Company                                  Company
                                            -----------------------------------------------------------      ---------
                                                Three           Three          Nine            Six             Three
                                                Months          Months         Months         Months          Months
                                                Ended           Ended          Ended          Ended            Ended
                                               Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,        March 31,
(In thousands)                                  2000            1999           2000           1999             1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $  4,318       $  13,128       $  17,077       $  16,627       $  24,522
Adjustments to reconcile net income to net
  cash provided by (used in) operating
    activities:
  Provision for finance credit losses             5,900           9,232          12,550          17,658           9,857
  Gain on sale of finance receivables                --          (7,058)            (77)         (7,058)             --
  Gain on early retirement of debt                 (804)         (2,513)           (804)         (2,513)             --
  Provision for deferred income taxes                --              --              --              --          (5,287)
  Net decrease (increase) in income taxes
    receivable                                      339             166           1,912             166            (767)
  Net increase in income taxes payable            1,377             476           4,343           1,029          10,559
  Net gain on discharge of indebtedness              --              --              --              --         (68,228)
  Extinguishment of dividend payable                 --              --              --              --         (12,937)
  Write-off of goodwill and fixed assets, net        --              --              --              --          16,022
  Depreciation and amortization                  (2,278)         (2,424)         (6,908)         (4,894)            607
  Net (increase) decrease in other assets          (965)            (36)          4,712           4,956            (367)
  Net increase (decrease)in other liabilities     1,439           1,601             274         (43,555)         26,432
                                               --------       ---------       ---------       ---------       ---------
Net cash provided by (used in) operating
  activities                                      9,326          12,572          33,079         (17,584)            413

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on finance receivables     77,646          92,155         240,981         189,759         108,952
  Finance receivables originated or acquired    (76,657)        (76,070)       (239,677)       (164,529)       (101,075)
  Proceeds from sale of finance receivables          --          35,214           2,075          35,214              --
  Proceeds from sale of  credit card portfolio       --              --              --              --          22,414
  Purchases of furniture, fixtures and
    equipment                                      (230)           (865)         (1,181)         (1,691)           (175)
                                               --------       ---------       ---------       ---------       ---------
Net cash provided by investing activities           759          50,434           2,198          58,753          30,116

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of senior debt and
    commercial paper                            (20,909)        (51,114)        (20,909)       (151,821)           (774)
                                               --------       ---------       ---------       ---------       ---------
Net cash used in financing activities           (20,909)        (51,114)        (20,909)       (151,821)           (774)
                                               --------       ---------       ---------       ---------       ---------
  Net increase (decrease) in cash and
    cash equivalents                            (10,824)         11,892          14,368        (110,652)         29,755
 Cash and cash equivalents at beginning
   of period                                    148,827          93,561         123,635         216,105         186,350
                                               --------       ---------       ---------       ---------       ---------
 Cash and cash equivalents at end of period    $138,003       $ 105,453       $ 138,003       $ 105,453       $ 216,105
                                               ========       =========       =========       =========       =========
SUPPLEMENTAL CASH DISCLOSURES
   Income taxes paid to federal and
     state governments                         $    825       $      38       $   1,427       $     202       $  13,133
   Net interest paid                              9,353          10,022          29,184          41,844              44

SUPPLEMENTAL NON-CASH DISCLOSURES
   Cancellation of indebtedness                $     --       $      --       $      --       $      --       $ 148,978
   Extinguishment of old stock                       --              --              --              --         (53,652)
   Issuance of new stock                             --              --              --              --          85,000

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounts that are subject to such estimation techniques include the allowance for finance credit losses. Actual results could differ from these estimates.

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

The Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of March 31, 1999:

                                Predecessor          Fresh Start          Reorganized
                                  Company            Adjustments            Company
                               March 31, 1999     Debit       Credit     March 31, 1999
                               --------------  -----------  -----------  --------------
Assets
  Cash and cash equivalents       $216,105     $         -  $         -     $216,105
  Finance receivables, net         535,523               -            -      535,523
  Other assets                      31,200               -            -       31,200
                                  --------     -----------  -----------     --------
Total Assets                      $782,828     $         -  $         -     $782,828
                                  ========     ===========  ===========     ========

                                                Predecessor              Fresh Start             Reorganized
                                                  Company                Adjustments               Company
                                              March 31, 1999       Debit             Credit     March 31, 1999
                                              ---------------  ------------       ------------  --------------
Liabilities
 Senior Debt                                     $ 674,471     $240,306(a)        $      -           $434,165
 Excess cash payments to senior
  debt holders                                           -            -            100,707(b)         100,707
 Subordinated debt                                  22,500            -                  -             22,500
 Interest payable                                   30,552        9,008(a)               -             21,544
 Other liabilities                                  23,801          371(c)               -             23,430
 Income taxes                                        4,472            -             22,659(d)          27,131
 Litigation accrual                                 18,950            -                  -             18,950
 Excess of revalued net assets over
  liabilities and stockholders' investment               -            -             49,401(e)          49,401
                                                 ---------     --------           --------           --------
Total Liabilities                                  774,746      249,685            172,767            697,828
Stockholders' Equity
 Common stock                                      177,901      177,901(f)             100(g)             100
 Paid-in capital                                     8,244        8,244(f)          84,900(g)          84,900
 Accumulated deficit                              (124,399)           -             78,829(f)               -
                                                                                    45,570(h)               -
 Treasury stock                                    (53,664)           -             53,664(f)               -
                                                 ---------     --------           --------           --------
Total Stockholders' Equity                           8,082      186,145            263,063             85,000
                                                 ---------     --------           --------           --------
Total Liabilities and Stockholders' Equity       $ 782,828     $435,830           $435,830           $782,828
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

                                                         Reorganized Company
                                          --------------------------------------------------
                                             Three        Three        Nine          Six
                                            Months       Months       Months       Months
                                             Ended        Ended        Ended        Ended
(Dollars in thousands,                     Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
  except per share data)                     2000         1999         2000         1999
------------------------                  -----------  -----------  -----------  -----------
BASIC
 Net Income                               $     4,318  $    13,128  $    17,077  $    16,627
 Average common shares outstanding         10,000,003   10,000,000   10,000,002   10,000,000
 Earnings before extraordinary credit     $      0.38  $      1.16  $      1.66  $      1.51
 Extraordinary gain from early
     retirement of debt                          0.05         0.15         0.05         0.15
                                          -----------  -----------  -----------  -----------
 Earnings per common share                $      0.43  $      1.31  $      1.71  $      1.66
                                          ===========  ===========  ===========  ===========

DILUTED
 Net Income                               $     4,318  $    13,128  $    17,077  $    16,627
 Average common shares outstanding and
     share equivalents outstanding         10,002,908   10,054,269   10,003,192   10,087,248
 Earnings before extraordinary credit     $      0.38  $      1.16  $      1.66  $      1.50
 Extraordinary gain from early
     retirement of debt                          0.05         0.15         0.05         0.15
                                          -----------  -----------  -----------  -----------
 Earnings per common share                $      0.43  $      1.31  $      1.71  $      1.65
                                          ===========  ===========  ===========  ===========

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

Note 7 - Income Taxes

The 2000 provision for income taxes was calculated using a 39.5% tax rate on earnings before income taxes adjusted for (1) the amortization of the excess of revalued net assets over liabilities and stockholders' investment and (2) state income tax refunds totaling $3.1 million received during the second and third quarters of 2000.

Note 8 - Debt

The following table presents the Company's debt instruments and the interest rates on the debt for both September 30, 2000 and December 31, 1999 (dollars in thousands):

                                        September 30, 2000   December 31, 1999
                                        ------------------   ------------------
                                        Balance     Rate      Balance    Rate
                                        --------  --------   --------  --------
Senior secured debt                     $359,792    10.00%   $381,242     10.00%
Senior subordinated debt                  22,500    11.00%     22,500     11.00%
                                        --------  --------   --------   --------
        Total                           $382,292    10.06%   $403,742     10.06%
                                        ========  ========   ========   ========

Debt is used as the primary source for funding the Company's finance receivables.

The senior secured debt is comprised of (i) Series A Notes Due March 23, 2001, which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which have a floating rate of interest based on three month LIBOR (London Interbank Offered Rate), payable quarterly. Principal payments on the senior secured debt are due at maturity on March 23, 2001.

The principal amounts of Series A Notes and Series B Notes outstanding at September 30, 2000 were $181,379,482 and $178,412,263, respectively, for a total of $359,791,745. The principal amounts of Series A Notes and Series B Notes outstanding at December 31, 1999 were $202,829,482 and $178,412,263, respectively, for a total of $381,241,745. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of senior secured notes will not exceed a 10.0% annual rate to the Company.

The Company's senior secured debt is secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the senior secured notes.

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002.

Note 9 - Stock Options

Under the Plan of Reorganization, options to purchase 950,000 shares of the Company's authorized and unissued New Common Stock were reserved under the Amended and Restated 1989 Stock Option Plan ("Stock Option Plan") and options to purchase 1,000,000 shares were granted pursuant to an employment agreement with the Company's Chief Executive Officer. Total options outstanding at September 30, 2000 were 1,685,000. There were no options granted, exercised or forfeited during the three months ended September 30, 2000.

MFN applies APB Opinion 25 and its Interpretations in accounting for its options granted, and accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated financial statements.


Note 10 - Warrants

In accordance with the Plan of Reorganization which became effective March 23, 1999, three series of warrants (580,000 of each series) to purchase the Company's common stock were distributed to the Exchange Agent for the benefit of former stockholders of record on March 22, 1999. The Series A Warrants expire March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. Warrants to purchase three shares of the Company's stock have been exercised.


Note 11 - Restructuring Charges

During the second quarter of 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. These charges (included in other operating expenses) and their utilization is summarized below (dollars in thousands):

                                    Amounts  Amounts   Amounts   Adjust-   Balance
                                    Charged  Utilized  Utilized   ments   Sept. 30,
                                    In 1999  In 1999   In 2000   In 2000    2000
                                    -------  --------  --------  -------  ---------
Lease buyouts and other expenses     $  998      $380      $373     $ 81      $ 164
Employee severance and retention        952       333       504       89         26
                                    -------  --------  --------  -------  ---------
   Total                             $1,950      $713      $877     $170      $ 190
                                    =======  ========  ========  =======  =========

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

A $170,000 credit was recorded to restructuring expense during the nine-month period ended September 30, 2000 to adjust previously recorded reserves for a change in estimated reserve requirements.


Note 12 - Non-Operating Reorganization Expenses

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
                                                        =======


Note 13 - Extraordinary Item

During the third quarter of 2000, MFN retired debt with a face value of $21.45 million prior to scheduled maturity. The debt repurchases resulted in an after-tax extraordinary gain of $0.49 million. During the third quarter of 1999, MFN retired debt with a face value of $52.92 million prior to scheduled maturity, which resulted in an after-tax extraordinary gain of $1.52 million.


Note 14 - Subsequent Event

Subsequent to September 30, 2000, MFN retired debt with a face value of $16.46 million prior to scheduled maturity.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
(Unaudited)

                                                                                                 Predecessor
                                                              Reorganized Company                  Company
                                                 ----------------------------------------------  -----------
                                                   Three       Three       Nine         Six         Three
                                                  Months      Months      Months      Months        Months
                                                   Ended       Ended       Ended       Ended        Ended
                                                  Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,     March 31,
(Dollars in thousands)                              2000        1999        2000        1999         1999
                                                  --------    ---------  ---------   ---------   -----------
ASSETS
Cash and cash equivalents                         $143,855    $ 93,049    $142,324    $ 97,040      $202,091
Finance receivables, net of unearned income        501,086     580,834     506,566     597,851       631,075
Less: allowance for credit losses                   37,794      46,787      38,349      48,050        53,547
Less: nonrefundable dealer reserves                 32,286      37,195      32,829      37,470        34,064
                                                  --------    --------    --------    --------      --------
Finance receivables, net                           431,006     496,852     435,388     512,331       543,464
Other assets                                        14,767      12,211      15,776      11,609        31,312
                                                  --------    --------    --------    --------      --------
  TOTAL ASSETS                                    $589,628    $602,112    $593,488    $620,980      $776,867
                                                  ========    ========    ========    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities                      $390,517    $430,204    $398,452    $443,435      $697,358
Other liabilities                                   78,686      78,969      80,465      87,532        54,903
                                                  --------    --------    --------    --------      --------
TOTAL LIABILITIES                                  469,203     509,173     478,917     530,967       752,261
STOCKHOLDERS' EQUITY                               120,425      92,939     114,571      90,013        24,606
                                                  --------    --------    --------    --------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $589,628    $602,112    $593,488    $620,980      $776,867
                                                  ========    ========    ========    ========      ========

Ratios:
Net interest margin                                  13.77%      14.46%      13.61%      14.65%           **
Net income to average total assets                    2.93%       8.72%       3.84%       5.36%           **
Net income to average stockholders' equity           14.34%      56.50%      19.87%      36.94%           **

** Amounts as they relate to Predecessor Company are not meaningful due to the Voluntary Case. See notes 2 and 3 of the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995:
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, contains certain forward-looking statements pertaining to the success of the Company's new technology to process sales finance applications, expected operating results, loss provisions, other operating income and expenses, debt refinancing and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, the success of new business methods and systems including centralized lock-box operations, the Company's ability to refinance its debt, the impact of eliminating collateral protection insurance on certain receivables and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.


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

MFN's direct loans generally have terms of 12 to 24 months with maximum terms of 36 months. Secured direct loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 18 to 48 months with maximum terms of 60 months. Annual interest rates on MFN's sales finance contracts and loans range, with minor exception, from 18% to 45%. Generally all sales finance contracts and loans are repayable in monthly installments. Late payment fees on pre-compute contracts generally are assessed to accounts which fail to make their scheduled payments within 10 days of the scheduled due date.

MFN's primary strategic focus for the past eighteen months has been purchasing installment retail sales finance contracts from automobile dealers. MFN does this through its Centralized Purchasing Offices ("CPOs"), and the use of Dealer Development Managers ("DDMs"). DDMs service the automobile dealers both in markets where MFN has a branch and where it does not maintain a physical location. DDMs are responsible for developing new dealer relationships, maintaining existing relationships, explaining the Company's underwriting criteria to the dealers and maintaining current contractual dealer agreements between the Company and the dealer. In addition, DDMs can help provide ideas to the dealers on attracting customers to their dealerships. Prior to 1999 the branches and their personnel were responsible for these activities.

Beginning in 1998, substantially all purchases of automobile retail installment contracts are approved through CPOs which serve as the centralized underwriter of credit. The CPOs have helped the Company apply consistent underwriting standards, resulting in reduced charge offs on 1998, 1999 and 2000 originations as compared to older accounts. In addition, during the second quarter of 2000, the Company completed installation of new technology to process sales finance applications. This technology incorporates additional risk management features which the Company believes will help reduce risk in the portfolio.
Substantially all automobile retail installment sales applications are now processed through the Company's new system. The system automatically accesses a credit bureau report on each applicant, checks values of the proposed collateral and performs specific checks on the applicants. The system also incorporates the Company's underwriting criteria and will reject applications which fail to meet certain minimum standards. Applications which meet these minimums are investigated further by an underwriter and investigator team before they are approved for purchase.


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

On the Effective Date, the Company cancelled its existing senior and subordinated debt, and its equity securities, including common stock and options to purchase common stock and distributed to its exchange agent (the "Exchange Agent") (i) $434.2 million principal amount of its Senior Secured Notes due March 23, 2001 (the "Senior Secured Notes") and 9.5 million shares of new common stock, par value $0.01 per share ("New Common Stock") for the benefit of holders of Senior Debt Claims (as defined in the Plan), (ii) $22.5 million principal amount of its 11.0% Senior Subordinated Notes due March 23, 2002 (the "Senior Subordinated Notes") for the benefit of the holders of the Company's subordinated debt and (iii) 500,000 shares of the Common Stock and three series of warrants (580,000 of each series) to purchase New Common Stock for the benefit of former shareholders of record on March 22, 1999. The Series A Warrants expire

March 23, 2002 and have an exercise price of $15.34, the Series B Warrants expire March 23, 2003 and have an exercise price of $21.81 and the Series C Warrants expire March 23, 2004 and have an exercise price of $28.27. In addition, the Company distributed to the Exchange Agent $121.1 million in cash on April 1, 1999 for the benefit of holders of Senior Debt Claims. The emergence from the Voluntary Case resulted in a reduction of approximately $161.9 million in the liabilities of the Company.

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

The following is management's discussion and analysis of the condensed consolidated financial condition of the Reorganized Company at September 30, 2000 and December 31, 1999. Condensed consolidated results of operations are for the three-month periods ended September 30, 2000 and September 30, 1999, the six-month period ended September 30, 1999 and the nine-month period ended September 30, 2000 for the Reorganized Company and for the three-month period ended March 31, 1999 for the Predecessor Company. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Again, the results of operations of the Predecessor Company are not necessarily indicative of future results of the Reorganized Company.

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


Assets and Finance Receivables

Total assets of the Company at September 30, 2000 decreased 1.7% on an annualized basis to $581.1 million compared to $588.6 million at December 31, 1999. The decrease was primarily due to debt retirement of $21.5 million, offset by increases in cash balances due to operational profitability.

The Company's offices in Illinois, Florida and Virginia accounted for approximately 14%, 9%, and 8%, respectively, of all sales finance receivables and direct loans outstanding at September 30, 2000.

Finance receivables are presented net of unearned income which amounted to $121.5 million and $131.0 million at September 30, 2000 and December 31, 1999, respectively. The following table summarizes the composition of finance receivables net of unearned income at the dates indicated (dollars in thousands):

                                                                    September 30,  December 31,
                                                                        2000          1999
                                                                      --------      --------
Direct Loans
   Interest-bearing                                                   $  3,078      $  9,961
   Precompute, net of unearned income                                   12,923        24,886
                                                                      --------      --------
      Total direct loans, net of unearned income                        16,001        34,847
Sales Finance Receivables
   Interest-bearing                                                     48,214         9,596
   Precompute, net of unearned income                                  433,630       475,569
                                                                      --------      --------
      Total sales finance receivables, net of unearned income          481,844       485,165
                                                                      --------      --------
Finance Receivables, Net of Unearned Income                           $497,845      $520,012
                                                                      ========      ========

The following sets forth a summary of originations net of unearned income for the three-month and nine-month periods ended September 30, (dollars in thousands):

                                          Three Months Ended     Nine Months Ended
                                        ---------------------  ---------------------
                                         Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                            2000       1999       2000       1999
                                          -------    -------    --------   --------
Direct loans                              $ 1,868    $ 7,631    $  7,514   $ 28,509
Sales finance receivables                  81,747     74,964     254,344    260,015
                                          -------    -------    --------   --------
 Total originations and acquisitions      $83,615    $82,595    $261,858   $288,524
                                          =======    =======    ========   ========

Originations of total finance receivables during the third quarter of 2000 are up 1.2% from the same period of last year. Originations of sales finance receivables during the same period are up 9.0% or $6.8 million, while direct loan originations declined $5.6 million as a result of the Company's strategic decision to place a greater emphasis on purchasing sales finance contracts versus direct lending. Originations of total finance receivables are down 9.2% for the nine month period ended September 30, 2000 compared to the same period one year ago due primarily to a $21.0 million decline in direct loan originations.

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

The sales finance contracts are generally acquired at a discount from the principal amount. This discount is normally referred to as a non-refundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. The dealer reserve is made available to absorb credit losses over the life of the pool of receivables. The dealer reserve is not used to offset the provision for finance credit losses immediately, but rather is amortized over the life of the pool to offset future losses. Management believes this method provides for an appropriate matching of finance charge income and provision for finance credit losses.

Each period, the provision for finance credit losses in the income statement results from the combination of (a) an estimate by management of loan losses that occurred during the current period and (b) the ongoing adjustment of prior period estimated losses. As the specific borrower and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for finance credit losses. If, subsequent to a charge off, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded. This recovery reduces the current period charge off amounts.

The Company uses a loss reserving methodology commonly referred to as "static pooling" which stratifies the components of its sales finance receivable portfolio (i.e.- dealer reserve, principal loan balances and related charge offs and recoveries) into separately identified pools based upon the period (month) the loans were acquired. A portion of the dealer reserve is made available to cover estimated credit losses for each identified monthly pool based on a pro rata calculation over the term of each specific account.

Reserve requirements for sales finance and direct receivables are calculated based on the estimated losses inherent in each category of delinquency (i.e.-not delinquent, 30, 60, 90 and 120 days past due). Repossessed collateral is valued at an estimate of its net realizable value.

The following is a summary of the activity in the allowance for finance credit losses for the three-month and nine-month periods ended September 30 (dollars in thousands):


                                                                 Three Months Ended       Nine Months Ended
                                                               ---------------------    ----------------------
                                                               Sept. 30,   Sept. 30,    Sept. 30,    Sept. 30,
                                                                 2000        1999         2000         1999
                                                               --------    ---------    ---------    --------
Balance at beginning of period                                  $37,113     $ 48,707    $ 39,543     $ 53,485
Reserves recaptured in conjunction
  with sale of finance receivables                                   --       (3,694)        (90)      (3,694)
Provision for finance credit losses                               5,900        9,232      12,550       27,515
Finance receivables charged-off, net of recoveries               (4,338)     (10,913)    (15,868)     (37,872)
Net amount transferred from (to) reserve for
  repossessed assets                                               (313)      (1,174)      2,227        2,724
                                                                -------     --------    --------     --------
Balance at end of period                                        $38,362     $ 42,158    $ 38,362     $ 42,158
                                                                =======     ========    ========     ========

Allowance for finance credit losses as a percent of total
  finance receivables, net of unearned income                                               7.71%        7.79%

Repossessed assets at September 30, 2000 are carried in other assets and are reserved at 70% of the outstanding balance owed. Prior to September 30, 2000 repossessed assets were carried net of a 75% reserve. The reduction of the reserve from 75% to 70% is due to improved recovery rates during the past year. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any outstanding balance deficiency is charged-off. Reserves on sold repossessed assets are then transferred back to the allowance for finance credit losses. The increase or decrease in the allowance for finance credit losses related to the transfer from the repossessed asset reserve is due to the decline or increase in repossessed assets.

The amount of the provision for credit losses decreased in the three-month and nine-month periods ended September 30, 2000 compared to the same periods in 1999 due to lower charge offs and an improvement in the relative delinquency of the remaining portfolio. The overall reduction of the reserve as a percent of the receivable portfolio is due to improvement in the amount of delinquencies at September 30, 2000 compared to the same period one year ago.


Nonrefundable Dealer Reserves

The Company acquires a majority of its sales finance contracts from dealers at a discount. The amount of the discounts are negotiated with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being acquired.

The following is a summary of the activity in the nonrefundable dealer reserves for the three-month and nine-month periods ended September 30 (dollars in thousands):

                                                         Three Months Ended      Nine Months Ended
                                                       ----------------------  ---------------------
                                                       Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                          2000       1999        2000        1999
                                                       ---------   ---------   ---------   ---------
Balance at beginning of period                           $33,164     $37,863    $ 34,062    $ 36,820
Discounts acquired on new volume                           6,958       6,525      22,181      22,923
Net charge offs absorbed                                  (8,971)     (8,382)    (25,092)    (23,737)
Reserve adjustment in conjunction
  with sale of finance receivables                            --         495          --         495
                                                         -------     -------    --------    --------
Balance at end of period                                 $31,151     $36,501    $ 31,151    $ 36,501
                                                         =======     =======    ========    ========

Nonrefundable dealer reserves as a percent of sales
  finance receivables, net of unearned income                                       6.46%       7.27%
                                                                                    ====        ====

Discounts acquired as a percent of sales finance
  receivable originations, net of unearned income           8.51%       8.70%       8.72%       8.82%
                                                            ====        ====        ====        ====

Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but instead are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables.


Income Tax Accounts

At September 30, 2000, the Company had recorded net income tax receivables and prepayments of approximately $6.8 million and a $23.6 million tax liability consisting primarily of deferred taxes.

MFN elected to be treated as a dealer in securities for income tax purposes under Section 475 of the Internal Revenue Code effective for the year ended December 31, 1996. Pursuant to this election, MFN must annually recognize as taxable income or taxable loss the difference between the fair market value of its eligible securities and the income tax basis of those same eligible securities for the year ended December 31, 1996 and prospectively. The eligible securities to which this provision applies generally include all of the finance receivables held from the election's effective date through August 31, 2000. This provision will not apply with respect to the finance receivables purchased or originated after August 31, 2000. The Section 475 election has no impact on the recognition of pre-tax income for financial reporting purposes.

Debt

The following table presents the Company's debt instruments and the interest rates on the debt at both September 30, 2000 and December 31, 1999 (dollars in thousands):


                            September 30, 2000   December 31, 1999
                            -------------------  ------------------
                             Balance     Rate     Balance    Rate
                            ----------  -------  ---------  -------
Senior secured debt           $359,792   10.00%   $381,242   10.00%
Senior subordinated debt        22,500   11.00%     22,500   11.00%
                              --------   -----    --------   -----
        Total                 $382,292   10.06%   $403,742   10.06%
                              ========   =====    ========   =====

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

The principal amounts of Series A Notes and Series B Notes outstanding at September 30, 2000 were $181,379,482 and $178,412,263, respectively, for a total of $359,791,745. The principal amounts of Series A Notes and Series B Notes outstanding at December 31, 1999 were $202,829,482 and $178,412,263, respectively, for a total of $381,241,745. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of senior secured notes will not exceed a 10.0% annual rate to the Company.

Subsequent to September 30, 2000, MFN retired debt with a face value of $16.46 million prior to scheduled maturity.

The Company's senior secured debt is secured by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the senior secured notes.

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002.


Stockholders' Equity

Total stockholders' equity at September 30, 2000 was $122.6 million or 21.1% of total assets compared with $105.5 million or 17.9% of total assets at December 31, 1999. During the nine-month period ended September 30, 2000, the Reorganized Company reported net income of $17.1 million and did not declare any dividends or repurchase any shares of common stock.

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


Net Income

During the three-month period ended September 30, 2000, net income was $4.3 million compared to $13.1 million for the same period one year ago. Results for the third quarter of 2000 included a gain on early retirement of debt and, for the same period one year ago, included a gain on the sale of assets, reversal of a tax valuation allowance and a gain on early retirement of debt. Excluding these items, net income for the third quarter of 2000 was $3.8 million, compared to $3.5 million for the same period one year ago. Consistent with the Company's adoption of Fresh Start reporting as of March 31, 1999, financial results for the nine months ended September 30, 2000 are not comparable to the same period one year ago.


Interest Income and Interest Expense

The largest single component of net income is net interest income which is the difference between interest income and interest expense before provision for finance credit losses. For the three-month period ended September 30, 2000, net interest income was $22.2 million compared to $24.4 million one year ago. The decline in net interest income is due to lower finance receivable balances. The net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 13.77% for the three-month period ended September 30, 2000 compared to 14.46% one year ago. The decline in the net interest margin is attributable to a change in the mix of earning assets. During this same period, 22.3% of average earning assets were in lower-yielding cash and cash equivalents compared to 13.8% for the same period one year ago.

For the nine-month period ended September 30, 2000, net interest income was $66.2 million compared to $76.6 million one year ago. 1999 net interest income of $76.6 million has been adjusted to remove the impact of SOP 90-7. This adjustment reduces reported interest expense and interest income by $11.473 million and $1.893 million, respectively. For the nine-month period ended September 30, 2000, the net interest margin was 13.61% compared to 13.78% one year ago, adjusted to remove the impact of SOP 90-7. During this same period, 21.9% of average earning assets were in lower-yielding cash and cash equivalents compared to 17.8% for the same period one year ago.

The following table summarizes net interest income and the net interest margin for the three-month and nine-month periods ended September 30 (dollars in thousands) after taking into consideration the adjustments noted to the 1999 nine-month amounts:

                                                    Three Months Ended      Nine Months Ended
                                                  ----------------------  ---------------------
                                                  Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                    2000        1999        2000        1999
                                                  ---------   ---------   ---------   ---------
Average interest earning assets:
  Cash and cash equivalents                       $143,855    $ 93,049    $142,324    $132,057
  Finance receivables, net of unearned income      501,086     580,834     506,566     608,925
                                                  --------    --------    --------    --------
     Total average earning assets                  644,941     673,883     648,890     740,982
Average interest bearing liabilities               390,517     430,204     398,452     528,076
                                                  --------    --------    --------    --------
Net                                               $254,424    $243,679    $250,438    $212,906
                                                  ========    ========    ========    ========

Interest income:
  Cash and cash equivalents                       $  2,448    $  1,240    $  6,912    $  5,533
  Finance receivables, net of unearned income       29,519      33,940      89,259     105,085
                                                  --------    --------    --------    --------
     Total interest income                          31,967      35,180      96,171     110,618
Interest expense                                     9,758      10,825      29,922      34,048
                                                  --------    --------    --------    --------
Net interest income before provision
  for finance credit losses                       $ 22,209    $ 24,355    $ 66,249    $ 76,570
                                                  ========    ========    ========    ========

Yield:
  Cash and cash equivalents                           6.77%       5.29%       6.49%       5.60%
  Finance receivables, net of unearned income        23.56%      23.37%      23.49%      23.01%
                                                  --------    --------    --------    --------
     Earning assets                                  19.83%      20.88%      19.76%      19.91%
Cost of funds                                        10.00%      10.06%      10.01%       8.60%
                                                  --------    --------    --------    --------
Net interest spread                                   9.83%      10.82%       9.75%      11.31%
                                                  ========    ========    ========    ========

Net interest margin                                  13.77%      14.46%      13.61%      13.78%
                                                  ========    ========    ========    ========

Yields on finance receivables in the three-month and nine-month periods of 2000 improved 19 basis points and 48 basis points, respectively, compared to the same periods one year ago. This was the result of lower levels of nonaccrual loans and a change in the mix of finance receivables.


Other Operating Income

In addition to finance charges and interest, the Company has other operating income from the sale of other credit related products. These products include insurance relating to the issuance of credit life, accident and health and other credit insurance policies to borrowers of the Company.

Other operating income for the three-month and nine-month periods ended September 30, 2000 decreased $7.2 million and $4.9 million, respectively, compared to the same periods one year ago. Excluding the gain on sale of finance receivables and assets, other operating income for the three-month period ended September 30, 2000 was essentially flat with the same period one year ago. Excluding the gain on sale of finance receivables and assets, other operating income for the nine-month period ended September 30, 2000 increased $2.1 million or 23.1% primarily due to a new revenue sharing program on collateral protection insurance. The Company recently raised the minimum account balance on which it will place collateral protection insurance. This will have a negative impact on the future other operating income; however, there should be little impact on net income as underwriting and claims expenses are also expected to decline. Commissions earned on credit life, accident and health, property and involuntary unemployment insurance decreased $2.0 million during this period reflecting a shift away from the direct lending business.

The following table summarizes the components of other operating income for the three-month and nine-month periods ended September 30 (dollars in thousands):


                                                     Three Months Ended      Nine Months Ended
                                                   ----------------------  ----------------------
                                                   Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                      2000        1999        2000        1999
                                                   ---------   ---------   ---------   ---------
Insurance premiums                                    $2,918     $ 2,466     $ 8,805     $ 4,378
Fees and insurance commissions                           203         737         913       2,943
Other income                                             295         333       1,340       1,659
Gain on sale of finance receivables and assets            --       7,058          77       7,058
                                                      ------     -------     -------     -------
 Total                                                $3,416     $10,594     $11,135     $16,038
                                                      ======     =======     =======     =======

Other operating income as a percent of
   average interest earning assets                      2.12%       6.29%       2.29%       2.89%
                                                      ======     =======     =======     =======

Other operating income as a percent of average
   interest earning assets excluding gain on
   sale of finance receivables and other assets         2.12%       2.10%       2.27%       1.62%
                                                      ======     =======     =======     =======


Other Operating Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

Other operating expense for the three-month period ended September 30, 2000 remained relatively flat compared to the same period one year ago as personnel expenses declined but were offset by higher insurance claims and underwriting expenses, outside services and professional fees. For the nine-month period ended September 30, 2000, other operating expense decreased $5.6 million or 10.7%, compared the same period one year ago, of which $2.5 million represents amortization of the excess of revalued net assets over liabilities and stockholders' equity. The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to operating expense. Salaries and benefits decreased $3.8 million during the nine-month period ended September 30, 2000 compared with the same period one year ago attributable to staff reductions. Insurance claims and underwriting expenses associated with the collateral protection insurance program increased $4.6 million during the same period. The nine-month period of 1999 was positively impacted by reserve adjustments resulting from favorable claims experience. The Company recently raised the minimum account balance on which it will place collateral protection insurance. This will reduce future claims and underwriting expense. There will also be a reduction in other operating income associated with this product. The net impact to operating results is not expected to be material.

The following table summarizes the components of other operating expenses for the three-month and nine-month periods ended September 30 (dollars in thousands):

                                                       Three Months Ended      Nine Months Ended
                                                     ---------------------   ----------------------
                                                     Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                       2000        1999        2000        1999
                                                     ---------   ---------   ---------   ---------
Salaries and employee benefits                         $ 9,920     $10,774     $31,569     $35,339
Insurance claims and other underwriting expense          1,774       1,328       5,461         887
Goodwill amortization                                       --          --          --         215
Amortization of excess of revalued net assets
  over liabilities and stockholders' equity             (2,471)     (2,470)     (7,409)     (4,938)
Restructuring expenses                                     (12)          9        (170)      1,950
Other expenses                                           5,332       4,782      16,097      18,371
                                                       -------     -------     -------     -------
 Total                                                 $14,543     $14,423     $45,548     $51,824
                                                       =======     =======     =======     =======

Other operating expense as a percent of
   average interest earning assets                        9.02%       8.56%       9.36%       9.33%
                                                       =======     =======     =======     =======

Other operating expense as a percent of average
   interest earning assets excluding amortization        10.55%      10.03%      10.88%      10.18%
                                                       =======     =======     =======     =======


Reorganization Expenses

Reorganization expenses for the three-month period ended March 31, 1999 (dollars in thousands) are as follows:

Professional fees                                          $   2,998
Interest income                                               (1,893)
                                                           ---------
  Total                                                    $   1,105
                                                           =========

The Company estimated the amount of professional fees which related specifically to the Voluntary Case. In accordance with Fresh Start Reporting, interest earned on funds held for deposit that would have been paid to senior debt holders if the Company had not filed the Voluntary Case is offset against expenses related to the Voluntary Case.


Restructuring Charges

During the second quarter of 1999, the Company implemented a plan to close a total of 46 branches. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. These charges (included in other operating expenses) and their utilization is summarized below (dollars in thousands):



                                    Amounts  Amounts   Amounts   Adjust-    Balance
                                    Charged  Utilized  Utilized   ments    Sept. 30,
                                    In 1999  In 1999   In 2000   In 2000      2000
                                    -------  --------  --------  -------   ---------
Lease buyouts and other expenses     $  998      $380      $373     $ 81      $ 164
Employee severance and retention        952       333       504       89         26
                                     ------      ----      ----     ----      -----
   Total                             $1,950      $713      $877     $170      $ 190
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

A $170,000 credit was recorded to restructuring expense during the nine-month period ended September 30, 2000 to adjust previously recorded reserves for a change in estimated reserve requirements.


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

Credit Losses


Finance receivable accounts which are contractually delinquent 90 days are charged off monthly before they become 120 days contractually delinquent. Accounts which are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize an extension of the charge off period if collection appears imminent during the next calendar month. The following table sets forth information relating to charge offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                                          Three Months Ended      Nine Months Ended
                                                        ----------------------  ---------------------
                                                        Sept. 30,   Sept. 30,   Sept.30,   Sept. 30,
                                                           2000        1999       2000        1999
                                                        ---------   ---------   --------   ---------
Provision for finance credit losses                        $5,900     $ 9,232    $12,550     $27,515
Net charge offs:
     Absorbed by allowance for credit losses                4,338      10,913     15,868      37,872
     Absorbed by nonrefundable dealer reserves              8,971       8,382     25,092      23,737
Allowance for finance credit losses at end of period                              38,362      42,158
Nonrefundable dealer reserves at end of period                                    31,151      36,501

Ratios
------

Net charge offs as a percent of average total
  finance receivables, net of unearned income
     Absorbed by allowance for credit losses                 3.46%       7.52%      4.18%       8.29%
     Absorbed by nonrefundable dealer reserves               7.16%       5.77%      6.60%       5.20%
                                                           ------     -------    -------     -------
        Total                                               10.62%      13.29%     10.78%      13.49%
                                                           ======     =======    =======     =======
Allowance for finance credit losses as a percent of
  total finance receivables, net of unearned income                                 7.71%       7.79%
                                                                                 =======     =======
Nonrefundable dealer reserves as a percent of sales
  finance receivables, net of unearned income                                       6.46%       7.27%
                                                                                 =======     =======


Delinquencies and Repossessions

If an account becomes 60 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status, it is placed on a nonaccrual status. The following table sets forth certain information regarding nonaccrual accounts and repossessed assets at September 30 (dollars in thousands):

                                                                            2000         1999
                                                                           -------      -------
Nonaccrual non-bankrupt receivables, net of unearned income                $ 5,468      $ 8,292
Nonaccrual bankrupt accounts, net of unearned income                         2,066        5,873
Repossessed assets, net of reserves                                          2,315        2,928
                                                                           -------      -------
Total nonaccrual accounts, net of unearned income and
 repossessed assets, net of reserves                                       $ 9,849      $17,093
                                                                           =======      =======

Bankrupt accounts, net of unearned income not in nonaccrual status         $ 5,756      $ 8,067
                                                                           =======      =======
Nonaccrual accounts, net of unearned income and
 repossessed assets, net of reserves as a percent of
 total finance receivables, net of unearned income                            1.98%       3.16%
                                                                           ========     =======

Repossession of collateral generally occurs when debtors are 45 to 90 days late on payments. Repossession activities have been consolidated within the Company and many of the activities have been outsourced to other parties, which handles the pickup of collateral and delivery to auction. Automobiles are generally sold within 60 days of repossession at auction.

Repossessed assets at September 30, 2000 are carried in other assets and are reserved at 70% of the outstanding balance owed. Prior to September 30, 2000, repossessed assets were carried net of a 75% reserve. The reduction of the reserve from 75% to 70% is due to improved recovery rates during the past year. The repossessed asset reserve is established as a transfer from the allowance for credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any outstanding balance deficiency is charged-off. Reserves on sold repossessed assets are then transferred back to the allowance for credit losses at the time of charge off.

Delinquency and repossession numbers show significant improvement from September 30, 1999 due to improved collections. The Company believes this is due to focusing branch activities on collections, placing less emphasis on direct lending efforts and favorable general economic conditions. Delinquency and repossession numbers did increase the past quarter when compared to June 30, 2000. The increase is consistent with seasonal fluctuations. The Company may experience an increase in delinquencies during the 4th quarter of 2000 as it transitions to a centralized lock-box operation to collect payments from customers. In addition, changes in economic conditions can have an impact on delinquency results as can changes in underwriting policies.

The Company recently installed a new application processing system which incorporates credit scoring and other risk management provisions. While the Company believes this will improve credit performance, it is too early to determine the timing and extent such measures will ultimately have on delinquency results.


LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 2000, the Company had sufficient cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables. In addition, at September 30, 2000 the Company had $138.0 million in cash and cash equivalents, which can be used to fund future growth of finance receivables and other corporate activities.

At September 30, 2000, the Company had $359.8 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million of funding through March 23,

2002 in the form of Senior Subordinated Notes. See Notes 2 and 8 to the Condensed Consolidated Financial Statements.

The Company has installed new technology for underwriting sales finance receivables and to track portfolio performance. These systems enable the Company to respond to information requests from potential funding sources. The Company is currently seeking funding alternatives to refinance its debt. Until funding is secured, there can be no assurance as to the Company's ability to refinance its debt, the market conditions for subprime automobile funding or the terms of any such refinancing.

Dividends may be paid on the Reorganized Company's Common Stock subject to certain financial conditions contained in the Company's indentures governing its Senior Secured Notes. At September 30, 2000, $18.8 million was available for payment under these restrictions. However, the Company does not anticipate payment of any dividends for the foreseeable future.


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

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Exhibit Index following the signature page

          (b) Reports on Form 8-K - The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MFN FINANCIAL CORPORATION
                                 (Registrant)



Date:  November 7, 2000            /s/ Edward G. Harshfield
                                   ------------------------
                                   Edward G. Harshfield
                                   Chairman and Chief Executive Officer


Date:  November 7, 2000            /s/ Jeffrey B. Weeden
                                   ---------------------
                                   Jeffrey B. Weeden
                                   President and Chief Operating Officer


Date:  November 7, 2000            /s/ Mark D. Whitham
                                   -------------------
                                   Mark D. Whitham
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

                               INDEX OF EXHIBITS

               Exhibit No.                       Description
               -----------                       -----------

               11.                          Computation of Earnings Per Share

               27.                          Financial Data Schedule