Form 10-K405
period 2000-12-31
MFN FINANCIAL CORP
filed 2001-03-07
CIK 846378

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

                  For the fiscal year ended December 31, 2000

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

   The aggregate market value of the Registrant's Common Stock held by non-affiliates (assuming for the purpose of this calculation only, that all of the Registrant's directors, executive officers and stockholders who own 10% or more of the Registrant's common stock are affiliates) on March 2, 2001 totaled approximately $18,321,000 (based on the closing price of the Registrant's Common Stock on the OTC Bulletin Board).

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No

   The number of shares of Registrant's Common Stock, par value $.01 per share, outstanding at March 2, 2001, was 10,000,003.

   The following documents are incorporated into this Form 10-K by reference:

   Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 24, 2001 are incorporated by reference in Part II and Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

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

                           MFN FINANCIAL CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1  Business....................................................     1

    Item 2  Properties..................................................     7

    Item 3  Legal Proceedings...........................................     7

    Item 4  Submission of Matters to a Vote of Security Holders.........     7

 PART II
    Item 5  Market for the Registrant's Common Equity Securities and
            Related Stockholder Matters.................................     8

    Item 6  Selected Consolidated Financial Data........................     9

    Item 7  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    10

    Item 7A Quantitative and Qualitative Disclosures About Market Risk..    25

    Item 8  Consolidated Financial Statements and Supplementary Data....    28

    Item 9  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    55

 PART III
    Item 10 Directors and Executive Officers of the Registrant..........    55

    Item 11 Executive Compensation......................................    55

    Item 12 Security Ownership of Certain Beneficial Owners and
            Management..................................................    55

    Item 13 Certain Relationships and Related Transactions..............    55

 PART IV
    Item 14 Exhibits, Consolidated Financial Statement Schedules, and
            Reports on Form 8-K.........................................    56

 Signatures..............................................................   59

                                    PART 1

Item 1 Business

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

   MFN's primary strategic focus is the purchasing of individual installment sales finance contracts from automobile dealers. Substantially all of the Company's sales finance contracts and loans are written with "non-prime" borrowers. These are borrowers which generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies.

   The business mix of MFN's net finance receivables portfolio at December 31, 2000 is 92.8% automobile sales finance receivables, 4.5% other sales finance receivables and 2.7% direct consumer loans. The sales finance receivables are serviced through the Company's collection office network. The nonautomobile sales finance receivables and the consumer loan receivables are serviced primarily at two locations in the Chicago market.

   Sales finance contracts are generally purchased on a discount basis and typically have terms of 24 to 48 months with a maximum term of 60 months. MFN's direct consumer loans generally have terms of 12 to 24 months with a maximum term of 36 months. Real or personal property generally collateralizes secured loans. Annual interest rates on MFN's sales finance contracts and loans range, with minor exception, from 18% to 40%. Generally all sales finance contracts and loans are repayable in equal monthly installments. Late payment fees generally are assessed on precompute contracts which fail to make their scheduled payments within 10 days of the scheduled due date.

 Competition

   MFN competes with nearly all of the major sub-prime and non-prime auto lenders to purchase these sales finance contracts in one or more regions. MFN also competes with a number of smaller, independent finance companies that serve the various markets in which the Company operates.

   In recent years, a number of MFN's competitors have announced that they have exited the sub-prime sales finance industry, have no funds available to acquire additional sales finance contracts or have tightened credit standards resulting in lower volumes. While this may be a sign that competitive pressures are easing, there appears to be no shortage of alternatives for auto dealers attempting to sell sales finance contracts.

 Contract Purchases and Marketing

   Prior to 1998, MFN originated loans and purchased individual sales finance contracts through its branch network based upon a decentralized approval process tailored to the market in which its specific offices operated. All credit extensions were reviewed and approved at the branch level with extensions of credit in excess of preset limits requiring approval by a regional director. The subjective underwriting process used certain guidelines to highlight 13 critical credit areas including the net income of the buyer and minimum net income for joint applicants, monthly payments, discretionary income, debt ratio, down payment, length of residence, time on job, self employment, credit file, credit bureau score, term, amount financed and cosigners, but exceptions were made based upon the circumstances.

   Underwriters purchased a specific contract only after an investigation of the creditworthiness of the borrower, a determination of the underlying value of the asset through use of industry publications and a subjective assessment.

   MFN now purchases its installment retail sales finance contracts from automobile dealers through its Centralized Purchasing Offices ("CPOs"). Beginning in 1998, the Company started consolidating the underwriting of retail automobile sales finance contracts in its CPOs. This enabled the Company to better control the underwriting of credit. In 2000, the Company further reduced the number of CPOs from ten to eight locations and began implementing a new automated application processing and risk control system. This new system, which was fully implemented in July 2000, automatically credit scores all applications processed. The Company believes that applying scoring and consistent underwriting standards improves the predictability of the underlying credit performance.

   MFN markets to automobile dealers through use of Dealer Development Managers ("DDMs") and Buyers who call on individual dealers to explain services offered by the Company. DDMs are responsible for developing new dealer relationships, maintaining existing relationships, explaining the Company's underwriting criteria to the dealers and maintaining current contractual dealer agreements between the Company and the dealer. Buyers also call on the dealers they service to help maintain the relationship and better understand the area they support.

   MFN does not advertise nationally. The Company markets its services directly to dealers by making customer calls and attending automobile industry conferences. MFN believes that client service in the form of timely application processing results in the most cost effective marketing tool.

 Dealer Network

   MFN has dealer relationships throughout the U.S. that include both franchise and independent dealers. All prospective dealers must submit an application package to MFN for review. A dealer report highlighting critical information about the dealer and the soundness of their business is initially submitted and is then updated periodically. A formal dealer agreement is signed outlining the terms of doing business.

   The depth of MFN's dealer network allows the Company to diversify its sources for originations. No dealer typically accounts for over 0.50% of total MFN volume. The top 25 dealers, as a group, typically account for less than 10% of total originations in a given year.

   MFN purchases automobile sales finance contracts from more than 3,000 local franchised and independent used car dealers with which MFN has established ongoing relationships. Approximately 35% of the Company's business originates from franchised dealers and 65% originates from independent dealers. MFN purchases a majority of its sales finance contracts from dealers at a discount. Discounts typically range from 7% to 12%. MFN negotiates the amount of the discounts with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased.

 Recent Credit Initiatives

   The design of the new automated application processing and risk control system provides MFN an integrated front-end system that reduces its prior dependence on manual systems. The system has resulted in a significant amount of additional data that allows management to review and manage underwriting trends.

   In March 2000, MFN hired a consulting firm to study its portfolio and introduce scorecards to the underwriting process. The scorecards allow MFN's underwriters to prioritize their workload to improve efficiencies and compete more effectively for the higher quality contracts. Beginning in July 2000, the Company tightened credit standards and eliminated the purchase of certain contracts. In October 2000, credit grades were introduced and a series of rigid underwriting policy changes were implemented. Since October 2000, MFN has stopped purchasing contracts that historically accounted for approximately 20% to 25% of its sales finance volume. The Company believes this decision will result in lower future credit losses.

 Account Servicing

   With the CPOs serving as the centralized underwriter of credit for the retail automobile sales finance business of the Company, the collection office network concentrates on the collection of receivables and not the origination of sales finance contracts or direct loans.

   MFN's collection activities consist of collecting and processing payments, responding to obligor inquiries, initiating contact with delinquent obligors and authorizing the repossession of collateral when necessary.

   A collection office manager is held accountable for the delinquency status of the collection office's portfolio. When a customer is faced with a delinquency, MFN attempts to determine if it is chronic or temporary. In certain circumstances, MFN provides assistance to customers experiencing difficulty making their payments.

   MFN's policy is to charge off accounts before they become five payments contractually delinquent. This requires approval from the collection office manager and regional director. Accounts that are repossessed prior to charge-off status are placed in repossession control and reserved at 70%. Repossession of security collateral is viewed as a last resort in collecting on a customer's account. MFN has one central repossession office that handles all repossession and liquidation activity. An outside firm repossesses and re-markets the security collateral.

   In 2000, the Company implemented a plan to convert customers from payment books with payments made at the collection offices to monthly statements with payments being directed to a lockbox account. This conversion was completed in December 2000. At December 31, 2000, the Company estimates that 35% of its customers are still making their payments at its collection offices. Management believes that this number will continue to decline as new customers are added and existing customers become familiar with receiving statements and mailing payments to the lockbox.

   At December 31, 2000, the Company had 49 collection offices versus 69 at December 31, 1999. The Company will continue to evaluate its optimal number of collection locations with further closings anticipated. A summary of the 49 continuing collection locations at December 31, 2000 is as follows:


                          Office
State                    Locations
-----                    ---------
Arizona.................      1
Delaware................      1
Florida.................      6
Georgia.................      1
Illinois................      4
Indiana.................      1
Kentucky................      1
Louisiana...............      4
Michigan................      2
Mississippi.............      1
Missouri................      2

                              Office
State                        Locations
-----                        ---------
Nevada......................      2
New York....................      1
North Carolina..............      4
Ohio........................      4
Oklahoma....................      1
Pennsylvania................      3
South Carolina..............      2
Tennessee...................      2
Texas.......................      2
Virginia....................      3
Wisconsin...................      1
                                ---
    TOTAL...................     49
                                ===

   Included in the 49 collection locations are two operating offices of Midland Finance Company, a wholly-owned subsidiary of the Company located in the Chicago, Illinois market.

 Insurance Operations

   In conjunction with MFN's lending business and through contractual arrangements with insurance companies, the operating subsidiaries offer credit life, accident and health, property and involuntary unemployment insurance to borrowers at the borrower's discretion. Borrowers may obtain financing for these insurance products under sales finance contracts purchased from merchants and automobile dealers.

   The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance (or portion thereof as specified in the policy) payable in the event of (i) death or disability of the debtor
(ii) damage to, or destruction of, property collateralizing the account or
(iii) the debtor's unemployment. Premiums are earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holder. These products, provided on sales finance contracts, do not generate a material amount of fee income.

   Also in conjunction with their lending business, the Company purchases insurance coverage and charges its customers who let their insurance coverage lapse on automobiles that are collateral on the outstanding retail sales contracts. During the second quarter of 1997, the Company formed a captive insurance company, MFN Insurance Company, to reinsure coverage under such policies. MFN Insurance Company provides aggregate coverage for incurred losses in excess of targeted loss ratios through a reinsurance agreement with the primary carrier. Effective April 2001, the Company will no longer purchase collateral protection insurance for customers who fail to provide for coverage. MFN anticipates that the cancellation of this coverage will lead to lower losses on the overall portfolio.

 Seasonality

   The Company's consolidated financial statements reflect a seasonality trend that impacts both the volume of contracts that it purchases as well as the delinquency status of the finance receivable portfolio. During the months of February, March and April, the Company's customer base receives income tax refunds that they typically utilize as either downpayment on the purchase of an automobile or to bring their account current. There can be no assurance that these seasonality trends will continue into the future.

 Employees

   As of December 31, 2000, MFN had approximately 830 employees or 765 full-time equivalents. None of the Company's employees are represented by a collective bargaining agreement.

 Executive Officers of the Registrant

   The executive officers of the Company, all of whose terms of office expire on April 24, 2001, are as follows:

      Name                  Age Present Position with Company
      ----                  --- -----------------------------
      Edward G. Harshfield   64 Executive Chairman of the Board
      Jeffrey B. Weeden      44 President and Chief Executive Officer
      Mark E. Dapier         53 Executive Vice President, General Counsel and Secretary
      Mark D. Whitham        40 Chief Financial Officer

   Edward G. Harshfield has been Executive Chairman of the Board of Directors of the Company since January 2001. From November 1999 to January 2001, he served as Chairman of the Board and Chief Executive Officer of the Company. From March 1999 to October 1999, Mr. Harshfield served as Chairman of the Board, President and Chief Executive Officer of the Company. Prior to March 1999 he served as Chief Executive Officer of California Federal Bank from October 1993 until January 1997 and Vice Chairman from January 1997 until January 1999.

   Jeffrey B. Weeden has been President and Chief Executive Officer of the Company since January 2001. From October 1999 to January 2001, he served as President and Chief Operating Officer of the Company. From March 1999 to October 1999 he served as Executive Vice President and Chief Financial Officer of the Company. From 1996 through 1998 he served as Senior Vice President and Chief Financial Officer of Firstar Corporation.

   Mark E. Dapier has been General Counsel of the Company since 1992 and Executive Vice President and Secretary of the Company since March 1999.

   Mark D. Whitham has been Chief Financial Officer of the Company since April 2000. From October 1999 to April 2000 he served a Vice President and Chief Accounting Officer of the Company. From March 1999 to October 1999, he served as Vice President and Controller of the Company. Prior to March 1999 he served as Vice President of Firstar Corporation since May 1997. From August 1996 to May 1997 he served as Vice President of Marshall and Ilsley Corporation and prior to August 1996, he served as Vice President of Firstar Bank Iowa.

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

 Restructuring and Chapter 11 Proceedings

   In January 1997, the Company announced the discovery of accounting irregularities that caused an overstatement of the previously released earnings for 1995 and 1996. As a result of the accounting irregularities, the Company was in violation of certain covenants in its senior note and subordinated debt agreements, and did not have access to commercial paper markets, which historically provided a significant portion of the Company's financing. Consequently, the Company was unable to repay maturing debt. The Company was also named as a defendant in a variety of lawsuits generally arising from the announcement on January 29, 1997 that it would restate its earnings for certain prior periods as a result of the discovery of accounting irregularities.

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

   The Senior Secured Notes are comprised of (i) Series A Senior Secured Notes Due March 23, 2001, (the "Series A Notes") which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Senior Secured Notes Due March 23, 2001, (the "Series B Notes") which have a floating rate of interest based on the three month LIBOR (London Interbank Offered Rate), payable quarterly. The Company entered into an interest rate cap effective March 31, 1999, the effect of which was to cap the maximum rate of the Series B Notes at 10%. Prior to the Effective Date, the Company's senior lenders were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During 1999 and 2000, MFN retired debt with a face value of $91,257,228 prior to scheduled maturity. The principal amounts of Series A Notes and Series B Notes outstanding at December 31, 2000 were $164,495,552 and $178,412,263, respectively, for a total of $342,907,815. The Company has signed a $300 million warehouse commitment that may enable it to repay the Senior Secured Notes at maturity. See Note 17 to the Company's Consolidated Financial Statements. The Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002.

   The Plan provided (a) for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust and (b) for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of December 31, 1998 and all amounts were paid during 2000 and 1999 with the exception of approximately $172,000 which remains set aside as of December 31, 2000 for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation.

   The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan which is filed as Exhibit 2 hereto.

 Source of Funds

   Since emerging from the Voluntary Case in March 1999, MFN has funded its operations primarily through collections of principal and interest from finance receivables and debt securities issued in connection with the Plan of Reorganization. At December 31, 2000 and 1999, MFN had total debt of $365.4 million and $403.7 million, respectively. As of December 31, 2000, 45.0% of the debt consisted of fixed rate senior term notes, 48.8% was in variable rate senior term notes and 6.2% was in fixed rate subordinated term notes. The variable rate notes are capped so as not to exceed a 10.0% fixed interest rate to the Company.

   The Company has used cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables. In addition, at December 31, 2000 the Company had $127.1 million in cash and cash equivalents, which can be used to fund future growth of finance receivables and other corporate activities.

   The Company has $342.9 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million of funding through March 23, 2002 in the form of Senior Subordinated Notes. See Note 4 to the Consolidated Financial Statements.

   On February 26, 2001, the Company announced that it had signed a $300 million warehouse commitment with a major financial institution. The commitment is subject to a number of conditions prior to funding, including the negotiation of the final terms. While the Company anticipates negotiating satisfactory terms and meeting all other conditions, there can be no assurances it will be able to do so. Senior secured debt scheduled to mature March 23, 2001 is expected to be retired with proceeds from the refinancing and available cash.

Item 2  Properties

   The executive offices of MFN are located at 100 Field Drive, Lake Forest, Illinois 60045, telephone number (847) 295-8600. MFN occupies approximately 11,750 square feet of a modern office building subject to a lease having a term expiring on March 31, 2002. The Company also leases space for all its other locations. The leases for these locations are generally for terms from three to five years. Total rent expense for the Company approximated $2.6 million, $3.2 million and $3.7 million in 2000, 1999 and 1998, respectively.

Item 3 Legal Proceedings

   The Securities and Exchange Commission has been investigating the events giving rise to the previously announced accounting irregularities. Those events have also been under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company has cooperated fully in these investigations.

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

Item 4 Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

   On March 23, 1999, pursuant to the Company's Plan of Reorganization, all of the Company's common stock (the "Old Common Stock") was cancelled. Under the Plan, the Company's senior lenders received 9,500,000 shares of the Company's New Common Stock and the stockholders as of March 23, 1999, received 500,000 shares of the Company's New Common Stock and three series of warrants to purchase New Common Stock. As such, the performance of the Company's Old Common Stock is not meaningful. The New Common Stock of MFN Financial Corporation has been trading on the OTC Bulletin Board under the symbol "MFNF" since May 7, 1999. On March 2, 2001, MFN had approximately 1,592 holders of record of New Common Stock, exclusive of holders of shares in "street" or nominee names. The following table sets forth the high and low closing sale prices of the New Common Stock as reported on the OTC Bulletin Board since May 7, 1999. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. No cash dividends were declared or paid by the Company during the Company's two most recent fiscal years.

                                                        2000           1999
                                                    ------------- --------------
                                                     High   Low    High    Low
                                                    ------ ------ ------- ------
      First Quarter................................ $9.000 $6.500     --     --
      Second Quarter...............................  7.250  5.875 $15.000 $5.000
      Third Quarter................................  7.438  6.188  10.000  7.875
      Fourth Quarter...............................  7.438  4.125   8.625  6.000

   Dividends may be paid on the Company's New Common Stock subject to certain financial covenants contained in the Company's indentures governing its Senior Secured Notes. At December 31, 2000, $19,823,000 was available for payment under these restrictions. On February 26, 2001, the Company announced it had signed a $300 million warehouse commitment with a major financial institution (see Footnote 17). The Company anticipates that this commitment will contain covenants that have restrictions of the payment of dividends. The Company does not anticipate the payment of any dividends for the foreseeable future.

Item 6  Selected Consolidated Financial Data

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

                             Reorganized
                               Company                 Predecessor Company
                          ------------------  -------------------------------------------
                            Year    9 Months  3 Months
                           Ended     Ended     Ended         Years Ended December 31
                           Dec 31    Dec 31    Mar 31   ---------------------------------------
(Dollars in thousands,      2000      1999      1999      1998       1997         1996
except per share data)    --------  --------  --------  --------   ---------   ----------
Interest income.........  $127,140  $105,167  $ 35,727  $181,093   $ 235,621   $  271,889
Interest expense (Note
 1).....................    39,126    32,191       474    38,593      86,529       64,789
                          --------  --------  --------  --------   ---------   ----------
Net interest income
 before provision for
 finance credit losses..    88,014    72,976    35,253   142,500     149,092      207,100
Provision for finance
 credit losses..........    20,380    23,071     9,857    56,790     106,374      215,171
                          --------  --------  --------  --------   ---------   ----------
Net interest income
 (loss) after provision
 for finance credit
 losses.................    67,634    49,905    25,396    85,710      42,718       (8,071)
Other operating income..    12,439    16,825     3,053    13,191      47,080      101,985
Other operating
 expenses...............    59,409    46,430    21,065   101,095     159,558      143,297
                          --------  --------  --------  --------   ---------   ----------
Operating income (loss)
 before non-operating
 expenses and income tax
 provision (benefit)....    20,664    20,300     7,384    (2,194)    (69,760)     (49,383)
Non-operating expenses
 (Note 3)...............       --        --     33,719    45,376      20,683          --
Income tax provision
 (benefit)..............     2,265     1,291    (5,287)    6,000     (16,250)     (20,415)
                          --------  --------  --------  --------   ---------   ----------
Net income (loss) before
 extraordinary credits..    18,399    19,009   (21,048)  (53,570)    (74,193)     (28,968)
Extraordinary credits,
 net of taxes...........       717     1,520    45,570       --          --           --
                          --------  --------  --------  --------   ---------   ----------
Net income (loss).......  $ 19,116  $ 20,529  $ 24,522  $(53,570)  $ (74,193)  $  (28,968)
                          ========  ========  ========  ========   =========   ==========
Weighted average common
 shares outstanding
 Basic..................    10,000    10,000        **        **          **           **
 Diluted................    10,002    10,001        **        **          **           **
Earnings per common
 share
 Basic..................  $   1.91  $   2.05        **        **          **           **
 Diluted................  $   1.91  $   2.05        **        **          **           **
Dividends per common
 share..................  $    --   $    --         **        **          **           **
Selected Balances at
 Period End (Note 2)
  Total assets..........  $559,886  $588,576  $782,828  $798,683   $ 979,404   $1,543,360
  Total gross finance
   receivables..........   597,813   651,005   775,539   792,435   1,174,287    1,396,081
  Total finance
   receivables, net of
   unearned income......   484,854   520,012   622,965   642,872     970,225    1,160,423
Allowance for finance
 credit losses..........    39,071    39,543    49,938    53,485     102,204       97,762
Nonrefundable dealer
 reserves...............    28,014    34,062    37,504    36,820      52,731       89,378
Senior debt--commercial
 paper and notes........       --        --        --    339,340     416,731      525,051
Senior debt--term notes.   342,908   381,242   434,165   335,905     412,514      488,625
Subordinated debt.......    22,500    22,500    22,500    22,500      22,500       22,500
Stockholders' equity....   124,645   105,529    85,000    29,130      82,700      168,885
Selected Ratios
 Annualized net income
  (loss) to average
  total assets..........      3.26%     4.48%    12.63%    (6.30)%     (5.94)%      (1.88)%
 Annualized net income
  (loss) to average
  stockholders' equity..     16.36%    28.59%   398.63%   (83.82)%    (64.20)%     (12.85)%
Total stockholders'
 equity to total assets.     22.26%    17.93%    10.86%     3.65%       8.44%       10.94%

--------
Note 1. Pursuant to the Voluntary Case, no interest was accrued or paid on the Predecessor Company's debt subsequent to July 15, 1998, the date the Voluntary Case was filed, until March 23, 1999, the date the Reorganized Company emerged from the Voluntary Case. This resulted in the reduction of 1999 interest expense of approximately $11.473 million (calculated using a rate of ten percent (10.0%) on the senior debt and at a rate of eleven percent (11.0%) on the subordinated debt) and a reduction of 1998 interest expense of $27.824 million (assuming default rates of interest), from what the Company would have expected to incur had the Voluntary Case not been filed.
Note 2. Selected Balances at Period End for March 31, 1999 represent Reorganized Company after Fresh Start Reporting.
Note 3. Non-operating expenses consist of reorganization expenses described in Note 11 to the Consolidated Financial Statements and, in 1998, include a $18.95 million provision for litigation.
** Earnings per common share and dividends per common share amounts as they relate to the Predecessor Company are not meaningful due to the emergence from the Voluntary Case. See Note 6 to the Consolidated Financial Statements.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

   "Safe Harbor" Statement under the Securities Litigation Reform Act of 1995:
This Annual Report on Form 10-K for the year ended December 31, 2000 contains certain forward-looking statements pertaining to the success of the Company's new technology to process sales finance applications, expected operating results, office closings, loss provisions, other operating income and expenses, debt refinancing and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to acquire finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automobile and finance industries, the success of new business methods and systems including centralized lock-box operations, the Company's ability to refinance its debt to meet future funding needs, the impact of eliminating collateral protection insurance on certain receivables and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

   To facilitate a comparison of the Company's year-to-date operating performance in fiscal years 2000, 1999 and 1998, the following discussion of certain consolidated financial information may be presented on a traditional comparative basis for all periods even though the accounting requirements for companies upon emergence from bankruptcy calls for separate reporting for the reorganized company and the predecessor company.

   A black line has been drawn on the Consolidated Statements of Income and Cash Flows between the nine-month period ended December 31, 1999 and the three-month period ended March 31, 1999 to distinguish that year's results between the Reorganized Company and the Predecessor Company.

   The results for the interim periods shown for the Reorganized Company and the Predecessor Company are not to be considered as being indicative of the results that are expected for the full year.

   The following is management's discussion and analysis of the consolidated financial condition of the Reorganized Company at December 31, 2000 and December 31, 1999. Consolidated results of operations are for both the year ended December 31, 2000 and the nine-month period ended December 31, 1999 for the Reorganized Company and for both the three-month period ended March 31, 1999 and year ended December 31, 1998 for the Predecessor Company. Consolidated results of operations for the year ended December 31, 1999 represent a combination of Reorganized Company and the Predecessor Company and careful analysis should be used when interpreting these results. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report. Again, the 1999 results of operations are for both the Reorganized Company and the Predecessor Company and are not necessarily indicative of future results of the Reorganized Company.

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

Cash and Cash Equivalents

   Cash and cash equivalents include marketable securities with purchased maturities of three months or less. At December 31, 2000, cash and cash equivalents had an amortized cost basis of $128.7 million and a market value of $127.1 million. The difference between the amortized cost basis and the market value represents a $1.6 million write-down related to holdings in a California utility company. At December 31, 1999, cash and cash equivalents had an amortized cost and market value of $123.6 million.

Assets and Finance Receivables

   During 2000, total assets of the Company decreased to $561.2 million from $588.6 million at December 31, 1999. This decline was due to the strategic decision to exit the non-automobile business. Total non-automobile receivables declined $26.7 million and automobile sales finance receivables declined $8.5 million. Proceeds from the liquidation of these receivables was used to retire early $38.3 million of the Company's senior secured debt.

   The Company's offices in Illinois, Florida and Virginia serviced approximately 12.2%, 8.7%, and 7.6%, respectively, of all finance receivables outstanding at December 31, 2000. The total number of collection offices at December 31, 2000 was 49 compared to 69 at December 31, 1999. The Company closed or announced it was closing 20 collection offices during the year. These offices were closed because of their size, location with respect to other office locations or their profit potential. With the current operating structure of the company, collections offices do not have an active role with the dealer network. The Company anticipates having fewer, but larger, collection offices in the future. Dealer development and interaction is the primary responsibility of the CPOs.

   On July 29, 1999, the Company announced it had entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi and Alabama. See Note 2 to the Consolidated Financial Statements. The sale, including $32.9 million of net receivables held at 39 of the 47 direct loan offices, was completed in September 1999 resulting in a gain of $7.1 million. The sale of the remaining eight offices, all located in Texas, closed during the first quarter of 2000. The financial impact of this transaction was not material. The 47 direct loan offices sold did not fit the strategic focus of the Company of purchasing automobile retail installment contracts.

   The following table summarizes the composition of finance receivables, net of unearned income at December 31, (in thousands):

                                                       2000     1999     1998
                                                     -------- -------- --------
      Direct Loans
        Simple interest............................. $  1,877 $  9,961 $ 17,123
        Precompute, net of unearned income..........   11,204   24,886   78,919
                                                     -------- -------- --------
        Total direct loans, net of unearned income..   13,081   34,847   96,042
      Sales Finance Receivables
        Automobile
          Simple interest...........................   63,641    9,596    1,181
          Precompute, net of unearned income........  386,287  448,783  512,867
                                                     -------- -------- --------
            Total automobile, net of unearned
             income.................................  449,928  458,379  514,048
        Non-automobile, net of unearned income......   21,845   26,786   33,197
                                                     -------- -------- --------
        Total sales finance receivables, net of
         unearned income............................  471,773  485,165  547,245
                                                     -------- -------- --------
      Finance Receivables, net of unearned income... $484,854 $520,012 $643,287
                                                     ======== ======== ========

   Direct loans declined $21.8 million or 62.5% from 1999 to 2000 and $61.2 million or 63.7% from 1998 to 1999 and is attributable to the Company's strategic decision to place a greater emphasis on purchasing sales finance contracts versus direct lending. Also, the aforementioned sale of finance receivables in September 1999 included $28.3 million of direct loans, net of unearned income, contributing to the decline from 1998 to 1999.

   Total sales finance receivables declined $13.4 million or 2.8% from 1999 to 2000. Of this decline, $4.9 million was in non-automotive receivables. The core business of automobile sales finance receivables remained relatively stable in 2000, declining $8.5 million or 1.8%. This decline was not unexpected as the Company was installing new underwriting systems and rejected business which would have been purchased in prior years. Total sales finance receivables declined $62.1 million or 11.3% from 1998 to 1999. Adjusted for seasonality, management anticipates slow, steady growth in 2001 with its new underwriting platform system being totally operational, entrance into select new markets and improved competition in certain markets. The Company is placing an emphasis on purchasing simple interest versus precompute automobile contracts going forward due to their simplicity of administration and attractive marketability to dealers and customers.

   The following sets forth a summary of direct loan originations and sales finance receivable purchases, net of unearned income, for the years ended December 31 (in thousands):

                                                        2000     1999     1998
                                                      -------- -------- --------
      Direct loan originations, net of unearned
       income........................................ $  9,239 $ 34,049 $ 65,836
      Sales finance receivable purchases, net of
       unearned income...............................  325,054  328,617  285,340
                                                      -------- -------- --------
        Total originations and purchases, net of
         unearned income............................. $334,293 $362,666 $351,176
                                                      ======== ======== ========

   Direct loan originations declined $24.8 million or 73% from 1999 to 2000 and declined $31.8 million or 48% from 1998 to 1999 as a result of the Company's strategic decision to place more emphasis on purchasing sales finance contracts versus direct lending. Direct lending activity for the Company is now restricted to its Midland Finance Company subsidiary located in the Chicago, Illinois area.

   Purchases of sales finance receivables declined $3.6 million or 1% from 1999 to 2000 compared to an increase of $43.3 million or 15% from 1998 to 1999. During 2000, the Company completed the installation of a new automated application processing and risk control system at its CPO locations. MFN also completed a study of its portfolio and introduced credit scoring to the underwriting process. In October 2000, the Company tightened its underwriting policy to decline applications below certain thresholds. While this tightening resulted in a reduction in volumes during 2000 compared to levels experienced in 1999, the Company believes this decision will result in lower future credit losses. The increase in volume in 1999 from 1998 was attributable to management's renewed focus on purchasing contracts after emergence from the Voluntary Case.

Allowance and Provision for Finance Credit Losses

   MFN originates direct consumer loans and purchases individual retail sales finance contracts from third party dealers. Sales finance contracts are generally purchased at a discount from the principal amount financed. This discount is referred to as a nonrefundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. Management believes this method provides for an appropriate matching of finance charge income and provision for finance credit losses. Historical loss experience on the Company's sales finance receivables has shown that the nonrefundable dealer reserves are not adequate to cover potential losses over the life of the contracts. Therefore, the Company maintains an allowance for finance credit losses that is available to absorb credit losses that are inherent in the portfolio and which exceed the unamortized nonrefundable dealer reserve.

   Management utilizes a loss reserving methodology commonly referred to as "static pooling" which stratifies the components of its sales finance receivable portfolio (i.e., dealer reserve, principal balances and related charge-offs and recoveries) into separately identified pools. A pool is defined as the total net receivables acquired within a given calendar month. Each period, the Company segregates each pool by delinquency classification (i.e. not delinquent, 30, 60, 90 and 120 days past due) and utilizes a formula-based approach to estimate the required allowance. The change in the required allowance from the prior period to the current period results in a charge or credit to the provision for finance credit losses. Management also performs an ongoing analysis measuring prior period estimates of such inherent credit losses against actual net charge-offs to support the level of allowance.

   The provision for finance credit losses results from a combination of (a) charge-offs (b) recoveries (c) an adjustment from the aforementioned allowance calculation and (d) the amortization of nonrefundable dealer reserves. When a customer experiences delinquency problems, the allowance for credit losses is increased with an offsetting charge to the provision for credit losses on the income statement. As the amount of a credit loss is confirmed by gathering additional customer information, the Company typically secures and liquidates the collateral in full or partial settlement of the account. Deficiency balances are charged-off with an amount being absorbed by the nonrefundable dealer reserve and the remainder absorbed by the allowance for finance credit losses. If, subsequent to a charge-off, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded.

   The following is a summary of the activity in the allowance for finance credit losses for the years ended December 31, (dollars in thousands):

                                                     2000     1999      1998
                                                    -------  -------  ---------
      Balance at beginning of year................  $39,543  $53,485  $ 102,204
      Reserves recaptured in conjunction with sale
       of finance receivables.....................      (91)  (3,694)       --
      Provision for finance credit losses.........   20,380   32,928     56,790
      Net charge-offs absorbed....................  (22,148) (47,058)  (103,402)
      Net amount transferred from reserve for
       repossessed assets.........................    1,387    3,882      3,993
      Transfer to credit card portfolio held for
       sale.......................................      --       --      (6,100)
                                                    -------  -------  ---------
      Balance at end of year......................  $39,071  $39,543  $  53,485
                                                    -------  -------  ---------
      Allowance for finance credit losses as a
       percentage of sales and direct finance
       receivables outstanding, net of unearned
       income.....................................     8.06%    7.60%      8.32%
                                                    =======  =======  =========

   Net repossessed assets are carried in other assets and at December 31, 2000 are reserved at 70% of the outstanding balance owed. Prior to September 30, 2000 net repossessed assets were carried net of a 75% reserve. The reduction in reserve from 75% to 70% was due to improved recovery rates. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses. During 1999 and 1998, the increase in the allowance for finance credit losses related to the transfer from the repossessed asset reserve is due to both the decline in repossessed assets and the reduction in the reserve from 75% to 70%.

   The decrease in the provision for finance credit losses in 2000, 1999 and 1998 is due to a reduction in the size of the receivable portfolio, improvement in the relative delinquency of the remaining portfolio and improvement in the level of net charge-offs. See "Credit Losses and Delinquencies."

Nonrefundable Dealer Reserves

   The Company acquires a majority of its sales finance contracts from dealers at a discount. The amount of the discounts are negotiated with the dealers based upon various criteria, one of which is the credit risk associated with the sales finance contracts being purchased.

   A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows (dollars in thousands):

                                                   2000      1999      1998
                                                 --------  --------  --------
      Balance at beginning of year.............. $ 34,062  $ 36,820  $ 52,731
      Reserve adjustment in conjunction with
       sale of finance receivables..............      --        495       --
      Discounts acquired on new volume..........   28,003    29,713    25,460
      Net charge-offs absorbed..................  (34,051)  (32,966)  (41,371)
                                                 --------  --------  --------
      Balance at end of year.................... $ 28,014  $ 34,062  $ 36,820
                                                 ========  ========  ========
      Nonrefundable dealer reserves as a
       percentage of sales finance receivables,
       net of unearned income...................     5.94%     7.02%     6.73%
                                                 ========  ========  ========
      Discounts acquired as a percentage of
       sales finance receivable purchases, net
       of unearned income.......................     8.61%     9.04%     8.92%
                                                 ========  ========  ========

   Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses, but instead are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables.

   The fluctuation in the ratio of nonrefundable dealer reserves to sales finance receivables, net of unearned income in 2000, 1999 and 1998 is attributable to the amount of amortization of nonrefundable dealer reserves scheduled for pools originated prior to adoption of static pooling. These reserves became fully amortized at the end of 2000.

   The fluctuation in the discounts acquired in 2000, 1999 and 1998 is due to the volume of contracts purchased and lower discounts as the Company eliminated certain high-discount business as a result of tightening underwriting standards.

Income Tax Accounts

   At December 31, 2000, the Company had recorded net income tax receivables and prepayments of approximately $7.9 million and a deferred tax liability of approximately $24.4 million.

   MFN elected to be treated as a dealer in securities under Section 475 of the Internal Revenue Code effective for the year ended December 31, 1996. Pursuant to this election, for tax purposes, MFN annually recognizes as taxable income or taxable loss the difference between the fair market value of its securities and the income tax basis of the securities for the year ended December 31, 1996 and prospectively. The eligible securities to which this provision applies generally include all of the finance receivables held from the election's effective date through August 31, 2000. This provision will not apply with respect to the finance receivables purchased or originated after August 31, 2000. The Section 475 election has no impact on the recognition of pre-tax income for financial reporting purposes.

Debt

   The following table presents the Company's debt instruments and the stated interest rates on the debt at December 31, (dollars in thousands):

                                        2000           1999           1998
                                    -------------  -------------  -------------
                                    Balance  Rate  Balance  Rate  Balance  Rate
                                    -------- ----  -------- ----  -------- ----
Senior debt:
  Commercial paper and notes....... $    --   --   $    --   --   $339,340  5.7%
  Senior secured debt..............  342,908 10.0%  381,242 10.0%  335,905  7.0%
Senior subordinated debt...........   22,500 11.0%   22,500 11.0%   22,500 10.3%
                                    -------- ----  -------- ----  -------- ----
    Total.......................... $365,408 10.0% $403,742 10.0% $697,745  6.5%
                                    ======== ====  ======== ====  ======== ====

   The senior secured debt at December 31, 2000 and 1999 was comprised of both fixed and variable rate notes. Due to the purchase of an interest rate cap, the all-inclusive cost on this debt at December 31, 2000 and 1999 is 10.0% to the Company.

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

   In connection with the Plan of Reorganization, the Company issued Senior Secured Notes and Senior Subordinated Notes. The Senior Secured Notes are comprised of (i) Series A Notes Due March 23, 2001, which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which have a floating rate of interest based on three month LIBOR (London Interbank Offered Rate), payable quarterly. Principal payments on the Senior Secured Notes are not due until maturity on March 23, 2001.

   Prior to the Effective Date, the Company's senior lenders were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the second quarter of 1999, holders of the old senior debt elected to receive $232.8 million of the Series A Notes and $201.4 million of the Series B Notes totaling an aggregate principal amount of the Senior Secured Notes of $434.2 million. During 2000 and 1999, MFN retired debt with a face value of $38.4 million and $52.9 million, respectively, prior to scheduled maturity. See Note 9 to the Consolidated Financial Statements. The principal amounts of Series A Notes and Series B Notes outstanding at December 31, 2000 were $164.5 million and $178.4 million, respectively, for a total of $342.9 million. While the Series B Notes bear a variable rate of interest, the Company has purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which is amortized in determining the spread to LIBOR. The total interest cost of either series of Senior Secured Notes will not exceed a 10.0% annual rate to the Company.

   The Company's Senior Secured Notes are collateralized by substantially all of the assets of the Company and its domestic subsidiaries, which have guaranteed the Company's obligations under the Senior Secured Notes.

   The Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002.

   Debt is used as the primary source for funding the Company's finance receivables. As a result of the Plan of Reorganization, the Company cancelled all of its senior debt in exchange for Senior Secured Notes, New Common Stock and Excess Cash (as defined in the Plan of Reorganization). The Company also cancelled its subordinated debt in exchange for Senior Subordinated Notes. See
Note 4 to the Consolidated Financial Statements.

   On February 26, 2001, the Company announced that it had signed a $300 million warehouse commitment with a major financial institution. The commitment is subject to a number of conditions prior to funding, including the negotiation of the final terms. While the Company anticipates negotiating satisfactory terms and meeting all other conditions, there can be no assurances it will be able to do so. Senior secured debt scheduled to mature March 23, 2001 is expected to be retired with proceeds from the refinancing and available cash.

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

   Total stockholders' equity at December 31, 2000 was $124.6 million or 22.3% of total assets compared with $105.5 million or 17.9% of total assets at December 31, 1999. During 2000, the Reorganized Company reported net income of $18.4 million (before extraordinary credit of $0.7 million, net of taxes). During 1999, the Predecessor Company reported a net loss of $21.0 million (before extraordinary credit of $45.6 million, net of taxes) for the three month period ended March 31, 1999 and the Reorganized Company reported net income of $19.0 million (before extraordinary credit of $1.5 million, net of taxes) for the nine month period ended December 31, 1999. During 1998, the Predecessor Company reported a net loss of $53.6 million. The Company did not declare any dividends or repurchase any shares of common stock during 2000, 1999 or 1998.

RESULTS OF OPERATIONS

   The results of operations shown in the accompanying Consolidated Financial Statements are for both the Reorganized Company and the Predecessor Company. MFN adopted Fresh Start Reporting in accordance with SOP 90-7 effective March 31, 1999. To facilitate a meaningful comparison of the Company's annual operating performance in fiscal years 2000, 1999 and 1998, the following discussion of certain consolidated financial information may be presented on a traditional comparative basis for all periods even though the accounting requirements for companies upon emergence from bankruptcy calls for separate reporting for the reorganized company and the predecessor company.

Net Income (Loss)

   For the year ended December 31, 2000, MFN reported net income of $19.1 million compared to net income of $45.1 million in 1999 and a net loss of $53.6 million in 1998. Results for 1999 and 1998 were negatively impacted by non-operating expenses aggregating $33.7 million and $45.4 million, respectfully. Results for 2000 and 1999 include extraordinary credits of $0.7 million and $1.5 million, net of taxes, respectively, representing gains on early retirement of debt. Results for 1999 also include an extraordinary credit of $45.6 million, net of taxes, representing gain on discharge of indebtedness of the Predecessor Company.

Interest Income and Interest Expense

   The largest single component of net income is net interest income, which is the difference between interest income and interest expense before provision for finance credit losses. For the year ended December 31, 2000, net interest income was $88.0 million, which compares with $98.6 million and $116.6 million in 1999 and 1998, respectively. 1999 net interest income of $98.6 million has been adjusted to remove the impact of SOP 90-7. This adjustment reduces reported interest expense and interest income by $11.5 million and $1.9 million, respectively. 1998 net interest income of $116.6 million has also been adjusted to remove the impact of SOP 90-7. This adjustment reduces reported interest expense and interest income by $27.8 million and $1.9 million, respectively. The decline in net interest income is due to lower finance receivable balances.

   For the year ended December 31, 2000, MFN's net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 13.71% compared to 13.75% and 12.99% in 1999 and 1998, respectively. The net interest margin in 1999 and 1998, adjusted for the impact of SOP 90-7 as described in the preceding paragraph (see also Note 11 to the Consolidated Financial Statements).

   The yield on cash, cash equivalents and investments improved in 2000 from 1999 and 1998 due to rising interest rates. The yield on finance receivables, net of unearned income, improved in 2000 from 1999 and 1998 due to lower nonaccrual balances. The yield on earning assets declined in 2000 from 1999 and 1998 due to the change in the mix of earning assets as higher cash balances were carried from run-off of the higher yielding finance receivable portfolio. The following table summarizes net interest income and the net interest margin for the three years ended December 31 (dollars in thousands) after taking into consideration the adjustments for the impact of SOP 90-7:

                                                    2000      1999      1998
                                                  --------  --------  --------
      Average interest earning assets:
        Cash, cash equivalents and investments... $139,326  $128,770  $ 90,911
        Finance receivables, net of unearned
         income..................................  502,764   588,917   806,801
                                                  --------  --------  --------
          Total average earning assets...........  642,090   717,687   897,712
      Average interest bearing liabilities.......  390,826   496,992   739,645
                                                  --------  --------  --------
      Net........................................ $251,264  $220,695  $158,067
                                                  ========  ========  ========
      Interest income:
        Cash, cash equivalents and investments... $  9,175  $  7,239  $  4,143
        Finance receivables, net of unearned
         income..................................  117,965   135,548   178,897
                                                  --------  --------  --------
          Total interest income..................  127,140   142,787   183,040
      Interest expense...........................   39,126    44,138    66,417
                                                  --------  --------  --------
      Net interest income before provision for
       finance credit losses..................... $ 88,014  $ 98,649  $116,623
                                                  --------  --------  --------
      Yield:
        Cash, cash equivalents and investments...     6.59%     5.62%     4.56%
        Finance receivables, net of unearned
         income..................................    23.46%    23.02%    22.17%
                                                  --------  --------  --------
          Earning assets.........................    19.80%    19.90%    20.39%
      Cost of funds..............................    10.01%     8.88%     8.98%
                                                  --------  --------  --------
      Net interest spread........................     9.79%    11.02%    11.41%
                                                  ========  ========  ========
      Net interest margin........................    13.71%    13.75%    12.99%
                                                  ========  ========  ========

Other Operating Income

   In addition to finance charges and interest, the Company has other income from the sale of credit-related products. These products include insurance for credit life, accident and health and other credit insurance policies to borrowers of the Company.


   The following table summarizes the components of other operating income for the three years ended December 31 (dollars in thousands):

                                                      2000     1999     1998
                                                     -------  -------  -------
      Insurance premiums............................ $11,344  $ 7,101  $ 4,027
      Fees and insurance commissions................   1,059    3,448    5,599
      Other revenue.................................   1,544    2,271    3,565
      Gain on sale of finance receivables and
       assets.......................................      77    7,058      --
      Write-down of commercial paper................  (1,585)     --       --
                                                     -------  -------  -------
          Total other operating income.............. $12,439  $19,878  $13,191
                                                     =======  =======  =======
      Other operating income as a % of average
       interest-earning assets......................    1.94%    2.77%    1.47%
                                                     =======  =======  =======

   Other operating income decreased $7.4 million or 37.4% in 2000 from 1999 and increased $6.7 million or 50.7% in 1999 from 1998. Results in 2000 include a $1.6 million write-down of commercial paper. See Note 17 to the Company's Consolidated Financial Statements. During 1999, the Company realized a $7.1 million gain on the sale of finance receivables and certain assets. See Note 2 to the Company's Consolidated Financial Statements. Other income generated by the credit card portfolio decreased $1.8 million in 1999 from 1998 as the sale of the portfolio was finalized on March 2, 1999 and no credit card related revenue or expense was recorded in 1999 or 2000. Insurance commissions decreased $2.4 million in 2000 from 1999 and decreased $2.2 million in 1999 from 1998 as a result of a shift away from the direct lending business.

   A revenue sharing program on collateral protection insurance initiated in January 1999 resulted in insurance premium increases in 2000 and 1999. The Company has further evaluated this program and will discontinue underwriting this coverage effective April 2001. This will have a negative impact on future other operating income; however, the Company believes this decision will have an overall positive impact on earnings by reducing insurance administration expense, claims expense and charge-offs.

Other Operating Expenses

   In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

   The following table summarizes the components of other operating expenses for the three years ended December 31 (dollars in thousands):

                                                      2000     1999      1998
                                                     -------  -------  --------
      Salaries and employee benefits...............  $40,430  $46,231  $ 49,142
      Insurance claims and other underwriting
       expense.....................................    7,178    2,812     1,121
      Goodwill amortization........................      --       215       859
      Amortization of excess of revalued net assets
       over liabilities and stockholders'
       investment..................................   (9,881)  (7,407)      --
      Reorganization expenses, net.................      --     1,105     3,259
      Restructuring expenses.......................     (249)   1,950      (344)
      Loss on credit card portfolio held for sale..      --       --     15,800
      Other expenses...............................   21,931   22,589    31,258
                                                     -------  -------  --------
          Total....................................  $59,409  $67,495  $101,095
                                                     =======  =======  ========
      Other operating expense as a % of average
       interest-earning assets.....................     9.24%    9.40%    11.26%
                                                     =======  =======  ========

   Other operating expenses decreased $8.1 million or 12.0% in 2000 from 1999 and decreased $33.6 million or 33.2% in 1999 from 1998. $2.7 million of the decline in 2000 from 1999 and $8.1 million of the decline in 1999 from 1998 is amortization expense. The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to operating expense. In 1998, other operating expenses included a $15.8 million loss resulting from the negotiated sale of its credit card portfolio. Credit card related expenses declined $5.7 million in 1999 from 1998 as a result this portfolio sale. Salary and benefits expense decreased $5.8 million in 2000 from 1999 and decreased $2.9 million in 1999 from 1998 due to reductions in staff.

   The aforementioned collateral protection insurance program initiated in January 1999 resulted in increased claims and underwriting expenses in 2000 and 1999 compared to prior years. The Company has further evaluated this program and will discontinue underwriting this coverage at the expiration of the current contract on March 31, 2001. This will have a positive impact on future underwriting and claims expense.

Restructuring Charges

   During 1999, the Company implemented a plan to close a total of 46 collection offices. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. These charges and credits (included in other operating expenses) and their utilization is summarized below (in thousands):

                                Amounts Amounts  Amounts              Balance
                                Charged Utilized Utilized Adjustments Dec. 31,
                                In 1999 In 1999  In 2000    In 2000     2000
                                ------- -------- -------- ----------- --------
   Lease buyouts and other
    expenses................... $  998    $380    $  774     $(156)    $ --
   Employee severance and
    retention..................    952     333       712       (93)      --
                                ------    ----    ------     -----     -----
       Total................... $1,950    $713    $1,486     $(249)    $ --
                                ======    ====    ======     =====     =====

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

   A $249,000 credit was recorded to restructuring expense in 2000 to adjust previously recorded reserves to zero upon final disposition of all severance and lease obligations.

Reorganization Expenses

   In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization are reported separately as reorganization expenses in the Consolidated Statements of Income. These expenses were incurred by the Predecessor Company and are summarized below for the years ended December 31, (in thousands):

                                                                 1999    1998
                                                                ------- -------
      Interest expense......................................... $19,847 $   --
      Management consultants...................................   6,933   2,336
      Adjustments of assets and liabilities to fair value......   3,085     --
      Creditor attorneys and advisors..........................   1,193   2,235
      Corporate counsel........................................     846   2,056
      Independent accountants..................................     550   1,059
      Board of Directors representation........................     100   1,312
      Forbearance fee..........................................     --   15,176
      Investment banking.......................................     --    2,045
      Bank line of credit fees.................................     --      121
      Termination agreement with former CEO....................     --   (1,965)
      Other....................................................   1,165   2,051
                                                                ------- -------
          Total................................................ $33,719 $26,426
                                                                ======= =======

Income Taxes

   The effective tax rate for 2000 income was 12.5% tax; 1999 income was 30.4% tax; and 1998 loss was 12.1% tax.

   The lower effective tax rate in 2000, compared to a 35% federal statutory rate, reflected the effect of the amortization of the excess of the revalued net assets over liabilities and stockholders' investment and the effect of state tax refunds, net of federal taxes.

   The lower effective tax rate in 1999, compared to a 35% federal statutory rate, reflected the effect of the amortization of the excess of the revalued net assets over liabilities and stockholders' investment and the elimination of the valuation allowance. During 1999, the Company recorded an extraordinary gain from discharge of indebtedness in connection with its March 23, 1999 emergence from the Voluntary Case, aggregating approximately $68.2 million. This gain, as adjusted for bankruptcy-related items and 1999 net operating loss for tax purposes, will, under section 108 of the Internal Revenue Service Code, reduce the tax basis of certain assets as of January 1, 2000. Deferred taxes have been provided for estimated tax effect of future reversing timing differences related to this tax basis reduction as well as other timing differences existing at December 31, 1999. Current taxes were not significant.

   The negative effective tax rate in 1998 is primarily due to a valuation adjustment to finance receivables and certain expenses incurred in connection with the restructuring which were not deductible for tax purposes.

Credit Losses and Delinquencies

   The credit loss and delinquency information below are for both the Reorganized Company and the Predecessor Company.

Credit Losses

   Finance receivable accounts are charged off monthly before they become five payments contractually delinquent. Accounts that are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize an extension of the charge-off period if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                                     2000     1999      1998
                                                    -------  -------  --------
      Provision for finance credit loss...........  $20,380  $32,928  $ 56,790
      Net charge-offs:
        Absorbed by allowance for credit losses...  $22,148  $47,058  $103,402
        Absorbed by nonrefundable dealer reserves.   34,051   32,966    41,371
                                                    -------  -------  --------
          Total net charge-offs...................  $56,199  $80,024  $144,773
                                                    =======  =======  ========
      Allowance for finance credit losses at end
       of year....................................  $39,071  $39,543  $ 53,485
      Nonrefundable dealer reserves at end of
       year.......................................   28,014   34,062    36,820

     Ratios

                                                     2000     1999      1998
                                                    -------  -------  --------
      Net charge-offs as a percent of average
       total finance receivables, net of unearned
       income
        Absorbed by allowance for credit losses...     4.41%    7.99%    12.82%
        Absorbed by nonrefundable dealer reserves.     6.77%    5.60%     5.13%
                                                    -------  -------  --------
          Total...................................    11.18%   13.59%    17.95%
      Allowance for finance credit losses to total
       finance receivables, net of unearned income
       at end of year.............................     8.06%    7.60%     8.32%
      Nonrefundable dealer reserves to sales
       finance receivables, net of unearned income
       at end of year.............................     5.94%    7.02%     6.73%

Nonaccrual Accounts and Repossessions

   If an account is 60 or more days contractually delinquent at the end of any month it is placed on nonaccrual. The following table sets forth certain information regarding nonaccrual accounts and repossessed assets at December 31, (dollars in thousands):

                                                         2000    1999    1998
                                                        ------- ------- -------
      Nonaccruals, net of unearned income
        Non-bankrupt receivables....................... $ 5,782 $ 7,112 $18,155
        Bankrupt accounts..............................   2,194   5,466   8,392
                                                        ------- ------- -------
          Total nonaccruals, net of unearned income ...   7,976  12,578  26,547
      Repossessed assets, net of reserves..............   2,668   2,542   3,836
                                                        ------- ------- -------
          Total nonaccrual accounts, net of unearned
           income and repossessed assets, net of
           reserves.................................... $10,644 $15,120 $30,383
                                                        ======= ======= =======
      Bankrupt accounts, net of unearned income not in
       nonaccrual status............................... $ 5,298 $ 6,675 $12,599
                                                        ======= ======= =======
      Nonaccrual accounts and repossessed assets as a
       percent of total finance receivables, net of
       unearned income.................................   2.20%   2.91%   4.72%
                                                        ======= ======= =======

   Repossession of collateral generally occurs when debtors are 45 to 90 days contractually past due. Repossession activities have been consolidated within the Company and many of the activities have been outsourced to another party, which handles the pickup of collateral and delivery to auction. Automobiles are generally sold at auction within 60 days of repossession.

   Net repossessed assets are reserved at 70% of the outstanding balance owed at December 31, 2000 and are carried in other assets. Prior to September 30, 2000 net repossessed assets were carried net of a 75% reserve. The reduction in reserve from 75% to 70% was due to improved recovery rates. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses.

   Nonaccrual accounts show significant improvement in 2000 and 1999 compared to 1998 as a result of improved collections. There can be no assurances that this trend will continue into the future.

Credit Card Program

   The Company had a portfolio of approximately $50.6 million of credit card receivables, before reserves, at December 31, 1998 that generated a 1998 loss (prior to the allocation of interest expense) of $3.9 million. During 1998, the Company negotiated a sale of the credit card portfolio for $27.9 million, net of selling expenses. As a result, the Company reclassified these assets at December 31, 1998 as "credit card portfolio held for sale" and recorded a $15.8 million loss on the sale in 1998. The sale of the credit card portfolio was consummated on March 2, 1999.

LIQUIDITY AND FINANCIAL RESOURCES

   The Company has used cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables. In addition, at December 31, 2000 the Company had $127.1 million in cash and cash equivalents, which can be used to fund future growth of finance receivables and other corporate activities.

   The Company has $342.9 million of funding through March 23, 2001 in the form of Senior Secured Notes and an additional $22.5 million of funding through March 23, 2002 in the form of Senior Subordinated Notes. See Note 4 to the Consolidated Financial Statements.

   On February 26, 2001, the Company announced that it had signed a $300 million warehouse commitment with a major financial institution. The commitment is subject to a number of conditions prior to funding, including the negotiation of the final terms. While the Company anticipates negotiating satisfactory terms and meeting all other conditions, there can be no assurances it will be able to do so. Senior secured debt scheduled to mature March 23, 2001 is expected to be retired with proceeds from the refinancing and available cash.

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

   The Plan provided (a) for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust and (b) for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of December 31, 1998 and all amounts were paid during 2000 and 1999 with the exception of approximately $172,000 which remains set aside for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation.

   The Securities and Exchange Commission has been investigating the events giving rise to the accounting irregularities. Those events have also been under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company has cooperated fully in these investigations.

   In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions (the "Consumer Finance Cases"), including cases which have been brought as putative class actions, are pending in the various states in which the Company's subsidiaries conduct business. It is the policy of MFN and its subsidiaries to vigorously defend litigation; however, MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred, management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position and results of operations of MFN.

   The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the Consumer Finance Cases, no accrual has been made for the majority of these lawsuits.

RECENT ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" and is effective for fiscal years beginning after June 15, 2000. At December 31, 2000, the Company held an interest rate cap that is subject to the provisions of SFAS 133 as of 2001 and accounted for as a hedge under SFAS 138. This derivative instrument will expire in the first quarter of 2001. The difference between the carrying amount and the fair value of the interest rate cap is not significant at December 31, 2000. The Company may, from time to time, purchase derivative instruments to hedge certain financial risks. Any such instruments will be accounted for and disclosed in accordance with SFAS 133 and SFAS 138. Management does not expect this statement to have a material impact on the financial position or results of operations.

   In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS No. 140 replaces Statement of Financial Accounting Standards No. 125 ("SFAS 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" SFAS 125 and revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. There is no impact on the Company for the year ended December 31, 2000. Management believes that the nature and extent of any future impact will be dependent upon the transfer of financial assets that may occur in the future.

Item 7a Quantitative and Qualitative Disclosures About Market Risk

   MFN believes its market risk on financial instruments from changes in interest rates to be low. The Company's financial instruments include cash and cash equivalents consisting of marketable securities with purchased maturities of three months or less, fixed-rate finance receivables and both fixed-rate and variable-rate debt.

   The maturities of the finance receivables generally range for periods from 12 months to 48 months at annual fixed rates of interest ranging, with minor exceptions, from 18% to 40%. As these instruments are typically acquired or originated at the maximum rate allowed in states that impose interest rate limits, fluctuations in market interest rates do not generally impact the rate set on the contract.

   Debt is used as the primary source for funding the Company's finance receivables. The Company's debt is comprised of (i) Series A Senior Secured Notes Due March 23, 2001, (the "Series A Notes") which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Senior Secured Notes Due March 23, 2001, (the "Series B Notes") which have a floating rate of interest based on the three month LIBOR (London Interbank Offered Rate), payable quarterly and (iii) Senior Subordinated Notes Due March 23, 2002 which have an 11% annual fixed rate of interest, payable quarterly.

   The Company entered into an interest rate cap effective March 23, 1999, the effect of which was to cap the maximum rate of the Series B Notes at 10.0%.

   MFN does not acquire financial instruments for trading purposes.

Item 8 Consolidated Financial Statements And Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
MFN Financial Corporation (f/k/a Mercury Finance Company)

   We have audited the accompanying consolidated balance sheets of MFN Financial Corporation and subsidiaries (Reorganized Company) as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows of MFN Financial Corporation for the twelve-month period ended December 31, 2000 and the nine-month period from April 1, 1999 through December 31, 1999 and of Mercury Finance Company (Predecessor Company) for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFN Financial Corporation and subsidiaries as of December 31, 2000 and December 31, 1999, and the consolidated results of operations and cash flows of MFN Financial Corporation for the twelve-month period ended December 31, 2000 and the nine-month period from April 1, 1999 through December 31, 1999 and of Mercury Finance Company for the three-month period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

   As more fully described in Note 1 to the consolidated financial statements, MFN Financial Corporation emerged from bankruptcy on March 23, 1999. In accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants, MFN Financial Corporation has adopted "fresh start" reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of March 31, 1999. As a result, the consolidated financial statements for periods subsequent to March 31, 1999, reflect this basis of reporting and are not necessarily comparable to the Predecessor Company's consolidated financial statements.

                                          /s/ Grant Thornton LLP

Chicago, Illinois
January 30, 2001
(Except for the second paragraph of Note 17, as to which the date is February 26, 2001)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Mercury Finance Company:

   We have audited the accompanying statements of income, changes in stockholders' equity and cash flows of Mercury Finance Company and subsidiaries (the "Company") for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

   The accompanying 1998 financial statements have been prepared assuming the Company will continue as a going concern. As described in Notes 1 and 4, on July 15, 1998, the Company filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Illinois for relief under Chapter 11 of Title 11 of the United States Code. Under the Second Amended Plan of Reorganization (the "Plan"), which was confirmed by order of the Court on March 10, 1999, a portion of the outstanding debt will be converted to equity, the remaining debt will be restructured and the litigation pending related to the financial irregularities will be settled. Upon the effective date of the Plan, the Company will adopt fresh-start accounting and continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
March 10, 1999

                           MFN FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                               As of December 31

                                                                2000     1999
(In thousands)                                                -------- --------
                           ASSETS
                           ------
Cash and cash equivalents.................................... $127,093 $123,635

Finance receivables, net of unearned income..................  484,854  520,012
Less: Allowance for finance credit losses....................   39,071   39,543
Less: Nonrefundable dealer reserves..........................   28,014   34,062
                                                              -------- --------
Finance receivables, net.....................................  417,769  446,407

Income taxes receivable......................................    7,878    8,692
Furniture, fixtures and equipment, net.......................    2,650    1,918
Other assets (including repossessions).......................    5,787    7,924
                                                              -------- --------
    Total Assets............................................. $561,177 $588,576
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Liabilities
  Senior secured debt........................................ $342,908 $381,242
  Senior subordinated debt...................................   22,500   22,500
  Deferred income taxes......................................   24,445   19,289
  Other liabilities..........................................   14,569   18,025
  Excess of revalued net assets over liabilities and
   stockholders' investment..................................   32,110   41,991
                                                              -------- --------
    Total Liabilities........................................  436,532  483,047
                                                              -------- --------
Stockholders' Equity
  Common stock--$.01 par value; 50,000,000 shares authorized;
   Outstanding:
   December 31, 2000--10,000,003 shares
   December 31, 1999--10,000,000 shares......................      100      100
  Paid in capital............................................   84,900   84,900
  Retained earnings..........................................   39,645   20,529
                                                              -------- --------
    Total Stockholders' Equity...............................  124,645  105,529
                                                              -------- --------
    Total Liabilities and Stockholders' Equity............... $561,177 $588,576
                                                              ======== ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                Reorganized Company       Predecessor Company
                              ------------------------ -------------------------
                                           Nine Months
                                              Ended    Three Months
                               Year Ended    Dec 31,      Ended      Year Ended
(In thousands, except per     Dec 31, 2000    1999     Mar 31, 1999 Dec 31, 1998
share data)                   ------------ ----------- ------------ ------------
Interest income
 Finance charges and loan
  fees.......................   $117,965    $100,235     $ 35,313     $178,897
 Investment income...........      9,175       4,932          414        2,196
                                --------    --------     --------     --------
   Total interest income.....    127,140     105,167       35,727      181,093
Interest expense.............     39,126      32,191          474       38,593
                                --------    --------     --------     --------
 Net interest income before
  provision for finance
  credit losses..............     88,014      72,976       35,253      142,500
Provision for finance credit
 losses......................     20,380      23,071        9,857       56,790
                                --------    --------     --------     --------
 Net interest income after
  provision for finance
  credit losses..............     67,634      49,905       25,396       85,710
                                --------    --------     --------     --------
Other operating income
 Insurance premiums..........     11,344       6,286          815        4,027
 Fees and insurance
  commissions................      1,059       2,208        1,240        5,599
 Other revenue...............      1,544       1,273          998        3,565
 Gain on sale of finance
  receivables and assets.....         77       7,058          --           --
 Write-down of commercial
  paper......................     (1,585)        --           --           --
                                --------    --------     --------     --------
   Total other operating
    income...................     12,439      16,825        3,053       13,191
                                --------    --------     --------     --------
Other operating expenses
 Salaries and employee
  benefits...................     40,430      33,081       13,150       49,142
 Occupancy expense...........      3,183       2,617          999        4,592
 Equipment expense...........      2,149       1,146          767        3,291
 Data processing expense.....      1,014         983          469        1,898
 Insurance claims and other
  underwriting expense.......      7,178       2,841          (29)       1,121
 Amortization................     (9,881)     (7,407)         215          859
 Reorganization expenses,
  net........................        --          --         1,105        3,259
 Restructuring charges.......       (249)      1,950          --          (344)
 Loss on credit card
  portfolio held for sale....        --          --           --        15,800
 Other operating expenses....     15,585      11,219        4,389       21,477
                                --------    --------     --------     --------
   Total other operating
    expenses.................     59,409      46,430       21,065      101,095
                                --------    --------     --------     --------
Operating income (loss)......     20,664      20,300        7,384       (2,194)
Non-operating expenses
 Provision for litigation....        --          --           --        18,950
 Reorganization expenses.....        --          --        33,719       26,426
                                --------    --------     --------     --------
   Total non-operating
    expenses.................        --          --        33,719       45,376
Income (loss) before income
 taxes and extraordinary
 credits.....................     20,664      20,300      (26,335)     (47,570)
Income tax provision
 (benefit)...................      2,265       1,291       (5,287)       6,000
                                --------    --------     --------     --------
Net income (loss) before
 extraordinary credits.......     18,399      19,009      (21,048)     (53,570)
Extraordinary credits:
 Gain on discharge of
  indebtedness, net of
  taxes......................        --          --        45,570          --
 Gain on early retirement of
  debt, net of taxes.........        717       1,520          --           --
                                --------    --------     --------     --------
Net income (loss)............   $ 19,116    $ 20,529     $ 24,522     $(53,570)
                                ========    ========     ========     ========
Weighted average common
 shares outstanding:
 Basic.......................     10,000      10,000           **           **
 Diluted.....................     10,002      10,001           **           **
Earnings per common share:
 Basic.......................   $   1.91    $   2.05           **           **
 Diluted.....................   $   1.91    $   2.05           **           **
Dividends per common share
 declared:...................   $    --     $    --            **           **

--------
** Earnings per common share and dividends per common share amounts as they relate to the Predecessor Company are not meaningful due to the Voluntary Case. See notes 1 and 6.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                               Retained                 Total
                            Common    Paid In  Earnings   Treasury  Stockholders'
                            Stock     Capital  (Deficit)   Stock       Equity
(In thousands)            ----------  -------  ---------  --------  -------------
Predecessor Company
Balance at January 1,
 1998...................  $  177,901  $ 8,244  $(49,781)  $(53,664)   $ 82,700
Net loss for period
 January 1, 1998 through
 December 31, 1998......         --       --    (53,570)       --      (53,570)
                          ----------  -------  --------   --------    --------
Balance at December 31,
 1998...................     177,901    8,244  (103,351)   (53,664)     29,130
Net income for period
 January 1, 1999 through
 March 31, 1999.........         --       --     24,522        --       24,522
Effect of Reorganization
 and Fresh Start
 Reporting:
  Extinguishment of old
   stock................    (177,901)  (8,244)   78,829     53,664     (53,652)
  Issuance of new stock.         100   84,900       --         --       85,000
                          ----------  -------  --------   --------    --------
Balance at March 31,
 1999...................         100   84,900       --         --       85,000
Post-Emergence
 Reorganized Company
Net income for period
 April 1, 1999 through
 December 31, 1999......         --       --     20,529        --       20,529
                          ----------  -------  --------   --------    --------
Balance at December 31,
 1999...................         100   84,900    20,529        --      105,529
Net income for period
 January 1, 2000 through
 December 31, 2000......         --       --     19,116        --       19,116
                          ----------  -------  --------   --------    --------
Balance at December 31,
 2000...................  $      100  $84,900  $ 39,645   $    --     $124,645
                          ==========  =======  ========   ========    ========

-------------------------------------------------------------------------------




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Reorganized Company       Predecessor Company
                           ------------------------- -------------------------
                                        Nine Months  Three Months
                            Year Ended     Ended        Ended      Year Ended
                           Dec 31, 2000 Dec 31, 1999 Mar 31, 1999 Dec 31, 1998
(In thousands)             ------------ ------------ ------------ ------------
Cash flows from operating
 activities
Net income (loss).........   $ 19,116     $ 20,529     $ 24,522     $(53,570)
Adjustments to reconcile
 net income (loss) to net
 cash provided by (used
 in) operating activities:
 Loss on credit card
  portfolio held for
  sale....................        --           --           --        15,800
 Provision for litigation
  settlement..............        --           --           --        18,950
 Provision for finance
  credit losses...........     20,380       23,071        9,857       56,790
 Gain on sale of finance
  receivables and
  assets..................        (77)      (7,058)         --           --
 Gain on early retirement
  of debt.................     (1,184)      (2,513)         --           --
 Provision (benefit) for
  deferred income taxes...      5,156        1,918       (5,287)         --
 Net (increase) decrease
  in income tax
  receivable..............        814       10,534      (15,913)      71,342
 Net increase (decrease)
  in taxes payable........        --        (9,761)      (7,528)      12,000
 Net gain on discharge of
  indebtedness............        --           --       (68,229)         --
 Extinguishment of
  dividend payable........        --           --       (12,937)         --
 Write-off of goodwill
  and fixed assets, net...        --           --        16,022          --
 Depreciation and
  amortization............     (9,178)      (7,280)         607        2,537
 Net decrease in other
  assets..................      3,521        6,421       16,074        9,750
 Net increase (decrease)
  in other liabilities....     (3,066)     (45,999)      43,752       (2,199)
                             --------     --------     --------     --------
   Net cash provided by
    (used in) operating
    activities............     35,482      (10,138)         940      131,400
Cash flows from investing
 activities
 Principal collected and
  recoveries of charged-
  off finance
  receivables.............    311,168      267,369      108,424      481,337
 Finance receivables
  originated or
  purchased...............   (306,290)    (231,882)    (101,074)    (325,716)
 Proceeds from sale of
  finance receivables.....      2,075       35,214          --           --
 Proceeds from sale of
  credit card portfolio...        --           --        22,414          --
 Purchases of furniture,
  fixtures and
  equipment...............     (1,437)      (2,048)        (175)        (567)
                             --------     --------     --------     --------
   Net cash provided by
    investing activities..      5,516       68,653       29,589      155,054
Cash flows from financing
 activities
 Repayments of senior
  debt and commercial
  paper...................    (37,540)    (150,985)        (774)     (77,391)
 Repayments of senior
  debt term notes.........        --           --           --       (76,609)
                             --------     --------     --------     --------
   Net cash used in
    financing activities..    (37,540)    (150,985)        (774)    (154,000)
                             --------     --------     --------     --------
   Net increase (decrease)
    in cash and cash
    equivalents...........      3,458      (92,470)      29,755      132,454
Cash and equivalents at
 beginning of period......    123,635      216,105      186,350       53,896
                             --------     --------     --------     --------
Cash and equivalents at
 end of period............   $127,093     $123,635     $216,105     $186,350
                             ========     ========     ========     ========
Supplemental cash
 disclosures
 Income taxes paid to
  federal and state
  governments.............   $  1,630     $    364     $ 13,133     $  1,563
 Net interest paid........     38,134       51,999           44       36,874
Supplemental non-cash
 disclosures
 Write-down of commercial
  paper...................   $  1,585          --           --           --
 Cancellation of
  indebtedness............        --           --      $148,978          --
 Extinguishment of old
  stock...................        --           --       (53,652)         --
 Issuance of new stock....        --           --        85,000          --

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998

Note 1--Organization and Summary of Significant Accounting Policies

   MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") is a consumer finance company doing business through its subsidiaries (the "consumer finance subsidiaries"). The Company also offers certain insurance services through MFN Insurance Company ("MFN Insurance"), a subsidiary. The Company's borrowers generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.

 Basis of Presentation

   The accounting and reporting policies of MFN conform to accounting principles generally accepted in the United States of America for the finance and insurance industries. The consolidated financial statements include the accounts of the Company, the consumer finance subsidiaries and MFN Insurance. All significant intercompany accounts and transactions have been eliminated. See Note 4 for additional information regarding the Company's voluntary petition (the "Voluntary Case") in the United States Bankruptcy Court for the Northern District of Illinois (the "Court") for relief under chapter 11 of title 11 of the United States Code (the "Code"). The Voluntary Case was filed with the Court by the Company on July 15, 1998. The Company's Second Amended Plan of Reorganization (the "Plan" or "Plan of Reorganization") was confirmed by order of the Court on March 10, 1999. The effective date of the Plan was March 23, 1999 (the "Effective Date"). Due to the Company's emergence from the Voluntary Case and implementation of Fresh Start Reporting, Consolidated Financial Statements for the Reorganized Company as of March 31, 1999 and for the periods subsequent to March 31, 1999 (the "Reorganized Company") are not comparable to those of the Company for the periods prior to March 31, 1999 (the "Predecessor Company"). For financial reporting purposes, the effective date (the "Fresh Start Effective Date") of the Plan of Reorganization is considered to be the close of business on March 31, 1999. The results of operations for the period from March 23, 1999 through March 31, 1999 were not material.

   The Plan provided (a) for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust and (b) for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of December 31, 1998 and all amounts were paid during 2000 and 1999 with the exception of approximately $172,000 which remains set aside for costs and expenses of certain officers, immediately following March 23, 1999, in connection with their participation in a government investigation.

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

   The reorganization value of $85.0 million (the approximate fair value) was based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded company

                           MFN FINANCIAL CORPORATION
market multiples and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry. The Predecessor Company's equity was eliminated in Fresh Start Reporting.

   In accordance with Fresh Start Reporting guidelines, certain noncurrent assets, including goodwill, recorded on the Company's Consolidated Balance Sheet at the Fresh Start Effective Date aggregating $16.0 million were reduced to zero as a result of the fair value of the Company's assets exceeding the fair value of its liabilities and stockholders' investment. In addition, as a result of reorganization, the dividends payable liability in the amount of $12.9 million was extinguished. The net result of the adjustment of assets and liabilities to fair value was a charge to earnings of $3.1 million during the period ended March 31, 1999. After reducing the fair value of certain noncurrent assets to zero, the excess of the fair value of the remaining assets over the fair value of liabilities and stockholders' investment, totaling $49.4 million, was recorded as a deferred credit, "Excess of Revalued Net Assets Over Liabilities and Stockholders' Investment". This balance is being amortized over 5 years.

   The Company's emergence from the Voluntary Case and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of March 31, 1999 (in thousands):

                                               Fresh Start
                              Predecessor      Adjustments           Reorganized
                                Company     --------------------       Company
                             March 31, 1999  Debit       Credit     March 31, 1999
                             -------------- --------    --------    --------------
   Assets
    Cash and cash
     equivalents...........     $216,105    $    --     $    --        $216,105
    Finance receivables,
     net...................      535,523         --          --         535,523
    Other assets...........       31,200         --          --          31,200
                                --------    --------    --------       --------
      Total Assets.........     $782,828    $    --     $    --        $782,828
                                ========    ========    ========       ========

   Liabilities and
    Stockholders Equity
    Liabilities
    Senior Debt............     $674,471    $240,306(a) $    --        $434,165
    Excess cash payments
     to senior debt
     holders...............          --          --      100,707(b)     100,707
    Subordinated debt......       22,500         --          --          22,500
    Interest payable.......       30,552       9,008(a)      --          21,544
    Other liabilities......       23,801         371(c)      --          23,430
    Income taxes...........        4,472         --       22,659(d)      27,131
    Litigation accrual.....       18,950         --          --          18,950
    Excess of revalued net
     assets over over
     liabilities and
     stockholders'
     investment............          --          --       49,401(e)      49,401
                                --------    --------    --------       --------
      Total Liabilities....      774,746     249,685     172,767        697,828
   Stockholders' Equity
   Common stock............      177,901     177,901(f)      100(g)         100
    Paid-in capital........        8,244       8,244(f)   84,900(g)      84,900
    Accumulated deficit....     (124,399)        --       78,829(f)         --
                                                          45,570(h)         --
    Treasury stock.........      (53,664)        --       53,664(f)         --
                                --------    --------    --------       --------
      Total Stockholders'
       Equity..............        8,082     186,145     263,063         85,000
                                --------    --------    --------       --------
      Total Liabilities and
       Stockholders'
       Equity..............     $782,828    $435,830    $435,830       $782,828
                                ========    ========    ========       ========

--------
(a) To reflect the cancellation of the old debt and related accrued interest.
(b) To setup a payable of Excess Cash to Senior Debt Holders in accordance with the Plan of
   Reorganization. Payment occurred on April 1, 1999.
(c) To write-off cancelled liabilities of the Company.
(d) To establish deferred income tax liability on the cancellation of indebtedness.

                           MFN FINANCIAL CORPORATION

(e) The excess of revalued net assets over liabilities and stockholders' investment is calculated below (in thousands):

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

   The extraordinary gain, net of taxes is calculated below (in thousands):

      Historical carrying value of old debt securities..............  $ 696,971
      Historical carrying value of related accrued interest.........     29,405
      Value exchanged for old debt:
        Excess cash payment, including interest.....................   (121,104)
        New senior secured notes....................................   (434,165)
        New senior subordinated notes...............................    (22,500)
        New common stock (9.5 million shares to creditors)..........    (80,750)
        Other.......................................................        372
                                                                      ---------
        Extraordinary gain before tax...............................     68,229
        Tax provision...............................................    (22,659)
                                                                      ---------
        Extraordinary gain..........................................  $  45,570
                                                                      =========

   The consolidated balance sheets as of December 31, 2000 and 1999 and the statements of income, cash flows and changes in shareholders equity for the twelve months ended December 31, 2000 and the nine months ended December 31, 1999 are of MFN Financial Corporation. The consolidated statements of income, cash flows and changes in shareholders equity for the three months ended March 31, 1999 and the twelve months ended December 31, 1998 are of Mercury Finance Company.

   To facilitate a comparison where the Company's year-to-date operating performance compares fiscal years 2000, 1999 and 1998, the following discussion of certain consolidated financial information may be presented on a traditional comparative basis for all periods even though the accounting requirements for companies upon emergence from bankruptcy calls for separate reporting for the reorganized company and the predecessor company. Consolidated results of operations for the year ended December 31, 1999 may be presented as a combination of Reorganized Company and the Predecessor Company and careful analysis should be used when interpreting these results.

 Revenue Recognition--Consumer Finance Subsidiaries

   Finance charges on precomputed loans and sales finance contracts (collectively referred to as "precompute accounts") are credited to unearned finance charges at the time the loans and sales finance contracts are made or purchased. Interest income is calculated using the effective interest method to produce constant rates of interest (yields). If a precompute account is greater than 60 days contractually delinquent at any month end, the accrual

                           MFN FINANCIAL CORPORATION
of income is suspended until the account is less than 60 days past due. Interest on interest-bearing loans and sales finance contracts is calculated on a 360-day or actual-day year basis depending upon state law and recorded on the accrual basis; accrual is suspended when an account is 60 or more days contractually delinquent. Late charges and deferment charges on all contracts are taken into income as collected. Fees and other income are derived from the sale of other products and services.

 Insurance Operations

   In conjunction with MFN's lending business and through contractual arrangements with insurance companies, the operating subsidiaries offer credit life, accident and health, property and involuntary unemployment insurance to borrowers at the borrower's discretion. Borrowers may obtain financing for these insurance products under sales finance contracts purchased from merchants and automobile dealers.

   The policies insure the holder of a sales finance contract or other debt instrument for the outstanding balance (or portion thereof as specified in the policy) payable in the event of (i) death or disability of the debtor (ii) damage to, or destruction of, property collateralizing the account or (iii) the debtor's unemployment. Premiums are earned over the life of the contracts principally using pro-rata and sum-of-the-months digits methods or in relation to anticipated benefits to the policy holder. These products, provided on sales finance contracts, do not generate a material amount of fee income.

   Also in conjunction with their lending business, the Company purchases insurance coverage and charges its customers who let their insurance coverage lapse on automobiles that are collateral on the outstanding retail sales contracts. During the second quarter of 1997, the Company formed a captive insurance company, MFN Insurance Company, to reinsure coverage under such policies. MFN Insurance Company provides aggregate coverage for incurred losses in excess of targeted loss ratios through a reinsurance agreement with the primary carrier. Effective April 2001, the Company will no longer purchase collateral protection insurance for customers who fail to provide for coverage.

 Finance Receivables, Allowance for Finance Credit Losses and Nonrefundable Dealer Reserves

   MFN originates direct consumer loans and purchases individual retail sales finance contracts from third party dealers. Sales finance contracts are generally purchased at a discount from the principal amount financed. This discount is referred to as a nonrefundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. The dealer reserve is amortized as a reduction to the provision for finance credit losses over the life of the individual sales finance contract using the actuarial method. Management believes this method provides for an appropriate matching of finance charge income and provision for finance credit losses. Historical loss experience on the Company's sales finance receivables has shown that the nonrefundable dealer reserves are not adequate to cover potential losses over the life of the contracts. Therefore, the Company maintains an allowance for finance credit losses that is available to absorb credit losses that are inherent in the portfolio and which exceed the unamortized nonrefundable dealer reserve.

   Management utilizes a loss reserving methodology commonly referred to as "static pooling" which stratifies the components of its sales finance receivable portfolio (i.e., dealer reserve, principal balances and related charge-offs and recoveries) into separately identified pools. A pool is defined as the total net receivables acquired within a given calendar month. Each period, the Company segregates each pool by delinquency classification (i.e. not delinquent, 30, 60, 90 and 120 days past due) and utilizes a formula-based approach to estimate the required allowance. The change in the required allowance from the prior period to the current period results in a charge or credit to the provision for finance credit losses. Management also performs an ongoing analysis measuring prior period estimates of such inherent credit losses against actual net charge-offs to support the level of allowance.

                           MFN FINANCIAL CORPORATION

   The provision for finance credit losses results from a combination of (a) charge-offs (b) recoveries (c) an adjustment from the aforementioned allowance calculation and (d) the amortization of nonrefundable dealer reserves. When a customer experiences delinquency problems, the allowance for credit losses is increased with an offsetting charge to the provision for credit losses on the income statement. As the amount of a credit loss is confirmed by gathering additional customer information, the Company typically secures and liquidates the collateral in full or partial settlement of the account. Deficiency balances are charged-off with an amount being absorbed by the nonrefundable dealer reserve and the remainder absorbed by the allowance for finance credit losses. If, subsequent to a charge-off, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than earlier estimated, a recovery is recorded.

   The Company applies Statement of Financial Accounting Standards No. 114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15" and Statement of Financial Accounting Standards No. 118 ("SFAS 118") "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures--an amendment of FASB Statement No. 114", which address the accounting by creditors for impairment of a loan and related income recognition and disclosures. During 2000, the Company changed its method of application of SFAS 114 to eliminate discounting of future cash flows on identified impaired receivables. Due to the short period of time that finance receivables are managed from impairment to charge-off, the Company factors into its reserving methodology a higher amount of allowance for accounts contractually delinquent 60 or more days.

   Statement of Financial Accounting Standards No. 91 ("SFAS 91"), "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires that loan origination and commitment fees and certain direct loan origination and account purchase costs be deferred and amortized as an adjustment to the related loan's yield. MFN adopted the provisions of this statement during 1999 and the results did not have a material effect on the Company's reported results of operations or financial condition.

   Unearned income represents the balance of interest income and insurance commission income remaining from the capitalization of the total interest and insurance to be earned over the original term of the related precompute account. Unearned income also includes capitalized FAS 91 costs.

   Finance receivable accounts that are contractually delinquent four payments are charged off monthly before they become contractually delinquent five payments. Accounts that are deemed uncollectible prior to the maximum charge-off period are charged off immediately. Management may authorize a temporary extension of the charge-off period if collection appears imminent during the next calendar month.

 Cash and Cash Equivalents

   Cash and cash equivalents include marketable securities with purchased maturities of three months or less. At December 31, 2000, cash and cash equivalents had an amortized cost basis of $128.7 million and a market value of $127.1 million. The difference between the amortized cost basis and the market value represents a $1.6 million write-down related to holdings in a California utility company. At December 31, 1999, cash and cash equivalents had an amortized cost and market value of $123.6 million.

 Furniture, Fixtures and Equipment, Net

   Furniture, fixtures and equipment are carried at cost, less accumulated depreciation, and are depreciated on a straight-line basis over their estimated useful lives.

                           MFN FINANCIAL CORPORATION

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

   The Company evaluates deferred tax assets to determine whether they are likely to be realized. In making its determination, management considers the possible recovery of taxes already paid and the likelihood of generating additional taxable income in the future.

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

   The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million, recorded on March 23, 1999 as a result of Fresh Start Reporting, is being amortized over a 60 month period and appears as a credit to amortization.

 Stock-Based Compensation

   SFAS 123, "Accounting for Stock-based Compensation," ("SFAS 123") defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting. The Company has elected, as permitted under SFAS 123, to continue to measure compensation cost for its plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25. For additional information, see Note 7.

 Business Segment Data

   The Company has determined it has a single reportable segment in accordance with the management approach specified in SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". Reportable segments are strategic business units that differ and are managed separately because of the nature of their businesses. Management has organized the Company as a single reportable segment for making operating decisions and assessing performance.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounts which are subject to such estimation techniques include the allowance for finance credit losses as more fully discussed in Note 3 and valuation allowance for deferred tax assets as more fully discussed in Note 14. Actual results could differ from these estimates.

                           MFN FINANCIAL CORPORATION

 Reclassifications

   Certain data from the prior periods has been reclassified to conform to the current period presentation.

 Recent Accounting Pronouncements

   Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" and is effective for fiscal years beginning after June 15, 2000. At December 31, 2000, the Company held an interest rate cap that is subject to the provisions of SFAS 133 as of 2001 and accounted for as a hedge under SFAS 138. This derivative instrument will expire in the first quarter of 2001. The difference between the carrying amount and the fair value of the interest rate cap is not significant at December 31, 2000. The Company may, from time to time, purchase derivative instruments to hedge certain financial risks. Any such instruments will be accounted for and disclosed in accordance with SFAS 133 and SFAS 138. Management does not expect this statement to have a material impact on the financial position or results of operations.

   In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and revises the standards for accounting for securitizations and other transfers of financial assets and extinguishments of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. There is no impact on the Company for the year ended December 31, 2000. Management believes that the nature and extent of any future impact will be dependent upon the transfer of financial assets that may occur in the future.

Note 2--Dispositions

   In December 1998, the Board of Directors approved the terms of a sale of the credit card portfolio, which was consummated on March 2, 1999. The sale price was below the carrying value of the portfolio and accordingly the Company recorded a $15.8 million charge in 1998 to reduce the portfolio to its net realizable value. The portfolio was classified as assets held for sale at December 31, 1998.

   On July 29, 1999, the Company announced it had entered into a definitive agreement to sell substantially all of the non-automotive loan accounts and certain other assets of 47 direct loan offices of subsidiaries located in Texas, Louisiana, Mississippi and Alabama. See Note 2 to the Consolidated Financial Statements. The sale was completed in September 1999 for $32.9 million of net receivables held at 39 of the 47 direct loan offices resulting in a gain of $7.1 million. The sale of the remaining eight offices, all located in Texas, closed during the first quarter of 2000. The financial impact of this transaction was not material. The 47 direct loan offices sold did not fit the strategic focus of the Company of purchasing automobile retail installment contracts.

Note 3--Finance Receivables

   Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 24 to 48 months with maximum terms of 60 months. The Company's finance receivables are with individuals located throughout the United States. As of December 31, 2000, approximately 12.2%, 8.7% and 7.6% of gross sales and direct finance receivables were serviced from collection

                           MFN FINANCIAL CORPORATION
offices located in Illinois, Florida and Virginia, respectively. Finance receivables outstanding at December 31, 2000 and 1999 were as follows (in thousands):

                                                                2000     1999
                                                              -------- --------
      Direct Loans
        Simple interest...................................... $  1,877 $  9,961
        Precompute, net of unearned income...................   11,204   24,886
                                                              -------- --------
          Total direct loans, net of unearned income.........   13,081   34,847
      Sales Finance Receivables
        Automobile
        Simple interest......................................   63,641    9,596
        Precompute, net of unearned income...................  386,287  448,783
                                                              -------- --------
          Total automobile, net of unearned income...........  449,928  458,379
        Non-automobile, net of unearned income...............   21,845   26,786
                                                              -------- --------
          Total sales finance receivables, net of unearned
           income............................................  471,773  485,165
                                                              -------- --------
      Finance Receivables, net of unearned income............ $484,854 $520,012
                                                              ======== ========

   Included in finance receivables at December 31, 2000 and 1999 were $8.0 million and $12.6 million, respectively, of receivables for which interest accrual had been suspended.

   The following table shows the contractual maturities of finance receivables, net of unearned income, at December 31 (dollars in thousands):

                                                      2000            1999
                                                 --------------  --------------
      Due in One Year:.......................... $ 62,574  12.9% $ 93,936  18.1%
      Due in Two Years:.........................  133,244  27.5%  153,114  29.4%
      Due in Three Years:.......................  169,305  34.9%  163,316  31.4%
      Due After Three Years:....................  119,731  24.7%  109,646  21.1%
                                                 -------- -----  -------- -----
          Total................................. $484,854 100.0% $520,012 100.0%
                                                 ======== =====  ======== =====

   Scheduled maturities lengthened in 2000 compared to 1999 as a result of a shift away from direct loans, which generally have maturities of 12 to 24 months, to automobile sales finance contracts, which generally have maturities of 24 to 48 months. Future cash flows will differ from contractual maturity information due to prepayments, contract extensions and charge-offs.

   Repossessed assets are carried in other assets and primarily consist of vehicles held for resale and vehicles that have been sold for which payment has not been received. At December 31, 2000 net repossessed assets totaled approximately $2.7 million and were reserved at 70% of the outstanding balance owed. At December 31, 1999 net repossessed assets totaled approximately $2.5 million and were reserved at 75% of the outstanding balance owed.

                           MFN FINANCIAL CORPORATION

   The following sets forth a summary of direct loan originations, net of unearned income and sales finance receivable purchases, net of unearned income, for the years ended December 31 (in thousands):

                                                                2000     1999
                                                              -------- --------
      Direct loan originations, net of unearned income....... $  9,239 $ 34,049
      Sales finance receivables purchases, net of unearned
       income................................................  325,054  328,617
                                                              -------- --------
          Total originations and purchases, net of unearned
           income............................................ $334,293 $362,666
                                                              ======== ========

   Principal cash collections (excluding finance charges earned and proceeds from the sale of finance receivables) for the years ended December 31, were as follows (dollars in thousands):

                                                               2000      1999
                                                             --------  --------
      Direct loans
        Principal cash collections.......................... $ 23,072  $ 53,712
        Percentage of average net balances..................      107%      111%
      Sales finance receivables
        Principal cash collections.......................... $272,299  $304,715
        Percentage of average net balances..................       57%       59%

   In addition, the Company realized $2.1 million in cash in 2000 and $35.2 million in cash in 1999 in connection with the sale of certain receivables.

   A summary of the activity in the allowance for finance credit losses for the years ended December 31, was as follows (in thousands):

                                                    2000      1999      1998
                                                  --------  --------  ---------
      Balance at beginning of year..............  $ 39,543  $ 53,485  $ 102,204
      Reserves recaptured in conjunction with
       sale of finance receivables..............       (91)   (3,694)       --
      Provision for finance credit losses.......    20,380    32,928     56,790
      Net charge-offs absorbed..................   (22,148)  (47,058)  (103,402)
      Net amount transferred from reserve for
       repossessed assets.......................     1,387     3,882      3,993
      Transfer to credit card portfolio held for
       sale.....................................       --        --      (6,100)
                                                  --------  --------  ---------
      Balance at end of year....................  $ 39,071  $ 39,543  $  53,485
                                                  ========  ========  =========

                           MFN FINANCIAL CORPORATION

   A summary of the activity in nonrefundable dealer reserves for the years ended December 31, was as follows (in thousands):

                                                     2000      1999      1998
                                                   --------  --------  --------
      Balance at beginning of year...............  $ 34,062  $ 36,820  $ 52,731
      Reserve adjustment in conjunction with sale
       of finance receivables....................       --        495       --
      Discounts acquired on new volume...........    28,003    29,713    25,460
      Net charge-offs absorbed...................   (34,051)  (32,966)  (41,371)
                                                   --------  --------  --------
      Balance at end of year.....................  $ 28,014  $ 34,062  $ 36,820
                                                   ========  ========  ========

   Under the static pooling methodology, the total balances of nonrefundable dealer reserves are not available to offset current finance credit losses immediately, but instead are amortized and made available to absorb credit losses over the life of the corresponding pool of receivables.

Note 4--Senior and Subordinated Debt

   The following table presents the Company's debt instruments and the stated interest rates on the debt at December 31, (dollars in thousands):

                                                      2000            1999
                                                 --------------  --------------
                                                 Balance  Rate   Balance  Rate
                                                 -------- -----  -------- -----
      Senior secured debt....................... $342,908 10.00% $381,242 10.00%
      Senior subordinated debt..................   22,500 11.00%   22,500 11.00%
                                                 -------- -----  -------- -----
          Total................................. $365,408 10.06% $403,742 10.06%
                                                 ======== =====  ======== =====

   The senior secured debt at December 31, 2000 was comprised of both fixed and variable rate notes. Due to the purchase of an interest rate cap, the all-inclusive cost on this debt at December 31, 2000 was 10.0% to the Company and is combined in the above table.

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

   In connection with the Plan of Reorganization, the Company issued Senior Secured Notes and Senior Subordinated Notes. The Senior Secured Notes were comprised of (i) Series A Notes Due March 23, 2001, which have a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which have a floating rate of interest based on three month LIBOR (London Interbank Offered Rate), payable quarterly.

                           MFN FINANCIAL CORPORATION

   Prior to the Effective Date, the Company's senior lenders were given the option to receive either Series A Notes or Series B Notes in connection with the Plan. During the second quarter of 1999, holders of the old senior debt elected to receive $232.8 million of the Series A Notes and $201.3 million of the Series B Notes totaling an aggregate principal amount of the Senior Secured Notes of $434.2 million. During 2000 and 1999, MFN retired debt with face values of $38.4 million and $52.9 million, respectively, prior to scheduled maturity. See Note 9 to the Consolidated Financial Statements. The principal amounts of Series A Notes and Series B Notes outstanding at December 31, 2000 were $164.5 million and $178.4 million, respectively, for a total of $342.9 million. While the Series B Notes had a variable rate of interest, the Company purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which was amortized in determining the spread to LIBOR. The total interest cost of either series of Senior Secured Notes did not exceed a 10.0% annual rate to the Company.

   The Company's Senior Secured Notes were secured by substantially all of the assets of the Company and its domestic subsidiaries, which guaranteed the Company's obligations under the Senior Secured Notes. No principal payments are required prior to maturity.

   The Senior Subordinated Notes, with an aggregate principal amount of $22.5 million, have an 11% annual fixed rate of interest, payable quarterly and are due March 23, 2002.

   Debt is used as the primary source for funding the Company's finance receivables. As a result of the Plan of Reorganization, the Company cancelled all of its senior debt in exchange for Senior Secured Notes, New Common Stock and Excess Cash (as defined in the Plan of Reorganization). The Company also cancelled its subordinated debt in exchange for Senior Subordinated Notes. At December 31, 2000 the Company had total debt outstanding of $365.4 million.

Note 5--Dividend Restrictions

   At December 31, 2000, the Company's ability to pay dividends on the Reorganized Company's Common Stock was subject to certain financial conditions contained in the Company's indentures governing its Senior Secured Notes. At December 31, 2000, $19.8 million was available for payment under these restrictions. On February 26, 2001, the Company announced it had signed a $300 million warehouse commitment with a major financial institution (see Footnote
17). The commitment is subject to a number of conditions prior to funding, including the negotiation of final terms, which may contain certain covenants that have restrictions of the payment of dividends.

                           MFN FINANCIAL CORPORATION

Note 6--Earnings Per Share

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

                                                         Twelve         Nine
                                                      Months Ended  Months Ended
                                                      Dec. 31, 2000 Dec. 31, 1999
                                                      ------------- -------------
      (Dollars in thousands, except per share
      amounts)
      Basic
        Net income..................................   $    19,116   $    20,529
        Average common shares outstanding...........    10,000,002    10,000,000
        Earnings per common share before
         extraordinary credit.......................   $      1.84   $      1.90
        Extraordinary gain from early retirement of
         debt.......................................          0.07          0.15
                                                       -----------   -----------
        Earnings per common share...................   $      1.91   $      2.05
                                                       ===========   ===========
      Diluted
        Net income..................................   $    19,116   $    20,529
        Average common shares outstanding and common
         stock equivalents outstanding..............    10,002,399    10,000,661
        Earnings per common share before
         extraordinary credit.......................   $      1.84   $      1.90
        Extraordinary gain from early retirement of
         debt.......................................          0.07          0.15
                                                       -----------   -----------
        Earnings per common share...................   $      1.91   $      2.05
                                                       ===========   ===========

   Due to the Company's emergence from the Voluntary Case and the implementation of Fresh Start Reporting, the presentation of earnings per share for the Predecessor Company is not meaningful.

Note 7--Stock Options

   Under the Plan of Reorganization, options to purchase 950,000 shares of the Company's authorized and unissued New Common Stock were reserved under the Amended and Restated 1989 Stock Option Plan ("Stock Option Plan"). Under the Stock Option Plan, options to purchase 500,000 shares were granted to officers and directors, effective March 23, 1999 ("First Grant Date"), at an exercise price of $8.50 per share (the estimated reorganization value per common share). Of the shares granted, fifty percent (50%) vested and became exercisable on the First Grant Date, twenty-five percent (25%) vest and become exercisable in twelve (12) equal monthly portions, beginning with the first anniversary of the First Grant Date and twenty-five percent (25%) vest and become exercisable in twelve (12) equal monthly portions, beginning with the second anniversary of the First Grant Date. The options expire ten (10) years from the First Grant Date.

   Options to purchase 85,000 shares were granted to officers, effective October 26, 1999 ("Second Grant Date"), at an exercise price of $7.875 per share (the market value per common share on the Second Grant Date). These shares vest 1/3 per year beginning the first anniversary of the Second Grant Date.

                           MFN FINANCIAL CORPORATION

   Options to purchase 100,000 shares were granted to officers, effective January 11, 2000 ("Third Grant Date"), at an exercise price of $6.50 per share (the market value per common share on the Third Grant Date). These shares vest 1/3 per year beginning the first anniversary of the Third Grant Date. 21,000 of these options were forfeited during 2000.

   Options to purchase 20,000 shares were granted to officers, effective April 27, 2000 ("Fourth Grant Date"), at an exercise price of $6.50 per share (the market value per common share on the Fourth Grant Date). These shares vest 1/3 per year beginning the first anniversary of the Fourth Grant Date.

   In addition to shares granted under the Stock Option Plan, an option to purchase 1,000,000 shares was granted to the Executive Chairman of the Company effective March 23, 1999 pursuant to an employment agreement approved as part of the Plan of Reorganization. The terms and conditions of the option granted are similar to the options granted on March 23, 1999 as described above. Shares issued under the employment agreement do not count against the 950,000 aggregate number of options to purchase shares of New Common Stock that may be granted under the Stock Option Plan.

   A summary of the status of the Reorganized Company's Stock Option Plan as of December 31, 2000 and changes from March 23, 1999 through December 31, 2000 is presented below:

                                                2000                1999
                                         ------------------- ------------------
                                                    Weighted           Weighted
                                                    Average            Average
                                                    Exercise           Exercise
                                          Shares     Price    Shares    Price
                                         ---------  -------- --------- --------
      Outstanding at beginning of year.. 1,585,000   $8.47         --   $ --
      Granted...........................   120,000    6.50   1,585,000   8.47
      Exercised.........................       --      --          --     --
      Forfeited.........................   (21,000)   6.50         --     --
                                         ---------           ---------
      Outstanding at end of year........ 1,684,000    8.35   1,585,000   8.47
                                         =========           =========
      Options exercisable at year-end... 1,090,789   $8.48     750,000  $8.50
      Weighted-average fair value of
       options granted during the year..             $4.29              $5.91

   MFN applies APB Opinion 25 and its Interpretations in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Reorganized Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Reorganized Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                       Nine
                                                      Year Ended   Months Ended
                                                     Dec. 31, 2000 Dec. 31, 1999
                                                     ------------- -------------
      Net income
        As reported.................................    $19,116       $20,529
        Pro forma...................................    $16,981       $16,040
      Earnings per share--basic
        As reported.................................    $  1.91       $  2.05
        Pro forma...................................    $  1.70       $  1.60
      Earnings per share--diluted
        As reported.................................    $  1.91       $  2.05
        Pro forma...................................    $  1.70       $  1.60

                           MFN FINANCIAL CORPORATION

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      Risk-Free   Dividend Expected Stock Price
        Grant Date                  Interest Rate  Yield     Life   Volatility
        ----------                  ------------- -------- -------- -----------
      March 23, 1999...............     5.19%         0%   5 years       85%
      October 26, 1999.............     6.42%         0%   5 years       75%
      January 11, 2000.............     6.72%         0%   5 years       75%
      April 27, 2000...............     6.55%         0%   5 years       75%

   Information pertaining to options outstanding at December 31, 2000 is as follows:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Average
                                       Remaining  Average              Weighted
                            Number    Contractual Exercise   Number    Exercise
Range of Exercise Prices  Outstanding    Life      Price   Exercisable  Price
------------------------  ----------- ----------- -------- ----------- --------
     $6.50...............     99,000  9.09 years   $6.50          --    $ --
$7.88 -- $8.50...........  1,585,000  8.26 years   $8.47    1,090,789   $8.48
                           ---------                        ---------
  Outstanding at end of
 year....................  1,684,000                        1,090,789
                           =========                        =========

Note 8--Warrants

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

Note 9--Extraordinary Credits

   During 2000 and 1999, MFN retired debt with face values of $38.3 million and $52.9 million, respectively, prior to scheduled maturity. The debt repurchases resulted in extraordinary gains of $1.18 million less taxes of $0.46 million in 2000 and $2.51 million less taxes of $0.99 million in 1999. See Note 6 for the impact of the extraordinary item on basic and diluted earnings per share.

   See Note 1 for discussion of the gain on discharge of indebtedness resulting from the Company's emergence from the Voluntary Case and adoption of Fresh Start Reporting.

Note 10--Restructuring Charges

   During 1999, the Company implemented a plan to close a total of 46 collection offices. The Company recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. This cost is included in other operating expenses and is summarized below (in thousands):

                                 Amounts Amounts  Amounts              Balance
                                 Charged Utilized Utilized Adjustments Dec. 31,
                                 In 1999 In 1999  In 2000    In 2000     2000
                                 ------- -------- -------- ----------- --------
Lease buyouts and other
 expenses....................... $  998    $380    $  774     $(156)    $ --
Employee severance and
 retention......................    952     333       712       (93)      --
                                 ------    ----    ------     -----     -----
  Total......................... $1,950    $713    $1,486     $(249)    $ --
                                 ======    ====    ======     =====     =====

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

   A $249,000 credit was recorded to restructuring expense in 2000 to adjust previously recorded reserves to zero upon final disposition of all severance and lease obligations.

Note 11--Non-Operating Reorganization Expenses

   In accordance with SOP 90-7, expenses resulting from the Plan of Reorganization are reported separately as reorganization expenses in the Consolidated Statements of Income. These expenses were incurred by the Predecessor Company and for the respective periods indicated are as follows (in thousands):

                                                    Three Months Ended
                                                      March 31, 1999     1998
                                                    ------------------ --------
     Interest expense.............................       $ 19,847      $    --
     Management consultants.......................          6,933         2,336
     Adjustments of assets and liabilities to fair
      value.......................................          3,085           --
     Creditor attorneys and advisors..............          1,193         2,235
     Corporate counsel............................            846         2,056
     Independent accountants......................            550         1,059
     Board of Directors representation............            100         1,312
     Forbearance fee..............................            --         15,176
     Investment banking...........................            --          2,045
     Bank line of credit fees.....................            --            121
     Termination agreement with former CEO........            --         (1,965)
     Other........................................          1,165         2,051
                                                         --------      --------
         Total....................................       $ 33,719      $ 26,426
                                                         ========      ========

Note 12--Reorganization Expenses

   Reorganization expenses for the respective periods indicated are as follows
(in thousands):

                                                    Three Months Ended
                                                      March 31, 1999     1998
                                                    ------------------ --------
     Professional fees............................       $  2,998      $  5,206
     Interest income..............................         (1,893)       (1,947)
                                                         --------      --------
         Total....................................       $  1,105      $  3,259
                                                         ========      ========

                           MFN FINANCIAL CORPORATION

   The Company estimated the amount of professional fees that related specifically to the Voluntary Case. In accordance with Fresh Start Reporting, interest earned on funds held for deposit that would have been paid to senior debt holders if the Company had not filed the Voluntary Case, is off-set against expenses related to the Voluntary Case.

Note 13--Pension Plans and Other Employee Benefits

   The following table sets forth the funded status of MFN's qualified plans and amounts recognized in the 2000 and 1999 consolidated financial statements (in thousands):

                                                              2000      1999
                                                            --------  --------
      Change in projected benefit obligation
        Projected benefit obligation, beginning of year...  $ 14,286  $ 16,728
        Service cost......................................     1,135     1,797
        Interest cost.....................................     1,074     1,118
        Actuarial gain (loss).............................       121    (3,311)
        Benefits paid.....................................    (1,862)   (2,046)
                                                            --------  --------
          Projected benefit obligation, end of year.......  $ 14,754  $ 14,286
                                                            ========  ========
      Change in plan assets
        Plan assets at fair value, beginning of year......  $ 15,655  $ 17,011
        Actual return on plan assets......................      (185)      690
        Benefits paid.....................................    (1,862)   (2,046)
                                                            --------  --------
          Plan assets at fair value, end of year..........  $ 13,608  $ 15,655
                                                            ========  ========
      Reconciliation of accrued pension cost and total
       amount recognized
        Funded status of the plan.........................  $ (1,146) $  1,369
        Unrecognized net gain.............................    (3,220)   (5,111)
        Unrecognized prior service cost...................        69        74
        Unrecognized net transition asset.................      (201)     (239)
                                                            --------  --------
          Accrued pension cost............................  $ (4,498) $ (3,907)
                                                            ========  ========
      Weighted average assumptions
        Discount rate.....................................      7.50%     7.75%
        Expected return on plan assets....................      9.00%     9.00%
        Rate of compensation increase.....................      4.50%     5.00%
      Total Cost
        Service cost......................................  $  1,135  $  1,797
        Interest cost.....................................     1,074     1,118
        Expected return on plan assets....................    (1,382)   (1,399)
        Amortization of transition assets.................       (38)      (51)
        Amortization of prior service cost................         5         5
        Amortization of unrecognized net gain.............      (203)      (97)
                                                            --------  --------
          Net periodic pension cost.......................       591     1,373
                                                            ========  ========
        Amount recognized due to curtailment or
         adjustment.......................................       --         15
                                                            --------  --------
            Total benefit cost............................  $    591  $  1,388
                                                            ========  ========

                           MFN FINANCIAL CORPORATION

   The Company also maintains a defined contribution plan. All employees are eligible to participate in this plan after having attained six consecutive months of service. Employer contributions to this plan were $815,000 in 2000 and $879,000 in 1999.

   Both the non-contributory defined benefit pension plan and the defined contribution plan cover substantially all full time employees of MFN and provide for employee contributions and partial matching contributions by MFN.

Note 14--Income Taxes

   Income taxes on income (loss) before extraordinary credits for the respective periods are as follows (in thousands):

                                                Reorganized      Predecessor
                                                  Company          Company
                                               ---------------  ---------------
                                                         Nine    Three
                                                Year    Months  Months    Year
                                                Ended   Ended    Ended   Ended
                                                Dec.     Dec.    Mar.     Dec.
                                                 31,     31,      31,     31,
                                                2000     1999    1999     1998
                                               -------  ------  -------  ------
      Current income tax expense (benefit)
        Federal............................... $  (390) $ (993) $   --   $4,100
        State.................................  (2,501)    366      --    1,900
                                               -------  ------  -------  ------
          Total current income tax expense
           (benefit).......................... $(2,891) $ (627) $   --   $6,000
                                               =======  ======  =======  ======
      Deferred income tax expense (benefit)... $ 5,156  $1,918  $(5,287) $  --
                                               =======  ======  =======  ======

   The change in the deferred tax valuation allowance included in the 2000, 1999 and 1998 deferred tax expense was $0, $(6,750) and $6,093, respectively.

   Income taxes on extraordinary credits for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                 Reorganized      Predecessor
                                                   Company          Company
                                              ----------------- ----------------
                                                                 Three
                                                         Nine   Months
                                                Year    Months   Ended    Year
                                               Ended    Ended    Mar.    Ended
                                              Dec. 31, Dec. 31,   31,   Dec. 31,
                                                2000     1999    1999     1998
                                              -------- -------- ------- --------
      Current tax expense...................   $ 468    $ 993   $   --   $ --
      Deferred tax expense..................     --       --     22,659    --
                                               -----    -----   -------  -----
        Total current taxes.................   $ 468    $ 993   $22,659  $ --
                                               =====    =====   =======  =====

   The Company recorded an extraordinary gain from discharge of indebtedness in connection with its March 23, 1999 emergence from the Voluntary Case, aggregating approximately $68.2 million. This gain, as adjusted for bankruptcy related items and the 1999 net operating loss for tax purposes, will, under section 108 of the Internal Revenue Code, reduce the tax basis of certain Company assets as of January 1, 2000. Deferred taxes have been provided for the estimated tax effect of future reversing timing differences related to this tax basis reduction. The Company also recorded extraordinary gains of $0.7 million and $1.5 million, net of taxes, during the twelve months ended December 31, 2000 and the nine months ended December 31, 1999, respectively, on early retirement of debt.

                           MFN FINANCIAL CORPORATION

   The differences between the U.S. federal statutory income tax rate and the Company's effective rate are:

                                                         2000    1999   1998
                                                         -----   ----   -----
      Statutory federal income tax (benefit)...........   35.0 % 35.0 % (35.0)%
      Amortization of negative goodwill................  (15.8)  (3.9)    --
      Tax difference on gain on debt forgiveness.......    --     4.6     --
      Valuation of finance receivables.................    --     --     24.1
      Deferred tax valuation allowance.................    --    (5.9)   12.8
      Restructuring expense............................    --    (0.2)    4.5
      State income taxes, net of federal tax benefit...    1.7    0.4     2.1
      State income tax refunds, net of federal taxes...   (9.1)   --      --
      Other, net.......................................    0.7    0.4     3.6
                                                         -----   ----   -----
      Company's effective tax rate.....................   12.5 % 30.4 %  12.1 %
                                                         =====   ====   =====

   Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. A full valuation allowance was recorded against the deferred tax asset balances at December 31, 1998 because there was no assurance that such assets could be realized as reductions against future taxable income. Deferred tax assets and liabilities at December 31, were as follows (in thousands):

                                                     2000      1999     1998
                                                   --------  --------  -------
      Deferred tax assets:
        Allowance for finance receivables......... $  8,652  $  4,712  $ 1,402
        Accrued non-operating expenses............       68        87    6,826
        Capitalized restructuring expense.........       98       489      858
        Other.....................................    1,777     1,780    1,012
                                                   --------  --------  -------
        Deferred tax assets.......................   10,595     7,068   10,098
      Deferred tax liabilities:
        Debt forgiveness..........................   34,840    26,263      --
        Imputed interest during bankruptcy
         proceedings..............................      --        --     3,348
        Other.....................................      200        94      --
                                                   --------  --------  -------
        Deferred tax liabilities..................   35,040    26,357    3,348
                                                   --------  --------  -------
        Net deferred tax assets (liabilities)
         before valuation allowance...............  (24,445)  (19,289)   6,750
        Less: valuation allowance.................      --        --    (6,750)
                                                   --------  --------  -------
        Net deferred tax liability................ $(24,445) $(19,289) $   --
                                                   ========  ========  =======

   From 1996 through August 31, 2000, MFN had elected to be treated as a dealer in securities under Section 475 of the Internal Revenue Code. Pursuant to this election, MFN must recognize as taxable income or loss the difference between the fair market value of its securities and the income tax basis of its securities. This election has no impact on the recognition of pre-tax income for financial reporting purposes. The election was terminated on August 31, 2000 when management determined that its effects were no longer material.

Note 15--Commitments And Contingencies

 Leases

   MFN and its subsidiaries lease office space generally under cancelable operating leases expiring in various years through 2005. Most of these leases are renewable for periods ranging from three to five years. Future

                           MFN FINANCIAL CORPORATION
minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000 (in thousands):

     Year                                                                Amount
     ----                                                                -------
     2001............................................................... $ 2,510
     2002...............................................................   1,708
     2003...............................................................   1,097
     2004...............................................................     696
     2005...............................................................     367
                                                                         -------
         Total.......................................................... $ 6,378
                                                                         =======

   It is expected that in the normal course of business, office leases that expire will be renewed or replaced by leases on other properties. Total rent expense approximated $2.6 million, $3.2 million and $3.7 million in 2000, 1999 and 1998, respectively.

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

   The Plan provided (a) for the Company to transfer to a certain trust established under the Plan (the "Liquidating Trust"), (i) $5 million in cash,
(ii) the Company's claims against the Company's previous auditors and (iii) $250,000 in cash for fees and costs to be incurred in connection with the Liquidating Trust and (b) for the holders of Securities Fraud Claims to receive a share of the beneficial interests in the Liquidating Trust in complete settlement, satisfaction and discharge of their claims. In addition, the Plan provided for the Company to pay (i) $13.35 million into funds established for the benefit of holders of certain indemnification claims against the Company and (ii) up to an aggregate amount of $250,000, for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation. The Company also agreed to pay a former employee $100,000 in connection with a mutual release. All of these costs were fully provided for as of December 31, 1998 and all amounts were paid during 1999 and 2000 with the exception of approximately $172,000 which remains set aside for costs and expenses of certain officers, agents and employees who were no longer employed by the Company as of the first day immediately following March 23, 1999, in connection with their participation in a government investigation.

   The Securities and Exchange Commission has been investigating the events giving rise to the previously announced accounting irregularities. Those events have also been under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation. The Company has cooperated fully in these investigations.

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

Note 16--Disclosures of Fair Value of Financial Instruments

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

 Cash and Cash Equivalents

   Due to the short-term nature of these items, management believes that the carrying amount is generally a reasonable estimate of fair value.

 Finance Receivables, net

   Finance receivables, net have been valued based upon an estimate of the future cash flows discounted at an imputed weighted average cost of capital.

 Senior Debt--Term Notes

   The fair value has been computed for the term notes and interest rate cap based upon indicated pricing from brokers.

 Subordinated Debt

   The fair value has been computed based upon indicated pricing from brokers.

   The carrying amount and estimated fair values of MFN's financial instruments at December 31, are as follows (in thousands):

                                            2000                  1999
                                     --------------------  --------------------
                                                Estimated             Estimated
                                     Carrying     Fair     Carrying     Fair
                                      Amount      Value     Amount      Value
                                     ---------  ---------  ---------  ---------
Financial assets:
Cash and cash equivalents........... $ 127,093  $ 127,093  $ 123,635  $ 123,635
Finance receivables, net............   417,769    442,680    446,407    466,776
Financial liabilities:
Senior debt--term notes.............  (342,908)  (339,479)  (381,242)  (371,711)
Subordinated debt...................   (22,500)   (21,375)   (22,500)   (21,431)

Note 17--Subsequent Events

   In January 2001, the Company realized an after-tax loss of $959,000 on the sale of commercial paper holdings of a California utility company. This loss is reflected in other operating income as a write-down of commercial paper for the year ended December 31, 2000. The Company has no remaining exposure in this commercial paper investment.

                           MFN FINANCIAL CORPORATION

   On February 26, 2001, the Company announced that it had signed a $300 million warehouse commitment with a major financial institution. The commitment is subject to a number of conditions prior to funding, including the negotiation of the final terms. While the Company anticipates negotiating satisfactory terms and meeting all other conditions, there can be no assurances it will be able to do so. Senior secured debt scheduled to mature March 23, 2001 is expected to be retired with proceeds from the refinancing and available cash.

           CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS FOR 2000 AND CONSOLIDATED QUARTERLY FINANCIAL DATA FOR 2000 (UNAUDITED)

(Dollars in thousands, except per share  4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
data)                                    --------  --------  --------  --------
Assets
  Cash and cash equivalents............  $131,498  $143,855  $147,706  $136,828
  Finance receivables, net of unearned
   income..............................   492,031   501,086   507,244   511,470
  Less: allowance for finance credit
   losses..............................    38,289    37,794    38,083    38,765
  Less: nonrefundable dealer reserves..    29,942    32,286    33,005    33,351
                                         --------  --------  --------  --------
  Finance receivables, net.............   423,800   431,006   436,156   439,354
  Other assets.........................    15,180    14,768    14,870    17,187
                                         --------  --------  --------  --------
    Total Assets.......................  $570,478  $589,629  $598,732  $593,369
                                         ========  ========  ========  ========
Liabilities and Stockholders' Equity
  Interest bearing liabilities.........   369,629   390,517   403,742   403,742
  Other liabilities....................    76,800    78,687    80,027    81,065
                                         --------  --------  --------  --------
    Total liabilities..................   446,429   469,204   483,769   484,807
Stockholders' equity...................   124,049   120,425   114,963   108,562
                                         --------  --------  --------  --------
    Total liabilities and Stockholders'
     Equity............................  $570,478  $589,629  $598,732  $593,369
                                         ========  ========  ========  ========
Income Statement
  Interest income......................  $ 30,969  $ 31,967  $ 32,315  $ 31,889
  Interest expense.....................     9,204     9,758    10,079    10,085
                                         --------  --------  --------  --------
  Net interest income before credit
   losses..............................    21,765    22,209    22,236    21,804
  Provision for finance credit losses..     7,830     5,900     5,420     1,230
                                         --------  --------  --------  --------
  Net interest income after credit
   losses..............................    13,935    16,309    16,816    20,574
  Other operating income...............     1,304     3,416     3,649     4,070
  Other operating expenses.............    13,861    14,543    15,103    15,902
                                         --------  --------  --------  --------
  Income before income taxes and
   extraordinary credits...............     1,378     5,182     5,362     8,742
  Applicable income taxes..............      (431)    1,351    (1,133)    2,478
                                         --------  --------  --------  --------
  Net income (loss) before
   extraordinary credits...............     1,809     3,831     6,495     6,264
  Extraordinary credits................       230       487       --        --
                                         --------  --------  --------  --------
  Net Income...........................  $  2,039  $  4,318  $  6,495  $  6,264
                                         ========  ========  ========  ========
Average common and equivalent shares
 outstanding--basic....................    10,000    10,000    10,000    10,000
Earnings per common share--basic.......  $   0.20  $   0.43  $   0.65  $   0.63
Cash dividend declared per share.......  $   0.00  $   0.00  $   0.00  $   0.00
Market price (per share):
  High.................................     7.438     7.438     7.250     9.000
  Low..................................     4.125     6.188     5.875     6.500
  Close at end of period...............     4.500     7.438     6.375     7.250
Ratios
  Net interest margin..................     13.96%    13.77%    13.58%    13.45%
  Annualized net income to average
   total assets........................      1.43      2.93      4.34      4.22
  Annualized net income to average
   stockholders' equity................      6.57     14.34     22.60     23.08

           CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS FOR 1999 AND CONSOLIDATED QUARTERLY FINANCIAL DATA FOR 1999 (UNAUDITED)

                                                                    Predecessor
                                         Reorganized Company          Company
                                      ----------------------------  -----------
(Dollars in thousands, except per     4th Qtr   3rd Qtr   2nd Qtr     1st Qtr
share data)                           --------  --------  --------  -----------
Assets
  Cash and cash equivalents.......... $118,908  $ 93,049  $101,030   $202,091
  Finance receivables, net of
   unearned income...................  528,895   580,834   614,867    631,075
  Less: allowance for finance credit
   losses............................   40,368    46,787    49,312     53,547
  Less: nonrefundable dealer
   reserves..........................   35,436    37,195    37,745     34,064
                                      --------  --------  --------   --------
  Finance receivables, net...........  453,091   496,852   527,810    543,464
  Other assets.......................   19,167    12,211    11,007     31,312
                                      --------  --------  --------   --------
    Total Assets..................... $591,166  $602,112  $639,847   $776,867
                                      ========  ========  ========   ========
Liabilities and Stockholders' Equity
  Interest bearing liabilities.......  403,742   430,204   456,665    697,358
  Other liabilities..................   83,823    78,969    96,095     54,903
                                      --------  --------  --------   --------
    Total liabilities................  487,565   509,173   552,760    752,261
Stockholders' equity.................  103,601    92,939    87,087     24,606
                                      --------  --------  --------   --------
    Total liabilities and
     Stockholders' Equity............ $591,166  $602,112  $639,847   $776,867
                                      ========  ========  ========   ========
Income Statement
  Interest income.................... $ 32,169  $ 35,180  $ 37,818   $ 35,727
  Interest expense...................   10,090    10,825    11,276        474
                                      --------  --------  --------   --------
  Net interest income before credit
   losses............................   22,079    24,355    26,542     35,253
  Provision for finance credit
   losses............................    5,413     9,232     8,426      9,857
                                      --------  --------  --------   --------
  Net interest income after credit
   losses............................   16,666    15,123    18,116     25,396
  Other operating income.............    3,840    10,594     2,391      3,053
  Other operating expenses...........   15,670    14,423    16,337     21,065
  Non-operating expenses, net........      --        --        --      33,719
                                      --------  --------  --------   --------
  Income (loss) before income taxes
   and extraordinary credits.........    4,836    11,294     4,170    (26,335)
  Applicable income taxes............      934      (314)      671     (5,287)
                                      --------  --------  --------   --------
  Net income (loss) before
   extraordinary credits.............    3,902    11,608     3,499    (21,048)
  Extraordinary credits..............      --      1,520       --      45,570
                                      --------  --------  --------   --------
  Net Income......................... $  3,902  $ 13,128  $  3,499   $ 24,522
                                      ========  ========  ========   ========
Average common and equivalent shares
 outstanding--basic..................   10,000    10,000    10,000
Earnings per common share--basic..... $   0.39  $   1.31  $   0.35
Cash dividend declared per share..... $   0.00  $   0.00  $   0.00
Market price (per share):
  High...............................    8.625    10.000    15.000
  Low................................    6.000     7.875     5.000
  Close at end of period.............    6.500     8.500    10.125
Ratios
  Net interest margin................    13.63%    14.46%    14.83%
  Annualized net income to average
   total assets......................     2.64      8.72      2.19
  Annualized net income to average
   stockholders' equity..............    15.07     56.50     16.07

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001, under the caption "Accounting Information," which information is incorporated herein by reference.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) Directors

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001, under the caption "Election of Directors," which information is incorporated herein by reference.

   (b) Executive Officers

   The information required by this Item is set forth in "ITEM 1--Executive Officers of the Registrant."

Item 11. Executive Compensation

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting to be held on April 24, 2001, under the caption "Compensation," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting to be held on April 24, 2001, under the caption "Stock Ownership Information," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Robert Stucker, a director of the Company, is a partner in the law firm of Vedder, Price, Kaufman & Kammolz, which firm provides legal services to the Company.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

   (a)(1) Financial Statements Filed in this Annual Report on Form 10-K

     Report of Grant Thornton LLP.

     Report of Arthur Andersen LLP.

     Consolidated Balance Sheets as of December 31, 2000, and December 31,
  1999.

     Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Quarterly Average Balance Sheets for 2000 and 1999 and Consolidated Quarterly Financial Data for 2000 and 1999 (Unaudited)

   (a)(2) Financial Statement Schedules

     None

   (a)(3) Exhibits

       2        Mercury Finance Company's Second Amended Plan of
                Reorganization, incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998.
       3A Amended and Restated Certificate of incorporation, as amended, incorporated herein by reference to Exhibit Number 1.1 to the Company's Registration Statement on Form 8-A filed by the
                Company on March 22, 1999.
       3B Amended and Restated Bylaws, incorporated herein by reference to Exhibit Number 3.2 to the Company's Current Report on Form
                8-K filed by the Company on December 3, 1999.
       4A Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association with respect to
                Senior Secured Notes, incorporated herein by reference to Exhibit Number 4(A) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
       4B First Supplemental Trust Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National
                Association with respect to 10% Senior Secured Notes Due 2001,
                Series A, incorporated herein by reference to Exhibit 4(B) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
       4C Second Supplemental Trust Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National
                Association with respect to Senior Secured Notes Due 2001,
                Series B, incorporated herein by reference to Exhibit 4(C) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
       4D Company Security Agreement dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(D) to the Company's Current Report on Form 8-K filed by the Company on
                March 25, 1999.
       4E Company Pledge Agreement dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(E) to the Company's Current Report on Form 8-K filed by the Company on
                March 25, 1999.

      4F Subsidiaries Guaranty Agreement dated as of March 23, 1999, between each of the corporations listed on Annex I thereto and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(F) to the Company's Current
               Report on Form 8-K filed by the Company on March 25, 1999.
      4G Subsidiaries Security Agreement dated as of March 23, 1999, between each of the corporations listed on Annex I thereto and Norwest Bank Minnesota, National Association, incorporated herein by reference to Exhibit 4(G) to the Company's Current
               Report on Form 8-K filed by the Company on March 25, 1999.
      4H Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association with respect to
               Senior Subordinated Notes, incorporated herein by reference to
               Exhibit 4(H) to the Company's Current Report on Form 8-K filed by the Company on March 25, 1999.
      4I First Supplemental Indenture dated as of March 23, 1999, between the Company and Norwest Bank Minnesota, National Association with respect to 100% Senior Subordinated Notes due 2002, incorporated herein by reference to Exhibit 4(I) to the Company's Current Report on Form 8-K filed by the Company on
               March 25, 1999.
      4J       Warrant Agreement dated as of March 23, 1999, between the
               Company and Harris Trust and Savings Bank, as warrant agent, incorporated herein by reference to Exhibit 4(J) to the Company's Current Report on Form 8-K filed by the Company on
               March 25, 1999.
     10A Registration Rights Agreement dated as of March 23, 1999, between the Company and the persons identified on Schedule 1 thereto, incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed by the Company on
               March 25, 1999.
     10B Amended and Restated Employment Agreement dated March 23, 1999, between Jeffrey B. Weeden and the Company.
     10C       Employment Agreement dated March 23, 1999, between Mark E.
               Dapier and the Company, incorporated herein by reference to
               Exhibit 10B to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10D MFN Financial Corporation Amended and Restated 1989 Stock Option and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10C to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10E       Exchange Agent Agreement dated March 29, 1999, between Norwest
               Bank Minnesota and the Company, incorporated herein by reference to Exhibit 10D to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10F Form of Indemnification Agreement between the Company and certain directors and officers of the Company, incorporated herein by reference to Exhibit 10E to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1999.
     10G       Change of Control Agreement dated March 23, 1999, between the
               Company and Edward G. Harshfield, incorporated herein by reference to Exhibit 10F to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10H       Change of Control Agreement dated March 23, 1999, between the
               Company and Jeffrey B. Weeden, incorporated herein by reference to Exhibit 10G to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10I       Change of Control Agreement dated March 23, 1999, between the
               Company and Mark E. Dapier, incorporated herein by reference to
               Exhibit 10H to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10J       Change of Control Agreement dated March 23, 1999, between the
               Company and Mark D. Whitham, incorporated herein by reference to
               Exhibit 10I to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     10K Employment Agreement dated March 23, 1999, between the Company and Edward G. Harshfield, incorporated herein by reference to
               Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10L       Annual Executive Incentive Bonus Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the
               Annual Meeting of Stockholders on April 25, 2000.
     11        Computation of Earnings Per Share
     16        Letter dated March 26, 1999, from Arthur Andersen LLP to the
               SEC, incorporated herein by reference to Exhibit 16 to the
               Company's Current Report on Form 8-K dated March 26, 1999.
     21        Subsidiaries of MFN Financial Corporation
     23.1      Consent of Arthur Andersen LLP
     23.2      Consent of Grant Thornton LLP

   (b) Reports on Form 8-K

   The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MFN Financial Corporation
                                           (Registrant)

                                                /s/ Jeffrey B. Weeden
                                          By: _________________________________
                                                    Jeffrey B. Weeden,
                                                President, Chief Executive
                                                   Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
    /s/ Edward G. Harshfield         Executive Chairman and          March 6, 2001
____________________________________  Director
        Edward G. Harshfield

     /s/ Jeffrey B. Weeden           President, Chief Executive      March 6, 2001
____________________________________  Officer and Director
         Jeffrey B. Weeden            (Principal Executive
                                      Officer)

       /s/ Mark E. Dapier            Executive Vice President,       March 6, 2001
____________________________________  General Counsel and
           Mark E. Dapier             Secretary

      /s/ Mark D. Whitham            Chief Financial Officer         March 6, 2001
____________________________________  (Principal Financial and
          Mark D. Whitham             Accounting Officer)

     /s/ Thomas L. Gooding           Director                        March 6, 2001
____________________________________
         Thomas L. Gooding

    /s/ Andrew C. Halvorsen          Director                        March 6, 2001
____________________________________
        Andrew C. Halvorsen

     /s/ Michael A. Kramer           Director                        March 6, 2001
____________________________________
         Michael A. Kramer

     /s/ Martin L. Solomon           Director                        March 6, 2001
____________________________________
         Martin L. Solomon

       /s/ Robert Stucker            Director                        March 6, 2001
____________________________________
           Robert Stucker

    /s/ George R. Zoffinger          Director                        March 6, 2001
____________________________________
        George R. Zoffinger

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

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10A     Registration Rights Agreement dated as of March 23, 1999, between the
         Company and the persons identified on Schedule 1 thereto, incorporated herein by reference to Exhibit 10 to the Company's Current Report on
         Form 8-K filed by the Company on March 25, 1999 .

 10B Amended and Restated Employment Agreement dated March 23, 1999, between Jeffrey B. Weeden and the Company.

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

 10F Form of Indemnification Agreement between the Company and certain directors and officers of the Company, incorporated herein by reference to Exhibit 10E to the Company's Quarterly Report on Form 10-
         Q for the quarter ended March 31, 1999.

 10G Change of Control Agreement dated March 23, 1999, between the Company and Edward G. Harshfield, incorporated herein by reference to Exhibit
         10F to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 10H Change of Control Agreement dated March 23, 1999, between the Company and Jeffrey B. Weeden, incorporated herein by reference to Exhibit 10G to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1999.

 10I Change of Control Agreement dated March 23, 1999, between the Company and Mark E. Dapier, incorporated herein by reference to Exhibit 10H to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1999.

 10J Change of Control Agreement dated March 23, 1999, between the Company and Mark D. Whitham, incorporated herein by reference to Exhibit 10I to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1999.

 10K     Employment Agreement dated March 23, 1999, between the Company and
         Edward G. Harshfield, incorporated herein by reference to Exhibit 10K to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1999.

 10L Annual Executive Incentive Bonus Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders on April 25, 2000.

 11      Computation of Earnings Per Share

 16 Letter dated March 26, 1999, from Arthur Andersen LLP to the SEC, incorporated herein by reference to Exhibit 16 to the Company's
         Current Report on Form 8-K dated March 26, 1999.

 21      Subsidiaries of MFN Financial Corporation

 23.1    Consent of Arthur Andersen LLP

 23.2    Consent of Grant Thornton LLP