Form 10-Q
period 2001-03-31
MFN FINANCIAL CORP
filed 2001-05-10
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For The Quarter Ended March 31, 2001                 Commission File No. 1-10176


                           MFN Financial Corporation
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                36-3627010
--------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer identification no.)
    incorporation or organization)


 100 Field Drive, Suite 340, Lake Forest, Illinois               60045
---------------------------------------------------        -----------------
   (Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code:  (847) 295-8600


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

Common Stock - $.01 par value, 9,991,284 shares as of April 30, 2001.

                           MFN FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                    PAGE
PART I      FINANCIAL INFORMATION
            ---------------------
Item 1. FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets..................................     3
          Condensed Consolidated Statements of Income............................     4
          Condensed Consolidated Statements of Changes in
          Stockholders' Equity...................................................     5
          Condensed Consolidated Statements of Cash Flows........................     6
          Notes to Condensed Consolidated Financial Statements...................     7
          Condensed Consolidated Average Balance Sheets..........................    14
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................    15
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK..............................................................    29

PART II     OTHER INFORMATION
            -----------------
Item 1. Legal Proceedings........................................................    30
Item 2. Changes in Securities....................................................    30
Item 3. Defaults Upon Senior Securities..........................................    30
Item 4. Submission of Matters to a Vote of Security Holders......................    30
Item 5. Other Information........................................................    30
Item 6. Exhibits and Reports on Form 8-K.........................................    30
SIGNATURES.......................................................................    31
INDEX OF EXHIBITS................................................................    32

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,
(Dollars in thousands)                                2001         December 31,
                                                   (Unaudited)         2000
                                                   -----------     ------------
ASSETS
Cash and cash equivalents                          $    69,215      $  127,093

Finance receivables, net of unearned income            479,875         484,854
Less:  Allowance for finance credit losses              37,974          39,071
Less:  Nonrefundable dealer reserves                    27,368          28,014
                                                   -----------      ----------
Finance receivables, net                               414,533         417,769

Income taxes receivable                                  7,878           7,878
Furniture, fixtures and equipment, net                   3,193           2,650
Other assets (including repossessions)                  10,545           5,787
                                                   -----------      ----------
TOTAL ASSETS                                       $   505,364      $  561,177
                                                   ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Warehouse credit facility                          $   285,000              --
Senior secured debt                                         --         342,908
Senior subordinated debt                                22,500          22,500
Income taxes                                            25,314          24,445
Other liabilities                                       14,372          14,569
Excess of revalued net assets over liabilities
     and stockholders' investment                       29,640          32,110
                                                   -----------      ----------
TOTAL LIABILITIES                                      376,826         436,532
                                                   -----------      ----------

CONTINGENCIES                                               --              --

STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 50,000,000
 shares authorized; 9,991,284 shares
outstanding March 31, 2001; 10,000,003
shares outstanding December 31, 2000                       100             100
Paid in capital                                         84,900          84,900
Retained earnings                                       43,538          39,645
                                                   -----------      ----------
TOTAL STOCKHOLDERS' EQUITY                             128,538         124,645
                                                   -----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   505,364      $  561,177
                                                   ===========      ==========

   The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements for that date but does not include all the information in the accompanying notes required for complete financial statements.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
(Unaudited)

(In thousands, except per share data)                                          March 31,    March 31,
                                                                                 2001         2000
                                                                               ---------    ---------
INTEREST INCOME
Finance charges and loan fees                                                  $  28,850       29,798
Investment income                                                                  1,807        2,091
                                                                               ---------      -------
   Total interest income                                                          30,657       31,889
INTEREST EXPENSE                                                                   8,807       10,085
                                                                               ---------      -------
Net interest income before provision for finance credit losses                    21,850       21,804
PROVISION FOR FINANCE CREDIT LOSSES                                                4,197        1,230
                                                                               ---------      -------

Net interest income after provision for finance credit losses                     17,653       20,574
                                                                               ---------      -------
OTHER OPERATING INCOME
Insurance premiums                                                                 2,228        3,149
Other income                                                                         213          921
                                                                               ---------      -------
Total other operating income                                                       2,441        4,070
                                                                               ---------      -------
OTHER OPERATING EXPENSES
Salaries and employee benefits                                                    10,133       11,199
Occupancy expense                                                                    838          784
Equipment expense                                                                    672          443
Telecommunications                                                                   621          670
Credit information                                                                   412          238
Postage                                                                              470          325
Insurance claims and other underwriting expense                                    1,674        2,036
Amortization                                                                      (2,470)      (2,470)
Other expenses                                                                     2,923        2,677
                                                                               ---------      -------
Total other operating expenses                                                    15,273       15,902
                                                                               ---------      -------
INCOME BEFORE INCOME TAXES                                                         4,821        8,742
Income tax provision                                                                 928        2,478
                                                                               ---------      -------
NET INCOME                                                                     $   3,893        6,264
                                                                               =========      =======

Weighted average shares of common stock outstanding:
  Basic                                                                           10,000       10,000
  Diluted                                                                         10,061       10,009
Earnings per share of common stock:
  Basic                                                                        $    0.39      $  0.63
  Diluted                                                                      $    0.39      $  0.63
Dividends per share declared                                                   $    0.00      $  0.00

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                         Total
                                                  Common      Paid In     Retained   Stockholders'
(In thousands)                                     Stock      Capital     Earnings       Equity
                                                   -----      -------     --------       ------
Balance at January 1, 2000                       $    100    $  84,900    $  20,529     $105,529

Net income for period January 1,
   2000 through March 31, 2000                         --           --        6,264        6,264
                                                 --------    ---------    ---------     --------
Balance at March 31, 2000                        $    100    $  84,900    $  26,793     $111,793
                                                 ========    =========    =========     ========



Balance at January 1, 2001                       $    100    $  84,900    $  39,645     $124,645

Net income for period January 1,
   2001 through March 31, 2001                         --           --        3,893        3,893
                                                 --------    ---------    ---------     --------
Balance at March 31, 2001                        $    100    $  84,900    $  43,538     $128,538
                                                 ========    =========    =========     ========







The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(Unaudited)

                                                                       March 31,              March 31,
(In thousands)                                                           2001                   2000
                                                                       ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $   3,893              $  6,264
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Provision for finance credit losses                                     4,197                 1,230
   Gain on sale of finance receivables and assets                             --                   (77)
   Net decrease in income tax receivable                                      --                   919
   Net increase in taxes payable                                             869                 2,070
   Depreciation and amortization                                          (2,240)               (2,329)
   Net decrease in other assets                                            2,387                 6,259
   Net decrease in other liabilities                                        (197)                 (599)
                                                                       ---------              --------
 Net cash provided by operating activities                                 8,909                13,737

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on finance receivables and recoveries
       of charged-off finance receivables                                 75,005                83,233
   Finance receivables originated or purchased                           (77,486)              (80,697)
   Proceeds from sale of finance receivables and assets                       --                 2,075
   Purchases of furniture, fixtures and equipment                           (773)                 (498)
                                                                       ---------              --------
       Net cash provided by (used in) investing activities                (3,254)                4,113

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of senior secured debt                                    (342,908)                   --
   Proceeds from warehouse credit facility                               285,000                    --
   Deferred refinancing fees                                              (5,625)                   --
                                                                       ---------              --------
       Net cash used in financing activities                             (63,533)                   --
                                                                       ---------              --------

       Net increase (decrease) in cash and cash equivalents              (57,878)               17,850

   Cash and cash equivalents at beginning of period                      127,093               123,635
                                                                       ---------              --------
   Cash and cash equivalents at end of period                          $  69,215              $141,485
                                                                       =========              ========

SUPPLEMENTAL CASH DISCLOSURES

   Income taxes paid to federal and state governments                  $      80              $    409
   Net interest paid                                                       8,856                 9,919

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of MFN Financial Corporation and its wholly owned subsidiaries ("the Company"). All significant inter-company transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements as of March 31, 2001 and December 31, 2000, and for the periods ended March 31, 2001 and 2000, are unaudited, but in management's opinion include all necessary adjustments (consisting solely of normal recurring matters) for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

The interim period financial statements, including the notes thereto, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America. These interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" and is effective for fiscal years beginning after June 15, 2000. At March 31, 2001, the Company held an interest rate cap that is subject to the provisions of SFAS 133 and is accounted for as a hedge under SFAS 138. This derivative instrument will expire in January 2003. The difference between the carrying amount and the fair value of the interest rate cap is not significant at March 31, 2001. The Company may, from time to time, purchase derivative instruments to hedge certain financial risks. Any such instruments will be accounted for and disclosed in accordance with SFAS 133 and SFAS 138. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of Financial Accounting Standards Board Statement No. 125" ("SFAS 140"), which revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures; however, SFAS 140 carries over most of Statement No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

On March 23, 1999, the Company emerged from chapter 11 bankruptcy proceedings pursuant to the Second Amended Plan of Reorganization (the "Plan of Reorganization"). Any reference to the Plan of Reorganization does not purport to be complete and is qualified in its entirety by reference to the Plan of Reorganization.

Note 2 - Cash and Cash Equivalents

Cash and cash equivalents include marketable securities with purchased maturities of three months or less. At March 31, 2001, cash and cash equivalents had an amortized cost and market value of $69.2 million. At December 31, 2000, cash and cash equivalents had an amortized cost basis of $128.7 million and a market value of $127.1 million. The difference between the amortized cost basis and the market value represented a $1.6 million write-down related to holdings in a California utility company.

In connection with its warehouse credit facility (see Note 4), the Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facility. At March 31, 2001, the restricted cash accounts totaled approximately $4.0 million.

Note 3 - Finance Receivables

Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 24 to 48 months with maximum terms of 60 months. The Company's finance receivables are with individuals located throughout the United States. As of March 31, 2001, customers whose mailing addresses were in Illinois, Florida and Ohio comprised 10.0%, 8.1% and 7.4% of the finance receivable portfolio, respectively.

The following table summarizes the composition of finance receivables outstanding, net of unearned income (in thousands):
                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  -----------
Sales Finance Receivables
   Automotive
    Simple interest                                      $  81,122    $  63,641
    Precompute, net of unearned income                     370,231      386,287
                                                         ---------    ---------
       Total automotive, net of unearned income            451,353      449,928
   Non-automotive, net of unearned income                   18,748       21,845
                                                         ---------    ---------
   Total sales finance receivables, net of unearned
     income                                                470,101      471,773
Direct loans, net of unearned income                         9,774       13,081
                                                         ---------    ---------

Finance Receivables, net of unearned income              $ 479,875    $ 484,854
                                                         =========    =========

Note 4 - Warehouse Credit Facility

The Company entered into a $300 million Receivable Financing Agreement (the "Financing Agreement") with Deutsche Bank AG, as agent ("Agent Bank") and MFN Funding LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Funding LLC is a special purpose company that holds certain finance receivable contracts of the Company and borrows funds under the Financing Agreement. Under the Financing Agreement, Mercury Finance Company LLC transfers certain finance receivables to MFN Funding LLC, which in turn issues a note to Agent Bank, collateralized by eligible automotive sales finance receivables. Agent Bank provides financing under the note to MFN Funding LLC pursuant to an advance formula and MFN Funding LLC remits the funds to Mercury Finance Company LLC in consideration for the transfer of certain finance receivables. While MFN Funding LLC is included in the Company's consolidated financial statements, it is a separate legal entity. The finance receivables and other assets held by MFN Funding LLC are legally owned by MFN Funding LLC and are not available to creditors of the Company or its subsidiaries. Advances under the Financing Agreement bear interest at a rate tied to the borrowing rate of the commercial paper conduit, or the Eurodollar rate plus specified fees depending upon the source of funds provided by Agent Bank. The Financing Agreement contains various covenants requiring certain minimum financial ratios and results. As of March 31, 2001, the Company was in compliance with these covenants. The Financing Agreement also requires certain funds be held in restricted cash accounts to provide additional collateral for borrowings under the facility. As of March 31, 2001, the restricted cash totaled approximately $4.0 million.

Under the terms of the Financing Agreement, MFN Funding LLC has purchased an amortizing interest rate cap based on one month LIBOR (London Interbank Offered
Rate) on March 23, 2001. The difference between the carrying amount and the fair value of the interest rate cap is not significant at March 31, 2001. The amortizing cap is set at 6.750% and is effective from March 23, 2001 through January 16, 2003. In the event one month LIBOR would exceed this rate during the terms of the agreement, MFN Funding LLC would receive a payment from a counterparty for the rate in excess of 6.750%. As of March 31, 2001, one month LIBOR was 5.078%.


Note 5 - Senior Secured Debt and Senior Subordinated Debt

The following table presents the Company's senior secured debt and senior subordinated debt amounts outstanding and their stated interest rates at both March 31, 2001 and December 31, 2000 (dollars in thousands):

                                           March 31, 2001    December 31, 2000
                                           --------------    -----------------
                                           Balance   Rate    Balance      Rate
                                           -------   ----    -------      ----
Senior secured debt                        $    --    --%    $ 342,908   10.0%
Senior subordinated debt                    22,500  11.0%       22,500   11.0%
                                           -------  -----    ---------   -----
     Total                                 $22,500  11.0%    $ 365,408   10.0%
                                           =======  =====    =========   =====

The senior secured debt at December 31, 2000 was comprised of (i) Series A Notes Due March 23, 2001, which had a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which had a floating rate of interest based on three month LIBOR, payable quarterly. While the Series B Notes bore a variable rate of interest, the Company had purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which was amortized in determining the spread to three month LIBOR. All principal obligations under the senior secured debt were retired at maturity on March 23, 2001, with $57.9 million in cash and the proceeds from the warehouse credit facility (see Note 4).

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002. Principal payments on the subordinated debt are not due until maturity.

Note 6 - Derivative Instruments and Hedging Activities

The Company has purchased derivative instruments to hedge certain financial risks. Management documents the Company's risk management objectives, the nature of risk being hedged and how hedge effectiveness will be measured at inception. Management monitors the Company's hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amount being hedged continue to provide effective protection against interest rate risk. All transactions are entered into for purposes other than trading. There can be no assurance that the Company's strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company's profitability.

Note 7 - Common Stock

On March 23, 2001, the Company's exchange agent completed certain agreed-upon services pursuant to the Exchange Agent Agreement dated March 29, 1999 between Norwest Bank Minnesota and the Company, and the Company's Plan of Reorganization. These services included the distribution to stockholders of record on March 22, 1999 of new common stock (the "New Common Stock") of the Company and three series of warrants to purchase New Common Stock. On March 23, 2001, 8,719 shares of New Common Stock and 10,158 warrants from each series of warrants to purchase New Common Stock were forfeited due to the failure of the eligible stockholders to properly tender their exchange requests within the two year time period ended March 23, 2001 as set forth in the Plan of Reorganization.

Note 8 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding and the dilutive common share equivalents outstanding during the period. Common stock equivalents include options granted under the Company's stock option plan, options granted pursuant to an employment agreement with the Company's Executive Chairman and outstanding warrants to purchase shares of common stock of the Company using the treasury stock method.

(Dollars in thousands, except per share amounts)
Three months ended March 31,
                                                       2001           2000
                                                       ----           ----
BASIC
Net income                                         $     3,893    $     6,264
Average shares of common stock outstanding           9,999,186     10,000,000
Earnings per share of common stock                 $      0.39    $      0.63

DILUTED
Net income                                         $     3,893    $     6,264
Average shares of common stock outstanding and
  common stock equivalents outstanding              10,060,648     10,008,884
Earnings per share of common stock                 $      0.39    $      0.63

Note 9 - Warrants

The Company has warrants outstanding that entitle the holder to purchase common stock at targeted exercise prices before their expiration date. The following table summarizes the number of warrants outstanding (see Note 7):

                               Exercise
            Expiration Date     Price    March 31, 2001    December 31, 2000
            ---------------     -----    --------------    -----------------
Series A    March 23, 2002     $15.34       569,841             579,999
Series B    March 23, 2003     $21.81       569,841             579,999
Series C    March 23, 2004     $28.27       569,841             579,999

Note 10 - Contingencies and Legal Matters

The Securities and Exchange Commission staff has notified the Company that subject to Securities Act Release No. 5310 its investigation of the events giving rise to the accounting irregularities announced in January 1997 has been terminated and it has been recommended to the Commission that no enforcement action be taken against the Company. Those events are still under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation.

In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions (the "Consumer Finance Cases"), including cases which have been brought as putative class actions, are pending in the various states in which the Company's subsidiaries conduct business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, however MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred, management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position and results of operations of MFN.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the Consumer Finance Cases, no accrual has been made for the majority of these lawsuits.

Note 11 - Income Taxes

The 2001 provision for income taxes was calculated using a 39.5% tax rate on earnings before income taxes adjusted for the amortization of the excess of revalued net assets over liabilities and stockholders' investment.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
PERIODS ENDED MARCH 31
(Unaudited)

(Dollars in thousands)
                                                      2001           2000
                                                      ----           ----
ASSETS
Cash and cash equivalents                         $  117,376      $  136,828
Finance receivables, net of unearned income          480,100         511,470
Less:  allowance for finance credit losses            37,984          38,765
Less:  nonrefundable dealer reserves                  27,617          33,351
                                                  ----------      ----------
Finance receivables, net                             414,499         439,354
Other assets                                          17,460          17,187
                                                  ----------      ----------
TOTAL ASSETS                                      $  549,335      $  593,369
                                                  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities                      $  350,931      $  403,742
Other liabilities                                     71,822          81,065
                                                  ----------      ----------
TOTAL LIABILITIES                                    422,753         484,807
STOCKHOLDERS' EQUITY                                 126,582         108,562
                                                  ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  549,335      $  593,369
                                                  ==========      ==========



Ratios:
Net interest margin                                    14.35%          13.45%
Net income to average total assets                      2.83            4.22
Net income to average stockholders' equity             12.30           23.08

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, contains certain forward-looking statements pertaining to the success of the Company's new technology to process sales finance applications, expected operating results, loss provisions, other operating income and expenses, consolidating collection centers, the Company's ability to finance its operations, changing business development practices and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to purchase finance receivables on terms it deems acceptable, changes in the quality of finance receivables, trends in the automotive and finance industries, the success of new business methods and systems including centralized lockbox operations and consolidating its collection operations, the impact of eliminating collateral protection insurance on certain receivables, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Background

MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") is a consumer finance concern engaged, through its operating subsidiaries, in the business of purchasing individual installment sales finance contracts from automotive dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products. Notwithstanding anything herein to the contrary, all operations of the Company are conducted through its subsidiaries and all references herein to offices (except the Company's home office) or branches, refer to the Company's operating subsidiaries only.

MFN was organized in 1988, as a wholly owned subsidiary of First Illinois Corporation (an Evanston, Illinois based bank holding company). On April 24, 1989, First Illinois Corporation distributed to its stockholders one share of MFN for each two shares of First Illinois Corporation stock held.

MFN's primary strategic focus is the purchasing of individual installment sales finance contracts from automotive dealers. Substantially all of the Company's sales finance contracts and loans are written with "non-prime" borrowers. These are borrowers which generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automotive manufacturers' captive finance companies.

The business mix of MFN's net finance receivables portfolio at March 31, 2001 is 94.1% automotive sales finance receivables, 3.9% non-automotive sales finance receivables and 2.0% direct consumer loans. The sales finance receivables are serviced through the Company's collection office network. The nonautomotive sales finance receivables and the consumer loan receivables are serviced primarily through Midland Finance Company, a wholly owned subsidiary of the Company located in the Chicago, Illinois market.

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

MFN purchases its installment retail sales finance contracts from automotive dealers through its Central Purchasing Offices ("CPOs"). The CPOs serve as the centralized underwriter of credit. In 2000, the Company began implementing a new automated application processing and risk control system. This new system was fully implemented in July 2000. The system automatically performs a number of tasks that were performed manually in the past, including pulling a credit report, checking the valuation of the vehicle against published information, computing debt ratios and comparing information to Company policy. The Company believes that applying consistent underwriting standards improves the predictability of the underlying credit performance.

On May 7, 2001, the Company internally announced its plans to consolidate its Mercury Finance Company collection operations into regional centers. This consolidation effort will take up to eight months to complete. The Company expects this reorganization will result in better account coverage and improved efficiencies when fully implemented. During the transition period, the Company may experience an increase in delinquencies and charge-offs as the responsibility for servicing the accounts is shifted to the new collection centers. In addition, the Company plans to eliminate the Dealer Development Manager ("DDM") position and add additional Regional Business Development Managers ("RBDMs"). The RBDMs will have multiple-state responsibility for developing new business relationships with automotive dealers. The Buyers, located at each of the Company's CPOs, will be responsible for managing and expanding relationships with existing dealers on a daily basis. This change will allow the Buyers to focus on improving the efficiency and effectiveness of the Company's dealer relationships and improve the level of service provided to the dealers. While the Company does not believe this shift of responsibility will have a negative impact on purchases of installment sales contracts and should result in improved efficiencies, there can be no assurances that this new approach will be successful.

On March 23, 1999, the Company emerged from chapter 11 bankruptcy proceedings pursuant to the Second Amended Plan of Reorganization (the "Plan of Reorganization"). Any reference to the Plan of Reorganization does not purport to be complete and is qualified in its entirety by reference to the Plan or Reorganization.

Overview

The results for the interim periods shown for the Company are not to be considered as being indicative of the results that are expected for the full year.

The following is management's discussion and analysis of the condensed consolidated financial condition of the Company at March 31, 2001 and December 31, 2000. Condensed consolidated results of operations are for the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000 for the Company. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

FINANCIAL CONDITION

Assets and Finance Receivables

Total assets of the Company at March 31, 2001 decreased 9.7% on an annualized basis to $505.4 million compared to $561.2 million at December 31, 2000. The decrease was primarily due to a $57.9 million reduction in cash in connection with the retirement of the senior secured debt.

As of March 31, 2001, customers whose mailing addresses were in Illinois, Florida and Ohio comprised 10.0%, 8.1% and 7.4% of the finance receivable portfolio, respectively.

The following table summarizes the composition of finance receivables at the dates indicated (in thousands):

                                                      March 31,    December 31,
                                                        2001          2000
                                                      ---------    -----------
Sales Finance Receivables
   Automotive
    Simple interest                                   $  81,122    $   63,641
    Precompute, net of unearned income                  370,231       386,287
                                                      ---------    ----------
       Total automotive, net of unearned income         451,353       449,928
   Non-automotive, net of unearned income                18,748        21,845
                                                      ---------    ----------
   Total sales finance receivables, net of unearned
    income                                              470,101       471,773
Direct loans, net of unearned income                      9,774        13,081
                                                      ---------    ----------

Finance receivables, net of unearned income           $ 479,875    $  484,854
                                                      =========    ==========

The following sets forth a summary of sales finance receivable purchases and direct loan originations, net of unearned income for the three months ended March 31, (in thousands):

                                                         2001           2000
                                                      ---------     ----------

Automotive sales finance receivable purchases         $  79,656     $   79,533
Non-automotive sales finance receivable purchases         3,149          5,411
Direct loan originations                                  1,016          3,202
                                                      ---------     ----------
     Total purchases and originations                 $  83,821     $   88,146
                                                      =========     ==========

Purchases of automotive sales finance receivables in the first quarter of 2001 were essentially flat compared to the same period one year ago. In October 2000, the Company tightened its underwriting policy to decline applications below certain thresholds. While this tightening resulted in an elimination of certain receivables in the first quarter of 2001 compared to the first quarter of 2000, the Company was able to generate enough additional receivables to replace this volume. The Company believes its decision to eliminate certain receivable purchases will result in lower future credit losses.

The Company currently purchases non-automotive sales finance receivables and originates direct loans exclusively through Midland Finance Company, a wholly owned subsidiary of the Company located in the Chicago, Illinois market. The decline in the purchases and the originations of these finance receivables from the first quarter of 2000 to the first quarter of 2001 are primarily the result of competitive market conditions and the strategic decision to eliminate purchases at the Company's other operating subsidiaries.

Loss Reserves and Provision for Finance Credit Losses

MFN originates direct consumer loans and purchases individual retail sales finance contracts from third party dealers. The total net receivables purchased and originated within a given calendar month are identified as a pool. Sales finance contracts are generally purchased at a discount from the principal amount financed. This discount is referred to as a nonrefundable dealer reserve. The amount of the discount is based upon the credit risk of the borrower, the note rate of the contract and competitive factors. The nonrefundable dealer reserve is available to absorb credit losses over the life of each pool of receivables. The nonrefundable dealer reserve is not immediately used to offset the provision for finance credit losses, but rather is amortized over the life of the pool to offset future losses. Management believes this method provides for an appropriate matching of finance charge income and provision for finance credit losses. Historical loss experience on the Company's sales finance receivables has shown that the nonrefundable dealer reserves are not adequate to cover potential losses over the life of the contracts. Therefore, the Company maintains an allowance for finance credit losses that is available to absorb credit losses that are inherent in the portfolio and which exceed the unamortized nonrefundable dealer reserve.

Management utilizes a loss reserving methodology commonly referred to as "static pooling" which stratifies its sales finance receivable portfolio into separately identified pools. Each period, the Company segregates each pool by delinquency classification (i.e., not delinquent, 30, 60, 90 and 120 days past due) and utilizes a formula-based approach to estimate the required allowance. The change in the required allowance from the prior period to the current period results in a charge or credit to the provision for finance credit losses. Management also performs an ongoing analysis measuring prior period estimates of such inherent credit losses against actual net charge-offs, accounting for the seasonality of the Company's business cycle, to support the level of allowance.

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

Net repossessed assets are carried in other assets and at March 31, 2001 are reserved at 70% of the outstanding balance owed. Prior to September 30, 2000 net repossessed assets were carried net of a 75% reserve. The reduction in reserve from 75% to 70% was due to improved recovery rates. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses.

Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the finance receivable portfolio.

The loss reserves as a percent of finance receivables, net of unearned income at March 31, are as follows:

                                                          2001    2000
                                                          ----    ----
Allowance for finance credit losses                       7.91%   7.47%
Nonrefundable dealer reserves                             5.71%   6.51%
                                                         ------  ------
   Total loss reserves                                   13.62%  13.98%
                                                         ======  ======


A summary of the activity in the allowance for finance credit losses for the three month periods ended March 31, was as follows (dollars in thousands):

                                                            2001      2000
                                                            ----      ----

Balance at beginning of period                              39,071    39,543
Reserves recaptured in conjunction
  with sale of finance receivables                              --       (90)
Provision for finance credit losses                          4,197     1,230
Finance receivables charged-off, net of recoveries          (6,814)   (6,083)
Net amount transferred from reserve for repossessed assets   1,520     3,361
                                                           -------  --------
Balance at end of period                                    37,974    37,961
                                                           =======  ========


The amount of the provision for finance credit losses increased $3.0 million in the first quarter of 2001 compared to one year ago as a result of higher net charge-offs absorbed by the allowance for credit losses account and lower transfers of reserves from repossessed assets than experienced in the same period one year ago. The increase in the allowance for finance credit losses related to the transfer from the repossessed asset reserve is due to the decrease in repossessed assets.

A summary of the activity in nonrefundable dealer reserves for the three month periods ended March 31, was as follows (dollars in thousands):

                                                        2001           2000
                                                        ----           ----

Balance at beginning of period                          28,014      $  34,062
Discounts purchased on new volume                        6,335          7,447
Net charge-offs absorbed                                (6,981)        (8,396)
                                                       -------      ---------
Balance at end of period                                27,368      $  33,113
                                                       =======      =========

Nonrefundable dealer reserves as a percentage of
     sales finance receivables, net of unearned income   5.82%          6.86%
                                                         =====          =====
Discounts purchased as a percentage of sales finance
     receivable purchases, net of unearned income        7.65%          8.77%
                                                         =====          =====

The decrease in the ratio of nonrefundable dealer reserves to sales finance receivables, net of unearned income in the first quarter of 2001 compared to one year ago is attributable to the amount of amortization of nonrefundable dealer reserves scheduled for pools originated prior to adoption of static pooling. These reserves became fully amortized at the end of 2000.

The decrease in the level of discounts purchased on new volume is primarily due to improved credit quality of the new volume. As the Company eliminates certain finance receivables that historically carried higher discounts due to their quality, the percentage discount on new volume may continue to decline.

Income Tax Accounts

At March 31, 2001, the Company had recorded net income tax receivables and prepayments of approximately $7.9 million and a $25.3 million tax liability consisting primarily of deferred taxes.

Warehouse Credit Facility

The Company entered into a $300 million Receivable Financing Agreement (the "Financing Agreement") with Deutsche Bank AG, as agent ("Agent Bank") and MFN Funding LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Funding LLC is a special purpose company that holds certain finance receivable contracts of the Company and borrows funds under the Financing Agreement. Under the Financing Agreement, Mercury Finance Company LLC transfers certain finance receivables to MFN Funding LLC, which in turn issues a note to Agent Bank, collateralized by eligible automotive sales finance receivables. Agent Bank provides financing under the note to MFN Funding LLC pursuant to an advance formula and MFN Funding LLC remits the funds to Mercury Finance Company LLC in consideration for the transfer of certain finance receivables. While MFN Funding LLC is included in the Company's consolidated financial statements, it is a separate legal entity. The finance receivables and other assets held by MFN Funding LLC are legally owned by MFN Funding LLC and are not available to creditors of the Company or its subsidiaries. Advances under the Financing Agreement bear interest at a rate tied to the borrowing rate of the commercial paper conduit, or the Eurodollar rate plus specified fees depending upon the source of funds provided by Agent Bank. The Financing Agreement contains various covenants requiring certain minimum financial ratios and results. As of March 31, 2001, the Company was in compliance with these covenants. The Financing Agreement also requires certain funds be held in restricted cash accounts to provide additional collateral for borrowings under the facility. As of March 31, 2001, the restricted cash totaled approximately $4.0 million.

Under the terms of the Financing Agreement, MFN Funding LLC has purchased an amortizing interest rate cap based on one month LIBOR (London Interbank Offered
Rate) on March 23, 2001. The difference between the carrying amount and the fair value of the interest rate cap is not significant at March 31, 2001. The amortizing cap is set at 6.750% and is effective from March 23, 2001 through January 16, 2003. In the event one month LIBOR would exceed this rate during the terms of the agreement, MFN Funding LLC would receive a payment from a counterparty for the rate in excess of 6.750%. As of March 31, 2001, one month LIBOR was 5.078%.

Senior Secured Debt and Senior Subordinated Debt

The following table presents the Company's senior secured debt and senior subordinated debt amounts outstanding and their stated interest rates at both March 31, 2001 and December 31, 2000 (dollars in thousands):

                                March 31, 2001        December 31, 2000
                                --------------        -----------------
                                Balance   Rate        Balance      Rate
                                -------   ----        -------      ----
Senior secured debt             $     --    --%       $ 342,908    10.0%
Senior subordinated debt          22,500  11.0%          22,500    11.0%
                                --------  ----        ---------    ----
        Total                   $ 22,500  11.0%       $ 365,408    10.0%
                                ========  ====        =========    ====

The senior secured debt at December 31, 2000 was comprised of (i) Series A Notes Due March 23, 2001, which had a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which had a floating rate of interest based on three month LIBOR (London Interbank Offered Rate), payable quarterly. While the Series B Notes bore a variable rate of interest, the Company had purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which was amortized in determining the spread to three month LIBOR. All principal obligations under the senior secured debt were retired at maturity on March 23, 2001, with $57.9 million in cash and proceeds from the warehouse credit facility (see Note 4).

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002. Principal payments on the subordinated debt are not due until maturity.

Stockholders' Equity

Total stockholders' equity at March 31, 2001 was $128.5 million or 25.4% of total assets compared with $124.6 million or 22.3% of total assets at December 31, 2000. During the three month period ended March 31, 2001 the Company reported $3.9 million of net income and did not declare any dividends or repurchase any shares of common stock.

On March 23, 2001, the Company's exchange agent completed certain agreed-upon services pursuant to the Exchange Agent Agreement dated March 29, 1999 between Norwest Bank Minnesota and the Company, and the Company's Plan of Reorganization. These services included the distribution to stockholders of record on March 22, 1999 of new common stock (the "New Common Stock") of the Company and three series of warrants to purchase New Common Stock. On March 23, 2001, 8,719 shares of New Common Stock and 10,158 warrants from each series of warrants to purchase New Common Stock were forfeited due to the failure of the eligible stockholders to properly tender their exchange requests within the two year time period set forth in the Plan of Reorganization ended March 23, 2001 .

RESULTS OF OPERATIONS

Net Income

For the three-month period ended March 31, 2001, the Company reported net income of $3.9 million compared with net income for the same period of the previous year of $6.3 million.

Interest Income and Interest Expense

The largest single component of net income is net interest income, which is the difference between interest income and interest expense before provision for finance credit losses. For the three month period ended both March 31, 2001 and March 31, 2000, net interest income was $21.8 million. The net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 14.35% for the three month period ended March 31, 2001 compared to 13.45% one year ago. The 90 basis point increase in the net interest margin was due to improved yields on the finance receivable portfolio and the utilization of cash, a low interest earning asset, to retire senior secured debt with a cost of funds of 10.0%.

The yield on finance receivables in the first quarter of 2001 improved 74 basis points compared to the same period one year ago. This was the result of lower levels of nonaccrual loans and a change in the mix of finance receivables.

During the third and fourth quarters of 2000, MFN retired senior secured debt with a face value of $38.4 million prior to scheduled maturity. The remaining senior secured debt with a face value of $342.9 million was retired at maturity on March 23, 2001. See notes 4 and 5 to the condensed consolidated financial statements.

The following table summarizes net interest income and the net interest margin for the three month period ended March 31 (dollars in thousands):

                                                        2001        2000
                                                        ----        ----
Average interest earning assets:
     Cash and cash equivalents                       $  128,803  $  136,828
     Finance receivables, net of unearned income        480,083     511,470
                                                     ----------  ----------
         Total average earning assets                   608,886     648,298
Average interest bearing liabilities                    362,356     403,742
                                                     ----------  ----------
Net                                                  $  246,530  $  244,556
                                                     ==========  ==========

Interest income:
     Cash and cash equivalents                       $    1,807  $    2,091
     Finance receivables, net of unearned income         28,850      29,798
                                                     ----------  ----------
         Total interest income                           30,657      31,889
Interest expense                                          8,807      10,085
                                                     ----------  ----------
Net interest income before provision for finance
     credit losses                                   $   21,850  $   21,804
                                                     ==========  ==========


                                                         2001       2000
                                                         ----       ----
Yield:
     Cash and cash equivalents                            5.68%      6.15%
     Finance receivables, net of unearned income         24.04%     23.30%
                                                        ------     ------
         Earning assets                                  20.14%     19.68%
Cost of funds                                             9.72%      9.99%
                                                        ------     ------
Net interest spread                                      10.42%      9.68%
                                                        ======     ======

Net interest margin                                      14.35%     13.45%
                                                        ======     ======

Other Operating Income

In addition to finance charges and interest, the Company has other income from the sale of credit-related products. These products include insurance for credit life, accident and health and other credit insurance policies to borrowers of the Company.

The following table summarizes the components of other operating income for the three-month periods ended March 31 (dollars in thousands):

                                                          2001    2000
                                                          ----    ----

Insurance premiums                                       $2,228  $3,149
Other income                                                213     921
                                                         ------  ------
    Total                                                $2,441  $4,070
                                                         ======  ======

Other operating income as a percent of average interest
    earning assets                                         1.60%   2.51%
                                                          =====   =====

Other operating income in the first quarter of 2001 decreased $1.6 million or 40.0% from the first quarter of 2000. Insurance premiums generated by a revenue sharing program on collateral protection insurance declined $0.9 million or 29.2% in the first quarter of 2001 compared to one year ago as the result of the Company's decision to exit this business. The Company completely discontinued underwriting this coverage effective April 2001. This will have a negative impact on future other operating income; however, the Company believes this decision will have an overall positive impact on earnings by reducing insurance administration expense, claims expense and charge-offs.

Other income in the first quarter of 2001 decreased $0.7 million or 76.9% from the first quarter of 2000 as insurance commissions have declined as a result of a shift away from the direct lending business.

Other Operating Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other operating expenses for the three-month periods ended March 31 (dollars in thousands):

                                                            2001      2000
                                                            ----      ----

Salaries and employee benefits                           $ 10,133  $ 11,199
Occupancy expense                                             838       784
Equipment expense                                             672       443
Telecommunications                                            621       670
Credit information                                            412       238
Postage                                                       470       325
Insurance claims and other underwriting expense             1,674     2,036
Amortization of excess of revalued net assets
  over liabilities and stockholders' investment            (2,470)   (2,470)
Other expenses                                              2,923     2,677
                                                         --------  --------
  Total                                                  $ 15,273  $ 15,902
                                                         ========  ========

Other operating expense as a percent of average interest
 earning assets                                             10.03%     9.81%
                                                           ======     =====

Other operating expenses in the first quarter of 2001 decreased $0.6 million or 4.0% from the first quarter of 2000. The $1.1 million reduction in salaries and employees benefits is attributable to staff reductions. The occupancy expense increase is due to lease termination costs and the equipment expense increase is due to higher depreciation. The credit information increase is due to costs associated with the implementation of the Company's credit underwriting system and the postage expense increase is due to implementation of the Company's statement mailing program. Insurance claims and underwriting expenses associated with the collateral protection insurance program decreased due to improved claims experience and fewer policies written.

The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to operating expense.

CREDIT LOSSES, NONACCRUAL ACCOUNTS AND REPOSSESSIONS

Credit Losses

Finance receivable accounts are charged-off monthly before they become five payments contractually delinquent. Accounts that are deemed uncollectible prior to the maximum charge-off period are charged-off immediately. Management may authorize an extension of the charge-off period if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                                             March 31, March 31,
                                                               2001      2000
                                                               ----      ----

Provision for finance credit loss                             $ 4,197   $ 1,230
Net charge-offs:
  Absorbed by allowance for finance credit losses             $ 6,814   $ 6,083
  Absorbed by nonrefundable dealer reserves                     6,981     8,396
                                                              -------   -------
   Total net charge-offs                                      $13,795   $14,479
                                                              =======   =======

Allowance for finance credit losses at end of quarter         $37,974   $37,961
Nonrefundable dealer reserves at end of quarter                27,368    33,113

Ratios

Net charge-offs as a percent of average finance
     receivables, net of unearned income
      Absorbed by allowance for finance credit losses            5.67%     4.76%
      Absorbed by nonrefundable dealer reserve                   5.82%     6.56%
                                                               ------     -----
         Total                                                  11.49%    11.32%
                                                               ======     =====
Reserves as a percent of finance receivables,
     net of unearned income
  Allowance for finance credit losses                            7.91%     7.47%
  Nonrefundable dealer reserves                                  5.71%     6.51%
                                                               ------     -----
   Total                                                        13.62%    13.98%
                                                               ======     =====

Nonrefundable dealer reserves as a percent of sales finance
     receivables, net of unearned income                         5.82%     6.86%
                                                               ======     =====

Nonaccrual Accounts and Repossessions

If an account is 60 or more days contractually delinquent at the end of any month it is placed on nonaccrual. The following table sets forth certain information regarding nonaccrual accounts and repossessed assets at March 31 (dollars in thousands):
                                                               2001      2000
                                                               ----      ----
Nonaccruals, net of unearned income
     Non-bankrupt receivables                              $  3,759  $  5,079
     Bankrupt accounts                                        1,885     4,625
                                                           --------  --------
       Total nonaccruals, net of unearned income              5,644     9,704
Repossessed assets, net of reserves                           2,012     1,422
                                                           --------  --------
     Total nonaccrual accounts, net of unearned income
       and repossessed assets, net of reserves             $  7,656  $ 11,126
                                                           ========  ========

Bankrupt accounts, net of unearned income not in
     nonaccrual status                                     $  4,794     5,750
                                                           ========  ========

Nonaccrual accounts and repossessed assets as a percent
     of total finance receivables, net of unearned income      1.60%     2.19%
                                                              =====     =====

Nonaccrual and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the nonaccrual and charge-off data reflected above is not necessarily indicative of nonaccrual and charge-off experience that could be expected for a portfolio with a different level of seasoning.

Repossession of collateral generally occurs when debtors are 45 to 90 days contractually past due. Repossession activities have been consolidated within the Company and many of the activities have been outsourced to another party, which handles the pickup of collateral and delivery to auction. Collateral is generally sold at auction within 60 days of repossession.

Net repossessed assets are reserved at 70% of the outstanding balance owed at March 31, 2001 and are carried in other assets. Prior to September 30, 2000 net repossessed assets were carried net of a 75% reserve. The reduction in reserve from 75% to 70% was due to improved recovery rates. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses.

Nonaccrual accounts at March 31, 2001 show significant improvement compared to one year ago as a result of improved collections. On May 11, 2001, the Company internally announced its plans to consolidate its Mercury Finance Company collection operations into regional centers. This consolidation effort will take up to eight months to complete. The Company expects this reorganization will result in better account coverage and improved efficiencies when fully implemented. During the transition period, the Company may experience an increase in delinquencies and charge-offs as the responsibility for servicing the accounts is shifted to the new collection centers.

LIQUIDITY AND FINANCIAL RESOURCES

In the past, the Company has used cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables.

On March 22, 2001, the Company announced it had signed a $300 million receivable financing agreement with Deutsche Bank AG. Proceeds from the receivable financing agreement were used, together with available cash, to retire at maturity on March 23, 2001 the Company's senior secured debt and are available to fund future purchases of finance receivable contracts on a revolving basis through the initial term expiring March 19, 2002. An additional $22.5 million of funding exists through March 23, 2002 in the form of senior subordinated debt. See Notes 4 and 5 to the Condensed Consolidated Financial Statements.

Terms of the receivable financing agreement call for the Company to complete a term securitization of at least 90% of the eligible finance receivable contracts in the facility by June 30, 2001 and to complete subsequent term securitizations every six months thereafter. After the initial term securitization is completed, the facility limit under the financing agreement will be reduced to $150 million to fund new purchases of automotive finance receivable contracts. Also, as is customary in the Company's industry, the Company's credit facility must be renewed on an annual basis. If the Company is unable to complete the scheduled securitizations or renew the credit facility on acceptable terms, there could be a material adverse effect on the Company's financial position, results of operations and liquidity.

In addition, at March 31, 2001 the Company had $65.2 million of unrestricted cash and cash equivalents, which can be used to fund future purchases of finance receivables and other corporate activities.

Dividends may be paid on the Company's Common Stock subject to certain financial conditions contained in the Company's indentures governing its Warehouse Credit Facility. At March 31, 2001, $12.5 million was available for payment under these restrictions. However, the Company does not anticipate payment of any dividends for the foreseeable future.

CONTINGENCIES AND LEGAL MATTERS

The Securities and Exchange Commission staff has notified the Company that subject to Securities Act Release No. 5310 its investigation of the events giving rise to the accounting irregularities announced in January 1997 has been terminated and it has been recommended to the Commission that no enforcement action be taken against the Company. Those events are still under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation.

In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions (the "Consumer Finance Cases"), including cases which have been brought as putative class actions, are pending in the various states in which the Company's subsidiaries conduct business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, however MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred, management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position and results of operations of MFN.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the Consumer Finance Cases, no accrual has been made for the majority of these lawsuits.

INTEREST RATE RISK

The Company's earnings are affected by changes in interest rates as a result of the incurrence of debt to fund its operating activities. Finance receivable contracts are purchased at fixed interest rates, while the amount borrowed under the warehouse credit facility bears interest at a variable rate that is subject to frequent adjustment to reflect prevailing market interest rates. Because the finance receivable contracts purchased by the Company have fixed interest rates, the Company bears the risk of smaller interest rate spreads in the event interest rates increase. The Company utilizes interest rate caps as part of its interest-rate risk-management strategy for its warehouse credit facility. Interest caps are contracts with notional principal amounts that entitle the purchaser, in exchange for a fee, to receive payments from the seller if a specified market rate rises above a fixed ceiling or index rate on specified future dates. The interest rate cap purchaser bears no obligation or liability if interest rates fall or remain below the fixed ceiling or index rate. The Company's special purpose finance subsidiary is contractually required to purchase interest rate cap agreements as a credit enhancement in connection with the warehouse credit facility. Management monitors the Company's hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amount being hedged continue to provide effective protection against interest rate risk. All transactions are entered into for purposes other than trading. There can be no assurance that the Company's strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company's profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" and is effective for fiscal years beginning after June 15, 2000. At March 31, 2001, the Company held an interest rate cap that is subject to the provisions of SFAS 133 and is accounted for as a hedge under SFAS 138. This derivative instrument will expire in January 2003. The difference between the carrying amount and the fair value of the interest rate cap is not significant at March 31, 2001. The Company may, from time to time, purchase derivative instruments to hedge certain financial risks. Any such instruments will be accounted for and disclosed in accordance with SFAS 133 and SFAS 138. Management does not expect this statement to have a material impact on the financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities-a replacement of Financial Accounting Standards Board Statement No. 125" ("SFAS 140"), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures; however, SFAS 140 carries over most of Statement No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company's funding strategy is dependent upon the incurrence of debt to fund its operating activities, fluctuations in interest rates impact the Company's profitability. Therefore, the Company employs various hedging strategies to minimize the risk of interest rate fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" for additional information regarding such market risks.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - See Exhibit Index following the signature page

         (b) Reports on Form 8-K - The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MFN FINANCIAL CORPORATION
                                 (Registrant)



Date: May 9, 2001          /s/ Edward G. Harshfield
                           ------------------------
                           Edward G. Harshfield
                           Executive Chairman


Date: May 9, 2001          /s/ Jeffrey B. Weeden
                           ---------------------
                           Jeffrey B. Weeden
                           President and Chief Executive Officer


Date: May 9, 2001          /s/ Mark D. Whitham
                           -------------------
                           Mark D. Whitham
                           Chief Financial Officer (Chief Accounting Officer)

                               INDEX OF EXHIBITS


     Exhibit No.                  Description
     -----------                  -----------

     11.                 Computation of Earnings Per Share