Form 10-Q
period 2001-06-30
MFN FINANCIAL CORP
filed 2001-08-08
CIK 846378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For The Quarter Ended June 30, 2001                  Commission File No. 1-10176

                           MFN Financial Corporation
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      36-3627010
-----------------------------                  ------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification no.)
 incorporation or organization)

100 Field Drive, Suite 340, Lake Forest, Illinois         60045
-------------------------------------------------     ---------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (847) 295-8600

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

Common Stock - $.01 par value, 9,991,284 shares as of July 31, 2001.

                          MFN FINANCIAL CORPORATION

                                  FORM 10-Q

                                     INDEX

                                                                                                         PAGE
PART I       FINANCIAL INFORMATION
             ---------------------

Item 1. FINANCIAL STATEMENTS
           Condensed Consolidated Balance Sheets.....................................................      3
           Condensed Consolidated Statements of Income...............................................      4
           Condensed Consolidated Statements of Changes in Stockholders' Equity......................      5
           Condensed Consolidated Statements of Cash Flows...........................................      6
           Notes to Condensed Consolidated Financial Statements......................................      7
           Condensed Consolidated Average Balance Sheets.............................................     15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................     16

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK..................................................................................     33

PART II      OTHER INFORMATION
             -----------------
Item 1. Legal Proceedings............................................................................     34
Item 2. Changes in Securities........................................................................     34
Item 3. Defaults Upon Senior Securities..............................................................     34
Item 4. Submission of Matters to a Vote of Security Holders..........................................     34
Item 5. Other Information............................................................................     34
Item 6. Exhibits and Reports on Form 8-K.............................................................     34

SIGNATURES...........................................................................................     36

INDEX OF EXHIBITS....................................................................................     37

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
(Dollars in thousands)                                                                            2001              December 31,
                                                                                               (Unaudited)             2000
                                                                                               -----------             ----
ASSETS
Unrestricted cash and cash equivalents                                                         $   55,934           $  127,093
Restricted cash                                                                                    30,781                   --

Finance receivables, net of unearned income                                                       475,964              484,854
Less:  Allowance for finance credit losses                                                         38,211               39,071
Less:  Nonrefundable dealer reserves                                                               26,925               28,014
                                                                                               ----------           ----------
Finance receivables, net                                                                          410,828              417,769

Income taxes receivable                                                                             7,532                7,878
Furniture, fixtures and equipment, net                                                              3,418                2,650
Other assets (including repossessions)                                                             12,324                5,787
                                                                                               ----------           ----------
TOTAL ASSETS                                                                                   $  520,817           $  561,177
                                                                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable to securitization trust                                                          $  301,000           $       --
Senior secured debt                                                                                    --              342,908
Senior subordinated debt                                                                           22,500               22,500
Income taxes                                                                                       24,236               24,445
Other liabilities                                                                                  13,686               14,569
Excess of revalued net assets over liabilities
   and stockholders' investment                                                                    27,170               32,110
                                                                                               ----------           ----------
TOTAL LIABILITIES                                                                                 388,592              436,532
                                                                                               ----------           ----------

CONTINGENCIES                                                                                          --                   --

STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 50,000,000 shares authorized;
  9,991,284 shares outstanding June 30, 2001; 10,000,003
  shares outstanding December 31, 2000                                                                100                  100
Paid in capital                                                                                    84,900               84,900
Retained earnings                                                                                  47,225               39,645
                                                                                               ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                                        132,225              124,645
                                                                                               ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $  520,817           $  561,177
                                                                                               ==========           ==========

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

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                          Three Months Ended      Six Months Ended
                                                                          ------------------      ----------------
                                                                          June 30,   June 30,     June 30,    June 30,
(In thousands, except per share data)                                       2001       2000         2001        2000
                                                                            ----       ----         ----        ----
INTEREST INCOME
Finance charges and loan fees                                             $28,000    $29,942      $56,850      $59,740
Investment income                                                             737      2,373        2,544        4,464
                                                                          -------    -------      -------      -------
  Total interest income                                                    28,737     32,315       59,394       64,204
INTEREST EXPENSE                                                            6,890     10,079       15,697       20,164
                                                                          -------    -------      -------      -------
Net interest income before provision for finance
  credit losses                                                            21,847     22,236       43,697       44,040
PROVISION FOR FINANCE CREDIT LOSSES                                         5,400      5,420        9,597        6,650
                                                                          -------    -------      -------      -------

Net interest income after provision for finance
  credit losses                                                            16,447     16,816       34,100       37,390
                                                                          -------    -------      -------      -------

OTHER OPERATING INCOME
Insurance premiums                                                          1,460      2,739        3,688        5,888
Other revenue                                                                 156        910          369        1,831
                                                                          -------    -------      -------      -------

Total other operating income                                                1,616      3,649        4,057        7,719
                                                                          -------    -------      -------      -------

OTHER OPERATING EXPENSES
Salaries and employee benefits                                              9,593     10,450       19,726       21,649
Occupancy expense                                                             810        799        1,654        1,583
Equipment expense                                                             743        498        1,415          941
Telecommunications                                                            560        631        1,181        1,301
Credit information                                                            423        280          835          518
Postage                                                                       423        339          893          664
Insurance claims and other underwriting expense                               935      1,651        2,609        3,687
Amortization                                                               (2,471)    (2,469)      (4,941)      (4,938)
Pension curtailment gain                                                   (3,595)        --       (3,595)          --
Restructuring charges                                                       3,565         --        3,565         (158)
Other expenses                                                              2,596      2,924        5,513        5,758
                                                                          -------    -------      -------      -------

Total other operating expenses                                             13,582     15,103       28,855       31,005
                                                                          -------    -------      -------      -------

OPERATING INCOME                                                            4,481      5,362        9,302       14,104

Income tax provision (benefit)                                                794     (1,133)       1,722        1,345
                                                                          -------    -------      -------      -------

NET INCOME                                                                $ 3,687    $ 6,495      $ 7,580      $12,759
                                                                          =======    =======      =======      =======

Weighted average common shares outstanding
  Basic                                                                     9,991     10,000        9,995       10,000
  Diluted                                                                  10,037     10,000       10,037       10,004
Earnings per common share
  Basic                                                                     $0.37      $0.65        $0.76        $1.28
  Diluted                                                                   $0.37      $0.65        $0.76        $1.28
Dividends per share declared                                                   --         --           --           --

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                         Total
                                     Common    Paid In    Retained   Stockholders'
(In thousands)                        Stock    Capital    Earnings      Equity
                                      -----    -------    --------      ------
Balance at January 1, 2000            $  100  $ 84,900    $ 20,529     $ 105,529

Net income for period
 January 1, 2000 through
 March 31, 2000                           --        --       6,264         6,264
                                     -------  --------    --------     ---------
Balance at March 31, 2000             $  100    84,900      26,793       111,793

Net income for period
 April 1, 2000 through
 June 30, 2000                            --        --       6,495         6,495
                                     -------  --------    --------     ---------
Balance at June 30, 2000              $  100  $ 84,900    $ 33,288     $ 118,288
                                     =======  ========    ========     =========


Balance at January 1, 2001            $  100  $ 84,900    $ 39,645     $ 124,645

Net income for period
 January 1, 2001 through
 March 31, 2001                           --        --       3,893         3,893
                                     -------  --------    --------     ---------
Balance at March 31, 2001                100    84,900      43,538       128,538

Net income for period
 April 1, 2001 through
 June 30, 2001                            --        --       3,687         3,687
                                     -------  --------    --------     ---------
Balance at June 30, 2001              $  100  $ 84,900    $ 47,225     $ 132,225
                                     =======  ========    ========     =========

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Three Months Ended      Six Months Ended
                                                           ------------------      ----------------
                                                            June 30,   June 30,    June 30,   June 30,
(In thousands)                                                2001       2000        2001       2000
                                                              ----       ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $   3,687   $  6,495   $   7,580   $  12,759
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for finance credit losses                         5,400      5,420       9,597       6,650
  Provision for restructuring charge                          3,162         --       3,162        (158)
  Pension curtailment gain                                   (3,595)        --      (3,595)         --
  Gain on sale of finance receivables                            --         --          --         (77)
  Amortization of deferred financing costs                    1,475         --       1,602          --
  Net decrease in income tax receivable                         346        654         346       1,573
  Net increase (decrease) in taxes payable                   (1,078)       896        (209)      2,966
  Depreciation and amortization                              (2,196)    (2,301)     (4,436)     (4,630)
  Net (increase) decrease in other assets                       834       (582)      3,221       5,677
  Net decrease in other liabilities                          (1,132)      (566)     (1,329)     (1,007)
                                                          ---------   --------   ---------   ---------

   Net cash provided by operating activities                  6,903     10,016      15,939      23,753

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on finance receivables and
    recoveries of charged-off finance receivables            70,957     80,100     145,961     163,335
  Finance receivables purchased or originated               (73,200)   (82,321)   (150,685)   (163,020)
  Proceeds from sale of finance receivables and assets           --         --          --       2,075
  Purchases of furniture, fixtures and equipment               (661)      (453)     (1,434)       (951)
                                                          ---------   --------   ---------   ---------

   Net cash provided by (used in) investing activities       (2,904)    (2,674)     (6,158)      1,439

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of senior secured debt                               --         --    (342,908)         --
  Proceeds from warehouse credit facility                        --         --     285,000          --
  Repayment of warehouse credit facility                   (285,000)        --    (285,000)         --
  Proceeds from notes payable to securitization trust       301,000         --     301,000          --
  Increase in restricted cash                               (30,781)        --     (30,781)         --
  Payment of deferred financing costs                        (2,499)        --      (8,251)         --
                                                          ---------   --------   ---------   ---------
   Net cash provided by (used in) financing activities      (17,280)        --     (80,940)         --
                                                          ---------   --------   ---------   ---------
  Net increase (decrease) in cash and cash equivalents      (13,281)     7,342     (71,159)     25,192

  Unrestricted cash and cash equivalents
   Beginning of period                                       69,215    141,485     127,093     123,635
                                                          ---------   --------   ---------   ---------
   End of period                                          $  55,934   $148,827   $  55,934   $ 148,827
                                                          =========   ========   =========   =========

SUPPLEMENTAL CASH DISCLOSURES
  Income taxes paid to federal and state governments      $   1,872   $    201   $   1,931   $     610
  Net interest paid                                           5,646      9,912      15,558      19,831

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           MFN FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of MFN Financial Corporation and its wholly owned subsidiaries ("the Company"). All significant inter-company transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements as of June 30, 2001 and December 31, 2000, and for the periods ended June 30, 2001 and 2000, are unaudited, but in management's opinion include all necessary adjustments (consisting solely of normal recurring matters) for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" and is effective for fiscal years beginning after June 15, 2000. At June 30, 2001, the Company held an interest rate cap that is subject to the provisions of SFAS 133. This derivative instrument will expire in January 2003. The fair value of the interest rate cap is not significant at June 30, 2001. The Company may, from time to time, purchase derivative instruments to hedge certain financial risks. Any such instruments will be accounted for and disclosed in accordance with SFAS 133 and SFAS 138. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires accounting for business combinations under the purchase method. SFAS 141 is effective for all business combinations initiated after June 30, 2001. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. The adoption of SFAS 142 will result in the remaining unamortized balance of the excess of revalued net assets over liabilities and stockholders' investment on January 1, 2002 of approximately $22.2 million being recognized as a gain from a change in accounting principle in the first quarter of 2002. The Company will continue to amortize the balance of the excess of revalued net assets over liabilities and stockholders' investment through December 31, 2001 in accordance with its existing amortization policy.

On March 23, 1999, the Company emerged from bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Illinois pursuant to a Second Amended Plan of Reorganization.


Note 2 - Unrestricted Cash and Cash Equivalents

Unrestricted cash and cash equivalents include marketable securities with purchased maturities of three months or less. At June 30, 2001, unrestricted cash and cash equivalents had an amortized cost and market value of $55.9 million. At December 31, 2000, unrestricted cash and cash equivalents had an amortized cost basis of $128.7 million and a market value of $127.1 million. The difference between the amortized cost basis and the market value represented a $1.6 million write-down related to holdings in a California utility company.

Note 3 - Restricted Cash

In connection with its warehouse credit facility (see Note 5) and in connection with the notes payable to securitization trust (see Note 6), the Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facility. At June 30, 2001, the aggregate restricted cash accounts totaled approximately $30.8 million.

Note 4 - Finance Receivables

Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 24 to 48 months with maximum terms of 60 months. The Company's finance receivables are with individuals located throughout the United States. As of June 30, 2001, customers whose mailing addresses were in Illinois, Florida and Ohio comprised 9.2%, 8.0% and 7.4% of the finance receivable portfolio, respectively.

The following table summarizes the composition of finance receivables outstanding, net of unearned income (in thousands):

                                                             June 30,      December 31,
                                                              2001            2000
                                                              --------      --------
Sales Finance Receivables
  Automobile
   Simple interest                                            $104,758      $ 63,641
   Precompute, net of unearned income                          346,102       386,287
                                                              --------      --------
      Total automobile, net of unearned income                 450,860       449,928
  Non-automobile, net of unearned income                        16,782        21,845
                                                              --------      --------
  Total sales finance receivables, net of unearned income      467,642       471,773
Direct loans, net of unearned income                             8,322        13,081
                                                              --------      --------
Finance Receivables, net of unearned income                   $475,964      $484,854
                                                              ========      ========

Note 5 - Warehouse Credit Facility

The Company entered into a $300 million Receivable Financing Agreement (the "Financing Agreement") with Deutsche Bank AG, as agent ("Agent Bank") and MFN Funding LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Funding LLC is a special purpose company that holds certain automobile sales finance receivables of the Company and borrows funds under the Financing Agreement. The Financing Agreement contained a provision that reduced the amount that could be borrowed under it from $300 million to $150 million after the first take-out securitization (see Note 6). Under the Financing Agreement, Mercury Finance Company LLC transfers certain automobile sales finance receivables to MFN Funding LLC, which in turn issues a note to Agent Bank, collateralized by eligible automobile sales finance receivables. Agent Bank provides financing under the note to MFN Funding LLC pursuant to an advance formula and MFN Funding LLC remits the funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance receivables. While MFN Funding LLC is included in the Company's consolidated financial statements, it is a separate legal entity. The automobile sales finance receivables and other assets held by MFN Funding LLC are legally owned by MFN Funding LLC and are not available to creditors of the Company or its subsidiaries. Advances under the Financing Agreement bear interest at a rate tied to the borrowing rate of the commercial paper conduit, or the Eurodollar rate plus specified fees depending upon the source of funds provided by Agent Bank. The Financing Agreement contains various covenants requiring certain minimum financial ratios and results. As of June

30, 2001, the Company was in compliance with these covenants and had no outstanding balance on the warehouse credit facility. The warehouse facility is accounted for as a secured financing in accordance with the provisions of SFAS 140.

At June 30, 2001, the maximum available credit limit was $150 million and based upon eligible automobile sales finance receivables held by MFN Funding LLC, the maximum amount of advance available to the Company under the Financing Agreement was $22.7 million. The Financing Agreement also requires certain funds be held in restricted cash accounts to provide additional collateral for borrowings under the facility, even if no borrowing is necessary. As of June 30, 2001 the restricted cash totaled approximately $1.5 million.

Interest expense on the warehouse credit facility is composed of the stated rate of interest plus a spread, servicing and fees and the amortization of deferred financing costs. Deferred financing costs related to the warehouse credit facility are amortized on a straight-line, pro-rata basis over the one year period ending March 23, 2002.

Under the terms of the Financing Agreement, MFN Funding LLC has purchased an amortizing interest rate cap based on one month LIBOR (London Interbank Offered
Rate) on March 23, 2001. The difference between the carrying amount and the fair value of the interest rate cap is not significant at June 30, 2001. The amortizing cap is set at 6.750% and is effective from March 23, 2001 through January 16, 2003. In the event one month LIBOR would exceed this rate during the terms of the agreement, MFN Funding LLC would receive a payment from a counterparty for the rate in excess of 6.750%. As of June 30, 2001, one month LIBOR was 3.835%.

Note 6 - Notes Payable to Securitization Trust

The Company issued $301 million of notes secured by automobile sales finance receivables (the "Securitized Notes") through MFN Securitization LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Securitization LLC is a special purpose company that holds automobile sales finance receivables of the Company and borrowed funds via a private placement. Mercury Finance Company LLC transfers certain finance receivables to MFN Securitization LLC, which in turn issued the Securitized Notes collateralized by eligible automobile sales finance receivables. The securitized lending parties provide financing under the notes to MFN Securitization LLC pursuant to an advance formula and MFN Securitization LLC remits the funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance receivables. While MFN Securitization LLC is included in the Company's consolidated financial statements, it is a separate legal entity. The finance receivables and other assets held by MFN Securitization LLC are legally owned by MFN Securitization LLC and are not available to creditors of the Company or its subsidiaries.

Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. SFAS No. 140 defines the criteria used to evaluate the securitization structure in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets for purposes of generally accepted accounting principles ("GAAP"). Under the terms of the Securitized Notes, the Company has a one-time right to repurchase at any time 10% of the original pool balance plus a 3% premium. The Company effectively maintains control over these assets for GAAP purposes and therefore the securitization is accounted for as a secured financing rather than as a sale.

Interest payments on the Securitized Notes are payable monthly, in arrears, based on the respective notes' interest rates. There were $301 million of the Securitized Notes outstanding at June 30, 2001 compared with no amount outstanding at any prior period.

The following table presents the Company's Securitized Notes outstanding and their stated interest rates at June 30, 2001 (dollars in thousands):

                                          Outstanding      Stated         Final Scheduled
                                           Principal   Interest Rate   Distribution Date (1)
                                          -----------  --------------  ---------------------
Class A-1 Notes                           $   116,000        4.05125%          July 15, 2002
Class A-2 Notes                           $   185,000        5.07000%          July 15, 2007
                                          -----------
    Total principal outstanding           $   301,000
                                          ===========

(1) Payment in full of the Securitized Notes could occur earlier than the final scheduled distribution date.

Interest expense on the Securitized Notes is composed of the stated rate of interest, servicing and insurance fees and the amortization of other deferred financing costs. Deferred financing costs related to the Securitized Notes are amortized on an effective yield basis.

The Securitized Notes contain various covenants requiring certain minimum financial ratios and results. As of June 30, 2001, the Company was in compliance with these covenants. The Securitized Notes also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the Securitized Notes. As of June 30, 2001, the restricted cash totaled approximately $29.3 million.

Note 7 - Senior Secured Debt and Senior Subordinated Debt

The following table presents the Company's senior secured debt and senior subordinated debt amounts outstanding and their stated interest rates at both June 30, 2001 and December 31, 2000 (dollars in thousands):

                             June 30, 2001   December 31, 2000
                            --------------   -----------------
                            Balance   Rate    Balance     Rate
                            --------  ----   ----------  -----
Senior secured debt         $     --    --%  $  342,908   10.0%
Senior subordinated debt      22,500  11.0%      22,500   11.0%
                            --------  ----   ----------  -----
    Total                   $ 22,500  11.0%  $  365,408   10.0%
                            ========  ====   ==========  =====

The senior secured debt at December 31, 2000 was comprised of (i) Series A Notes Due March 23, 2001, which had a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which had a floating rate of interest based on three month LIBOR, payable quarterly. While the Series B Notes bore a variable rate of interest, the Company had purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which was amortized in determining the spread to three-month LIBOR. All principal obligations under the senior secured debt were retired at maturity on March 23, 2001.

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002. Principal payments on the subordinated debt are not due until maturity.

Note 8 - Derivative Instruments and Hedging Activities

The Company has purchased derivative instruments to hedge certain financial risks. Management documents the Company's risk management objectives, the nature of risk being hedged and how hedge effectiveness will be measured at inception. Management monitors the Company's hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amount being hedged continue to provide effective protection against interest rate risk. All transactions are entered into for purposes other than trading. There can be no assurance that the Company's strategies will be effective in minimizing interest rate risk or that changes in interest rates will not have an adverse effect on the Company's profitability.

Note 9 - Earnings Per Share

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


(Dollars in thousands,                           Three Months Ended         Six Months Ended
         except per share amounts)            ------------------------  ------------------------
                                               June 30,     June 30,     June 30,     June 30,
                                                2001         2000         2001         2000
                                              -----------  -----------  -----------  -----------
BASIC
Net income                                    $     3,687  $     6,495  $     7,580  $    12,759
Average shares of common stock outstanding      9,991,284   10,000,003    9,995,234   10,000,003
Earnings per share of common stock            $      0.37  $      0.65  $      0.76  $      1.28

DILUTED
Net income                                    $     3,687  $     6,495  $     7,580  $    12,759
Average shares of common stock
  outstanding and common stock
  equivalents outstanding                      10,036,715   10,000,003   10,036,621   10,004,296
Earnings per share of common stock            $      0.37  $      0.65  $      0.76  $      1.28

Note 10 - Warrants

The Company has warrants outstanding that entitle the holder to purchase common stock at targeted exercise prices before their expiration date. The following table summarizes the number of warrants outstanding:

                               Exercise
            Expiration Date     Price    June 30, 2001  December 31, 2000
            ---------------     -----    -------------  -----------------
Series A    March 23, 2002      $15.34      569,841          579,999
Series B    March 23, 2003      $21.81      569,841          579,999
Series C    March 23, 2004      $28.27      569,841          579,999

Note 11 - Pension Curtailment Gain

On June 30, 2001 the Company froze future benefits under the Company's noncontributory defined benefit pension plan as a part of redesigning its employee benefit plans. This change resulted in the recognition of a $3.6 million curtailment gain in the second quarter of 2001.

Note 12 - Restructuring Charges

On May 7, 2001 the Company internally announced its plans to consolidate its Mercury Finance Company collection operations into regional centers. In addition, the Company eliminated the Dealer Development Manager ("DDM") position and added additional Regional Business Development Managers ("RBDMs"). The RBDMs have multiple-state responsibility for developing new business relationships with automobile dealers. The employees who make the buy/decline decisions are the underwriters or "Buyers", located at each of the Company's Central Purchasing Offices ("CPOs"). The Buyers are responsible for managing and expanding relationships with existing dealers. During the second quarter of 2001, the Company recorded a provision against earnings in the amount of $3.6 million to cover estimated severance, lease termination, relocation, payroll tax costs, and disposal of furniture, fixtures and equipment.

                                                      Amounts     Amounts     Balance
                                                      Charged     Utilized    June 30,
(in thousands)                                        In 2001     In 2001       2001
                                                      -------     --------    --------
  Lease termination                                   $ 1,648     $     --    $  1,648
  Disposal of furniture, fixtures and equipment           161          161          --
  Employee severance, payroll taxes and relocation      1,756          403       1,353
                                                      -------     --------    --------
     Total                                            $ 3,565     $    564    $  3,001
                                                      =======     ========    ========

The Company records restructuring charges against operations and provides a reserve based on the best information available at the time the commitment is made to undertake the restructuring action. The reserves are considered utilized when specific restructuring criteria are met, indicating the planned restructuring action has occurred. Work-force-related reserves are considered utilized at payment for termination or acceptance of other contractual arrangement.

The reserve for lease buyouts is considered utilized when the remaining lease obligations are settled or the space has been subleased. It is the Company's policy to continue to charge depreciation, rental and other operating costs related to excess space to ongoing operations while they remain in business use. Salaries, benefits and related payroll taxes are charged to operations while the employee is actively employed.

A $158,000 credit was recorded to restructuring expense during the six-month period ended June 30, 2000 to adjust reserves previously recorded in 1999 for a change in estimated reserve requirements.

Note 13 - Contingencies and Legal Matters

The Securities and Exchange Commission staff has notified the Company that, subject to Securities Act Release No. 5310, its investigation of the events giving rise to the accounting irregularities announced in January 1997 has been terminated and it has been recommended to the Commission that no enforcement action be taken against the Company. Those events are still under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation.

In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions (the "Consumer Finance Cases"), including cases which have been brought as putative class actions, are pending in the various states in which the Company's subsidiaries conduct business. It is the policy of MFN and its subsidiaries to vigorously defend litigation; however, MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred, management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position or results of operations of MFN.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the Consumer Finance Cases, no accrual has been made for the majority of these lawsuits.

Note 14 - Income Taxes

The 2001 provision for income taxes was calculated using a 39.5% tax rate on earnings before income taxes adjusted for the amortization of the excess of revalued net assets over liabilities and stockholders' investment.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
PERIODS ENDED JUNE 30
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                               ------------------     ----------------
                                               June 30,   June 30,   June 30,   June 30,
(Dollars in thousands)                           2001       2000       2001       2000
                                                 ----       ----       ----       ----
ASSETS
Cash and cash equivalents                      $ 69,573   $147,706   $ 99,570   $142,379
Finance receivables, net of unearned income     476,574    507,245    478,110    509,500
Less: Allowance for credit losses                38,173     38,083     38,093     38,490
Less: Nonrefundable dealer reserves              26,990     33,005     27,294     33,187
                                               --------   --------   --------   --------
Finance receivables, net                        411,411    436,157    412,723    437,823
Other assets                                     21,815     14,870     19,361     16,164
                                               --------   --------   --------   --------
   TOTAL ASSETS                                $502,799   $598,733   $531,654   $596,366
                                               ========   ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities                   $305,014   $403,742   $333,527   $403,742
Other liabilities                                66,432     80,028     69,098     80,866
                                               --------   --------   --------   --------
TOTAL LIABILITIES                               371,446    483,770    402,625    484,608
STOCKHOLDERS' EQUITY                            131,353    114,963    129,029    111,758
                                               --------   --------   --------   --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $502,799   $598,733   $531,654   $596,366
                                               ========   ========   ========   ========

Ratios:
Net interest margin                               16.00%     13.58%     15.13%     13.51%
Net income to average total assets                 2.93%      4.34%      2.85%      4.28%
Net income to average stockholders' equity        11.23%     22.60%     11.75%     22.83%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, contains certain forward-looking statements pertaining to the success of the Company's: new technology to process sales finance applications, expected operating results, loss provisions, other operating income and expenses, consolidating collection centers, ability to finance its operations, changing business development practices and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize or fail to materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's: ability to purchase finance receivables on terms it deems acceptable, changes in the quality of finance receivables, success of new business methods and systems including centralized lockbox operations, consolidating the Company's collection operations, changing the way the Company's services are marketed, the impact of eliminating collateral protection insurance on certain receivables, trends in the automobile and finance industries, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Background

MFN Financial Corporation, f/k/a Mercury Finance Company ("MFN" or the "Company") is a consumer finance concern engaged, through its operating subsidiaries, in the business of purchasing, securitizing and servicing individual installment sales finance contracts from automobile dealers and retail vendors, extending short-term installment loans directly to consumers and selling credit insurance and other related products. Notwithstanding anything herein to the contrary, all operations of the Company are conducted through its subsidiaries and all references herein to offices (except the Company's home office) or locations, refer to the Company's operating subsidiaries only.

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

The business mix of MFN's net finance receivables portfolio at June 30, 2001 is 94.7% automobile sales finance receivables, 3.5% non-automobile sales finance receivables and 1.8% direct consumer loans. The sales finance receivables are serviced through the Company's collection office network. The nonautomobile sales finance receivables and the consumer loan receivables are primarily serviced through Midland Finance Company, a wholly owned subsidiary of the Company located in the Chicago, Illinois market.

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

MFN purchases its installment retail sales finance contracts from automobile dealers through its Central Purchasing Offices ("CPOs"). The CPOs serve as the centralized underwriter of credit. In 2000, the Company began implementing a new automated application processing and risk control system. This new system was fully implemented in July 2000. The system automatically performs a number of tasks that were performed manually in the past, including pulling a credit report, checking the valuation of the vehicle against published information, computing debt ratios and comparing information to Company policy. The Company believes that applying consistent underwriting standards improves the predictability of the underlying credit performance.

On March 23, 1999, the Company emerged from bankruptcy proceedings in the United States Bankruptcy Court for the Northern District of Illinois pursuant to a Second Amended Plan of Reorganization, a copy of which is filed as Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

The results for the interim periods shown for the Company are not to be considered as being indicative of the results that are expected for the full year.

The following is management's discussion and analysis of the condensed consolidated financial condition of the Company at June 30, 2001 and December 31, 2000. Condensed consolidated results of operations are presented for the three- and six-month periods ended June 30, 2001 and June 30, 2000 for the Company. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

FINANCIAL CONDITION

Assets and Finance Receivables

Total assets of the Company at June 30, 2001 decreased 7.2% on an annualized basis to $520.8 million compared to $561.2 million at December 31, 2000. The decrease was primarily due to a reduction in cash as the Company paid down debt and secured new sources of financing.

As of June 30, 2001, customers whose mailing addresses were in Illinois, Florida and Ohio comprised 9.2%, 8.0% and 7.4% of the finance receivable portfolio, respectively.

The following table summarizes the composition of finance receivables at the dates indicated (in thousands):

                                                              June 30,    December 31,
                                                                2001          2000
                                                              --------    -----------
Sales Finance Receivables
  Automobile
   Simple interest                                            $104,758      $ 63,641
   Precompute, net of unearned income                          346,102       386,287
                                                              --------      --------
      Total automobile, net of unearned income                 450,860       449,928
  Non-automobile, net of unearned income                        16,782        21,845
                                                              --------      --------
  Total sales finance receivables, net of unearned income      467,642       471,773
Direct loans, net of unearned income                             8,322        13,081
                                                              --------      --------
Finance Receivables, net of unearned income                   $475,964      $484,854
                                                              ========      ========


The following sets forth a summary of sales finance receivable purchases and direct loan originations, net of unearned income for the three- and six-months ended June 30, (in thousands):

                                                     Three Months Ended     Six Months Ended
                                                     ------------------    ------------------
                                                     June 30,  June 30,    June 30,   June 30,
                                                       2001      2000        2001       2000
                                                       ----      ----        ----       ----
Automobile sales finance receivable purchases        $ 74,657  $ 82,020   $ 154,313  $ 161,553
Non-automobile sales finance receivable purchases       2,915     5,633       6,064     11,044
Direct loan originations                                1,254     2,444       2,269      5,646
                                                     --------  --------   ---------  ---------
     Total purchases and originations                $ 78,826  $ 90,097   $ 162,646  $ 178,243
                                                     ========  ========   =========  =========

In the three months and six months ended June 30, 2001, the Company experienced a decline in automobile sales finance contract purchases of $7.4 million or 9.0% and $7.2 million or 4.5%, respectively, compared to the same period one year ago. The decline is primarily the result of market conditions early in the second quarter of 2001, changing dealer relationship responsibilities and stricter underwriting criteria compared to the same periods one year ago.

The Company currently purchases non-automobile sales finance receivables and originates direct loans exclusively through Midland Finance Company, a wholly owned subsidiary of the Company located in the Chicago, Illinois market. The decline in the purchases and the originations of these finance receivables from the second quarter and six months of 2000 to the same periods of 2001 are primarily the result of decreased customer demand and the Company's strategic decision to discontinue this line of business at the Company's other locations.

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

Net repossessed assets are carried in other assets and at June 30, 2001 are reserved at 70% of the outstanding balance owed. Prior to September 30, 2000, net repossessed assets were carried net of a 75% reserve. The reduction in reserve from 75% to 70% was due to improved recovery rates. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses.

Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the finance receivable portfolio.

The loss reserves as a percent of finance receivables, net of unearned income at June 30, are as follows:

                                          2001    2000
                                         -----   -----
  Allowance for finance credit losses     8.03%   7.65%
  Nonrefundable dealer reserves           5.66%   6.85%
                                         -----   -----
     Total loss reserves                 13.69%  14.50%
                                         =====   =====

A summary of the activity in the allowance for finance credit losses for the three- and six-month periods ended June 30 was as follows (dollars in thousands):

                                                       Three Months Ended     Six Months Ended
                                                      -------------------   -------------------
                                                      June 30,   June 30,   June 30,   June 30,
                                                        2001       2000       2001       2000
                                                        ----       ----       ----       ----
Balance at beginning of period                        $ 37,974   $ 37,961   $ 39,071   $ 39,543
Reserves recaptured in conjunction
  with sale of finance receivables                          --         --         --        (90)
Provision for finance credit losses                      5,400      5,420      9,597      6,650
Finance receivables charged-off, net of recoveries      (5,711)    (5,447)   (12,525)   (11,530)
Net amount transferred from (to) reserve for
  repossessed assets                                       548       (821)     2,068      2,540
                                                      --------   --------   --------   --------
Balance at end of period                              $ 38,211   $ 37,113   $ 38,211   $ 37,113
                                                      ========   ========   ========   ========

The amount of the provision for finance credit losses in the second quarter of 2001 was essentially flat when compared to one year ago. For the six months ended June 30, 2001, the increase in the provision for finance credit losses was the result of higher net charge-offs absorbed by the allowance for credit losses account and lower transfers of reserves from repossessed assets than experienced in the same period one year ago.

A summary of the activity in nonrefundable dealer reserves for the periods ended June 30, was as follows (dollars in thousands):

                                                        Three Months Ended     Six Months Ended
                                                       -------------------   -------------------
                                                       June 30,   June 30,   June 30,   June 30,
                                                         2001       2000       2001       2000
                                                         ----       ----       ----       ----
Balance at beginning of period                         $ 27,368   $ 33,113   $ 28,014   $ 34,062
Discounts acquired on new volume                          5,626      7,776     11,961     15,223
Net charge-offs absorbed                                 (6,069)    (7,725)   (13,050)   (16,121)
                                                       --------   --------   --------   --------
Balance at end of period                               $ 26,925   $ 33,164   $ 26,925   $ 33,164
                                                       ========   ========   ========   ========

Nonrefundable dealer reserves as a percent of sales
  finance receivables, net of unearned income                                    5.76%      6.85%
                                                                             ========   ========
Discounts acquired as a percent of sales finance
  receivable purchases, net of unearned income             7.25%      8.87%      7.46%      8.82%
                                                        =======    =======   ========   ========

The decrease in the ratio of nonrefundable dealer reserves to sales finance receivables, net of unearned income at June 30, 2001 compared to one year ago is attributable to the amount of amortization of nonrefundable dealer reserves scheduled for pools originated prior to adoption of static pooling which were fully amortized at the end of 2000 and lower discounts acquired on new volume.

The decrease in the level of discounts acquired on new volume is primarily due to improved credit quality of the new volume. As the Company eliminates certain finance receivables that historically carried higher discounts due to their quality, the percentage discount on new volume may continue to decline.

Warehouse Credit Facility

The Company entered into a $300 million Receivable Financing Agreement (the "Financing Agreement") with Deutsche Bank AG, as agent ("Agent Bank") and MFN Funding LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Funding LLC is a special purpose company that holds certain automobile sales finance receivables of the Company and borrows funds under the Financing Agreement. The Financing Agreement contained a provision that reduced the amount that can be borrowed under it from $300 million to $150 million after the first take-out securitization (see Notes Payable to Securitization Trust). Under the Financing Agreement, Mercury Finance Company LLC transfers certain automobile sales finance receivables to MFN Funding LLC, which in turn issues a note to Agent Bank, collateralized by eligible automobile sales finance receivables. Agent Bank provides financing under the note to MFN Funding LLC pursuant to an advance formula and MFN Funding LLC remits the funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance receivables. While MFN Funding LLC is included in the Company's consolidated financial statements, it is a separate legal entity. The automobile sales finance receivables and other assets held by MFN Funding LLC are legally owned by MFN Funding LLC and are not available to creditors of the Company or its subsidiaries. Advances under the Financing Agreement bear interest at a rate tied to the borrowing rate of the commercial paper conduit, or the Eurodollar rate plus specified fees depending upon the source of funds provided by Agent

Bank. The Financing Agreement contains various covenants requiring certain minimum financial ratios and results. As of June 30, 2001, the Company was in compliance with these covenants and had no outstanding balance on the warehouse credit facility. The warehouse facility is accounted for as a secured financing in accordance with the provisions of SFAS 140.

At June 30, 2001, the maximum available credit limit was $150 million and based upon eligible automobile sales finance receivables held by MFN Funding LLC, the maximum amount of advance available to the Company under the Financing Agreement was $22.7 million. The Financing Agreement also requires certain funds be held in restricted cash accounts to provide additional collateral for borrowings under the facility, even if no borrowing is necessary. As of June 30, 2001 the restricted cash totaled approximately $1.5 million.

Interest expense on the warehouse credit facility is composed of the stated rate of interest plus a spread, servicing and fees and the amortization of deferred financing costs. Deferred financing costs related to the warehouse credit facility are amortized on a straight-line, pro-rata basis over the one year period ending March 23, 2002.

Under the terms of the Financing Agreement, MFN Funding LLC has purchased an amortizing interest rate cap based on one month LIBOR (London Interbank Offered
Rate) on March 23, 2001. The fair value of the interest rate cap is not significant at June 30, 2001. The amortizing cap is set at 6.750% and is effective from March 23, 2001 through January 16, 2003. In the event one month LIBOR would exceed this rate during the terms of the agreement, MFN Funding LLC would receive a payment from a counterparty for the rate in excess of 6.750%. As of June 30, 2001, one month LIBOR was 3.835%.

Notes Payable to Securitization Trust

On June 28, 2001, the Company issued $301 million of notes secured by automobile sales finance receivables (the "Securitized Notes") in a private placement (the "Secured Financing Agreement"). The issuance was completed through the MFN Auto Receivables Trust 2001-A of MFN Securitization LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Securitization LLC is a special purpose company that holds certain automobile sales finance receivables of the Company and borrowed funds under the Secured Financing Agreement. MFN Securitization LLC remits the funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance receivables. Both classes of the Securitized Notes issued under the Secured Financing Agreement bear a fixed rate of interest until their final distribution. While MFN Securitization LLC is included in the Company's consolidated financial statements, it is a separate legal entity. The automobile sales finance receivables and other assets held by MFN Securitization LLC are legally owned by MFN Securitization LLC and are not available to creditors of the Company or its subsidiaries.

Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. SFAS No. 140 defines the criteria used to evaluate the securitization structure in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets for purposes of generally accepted accounting principles

 ("GAAP"). Under the terms of the Securitized Notes, the Company has a one-time right to repurchase at any time 10% of the original pool balance plus a 3% premium. The Company effectively maintains control over these assets for GAAP purposes and therefore the securitization is accounted for as a secured financing rather than as a sale.

The Secured Financing Agreement contains various covenants requiring certain minimum financial ratios and results. As of June 30, 2001, the Company was in compliance with these covenants. The Secured Financing Agreement also requires certain funds be held in restricted cash accounts to provide additional collateral for borrowings or to be applied to make payments on the Securitized Notes. As of June 30, 2001, the restricted cash totaled approximately $29.3 million.

The offering was in two classes of Securitized Notes as follows (dollars in thousands):

                                          Outstanding     Stated         Final Scheduled
                                          Principal   Interest Rate   Distribution Date (1)
                                          ---------   -------------   ---------------------
Class A-1 Notes                           $116,000         4.05125%       July 15, 2002
Class A-2 Notes                           $185,000         5.07000%       July 15, 2007
                                          --------
  Total principal outstanding             $301,000
                                          ========

(1) Payment in full of the Securitized Notes could occur earlier than the final scheduled distribution date.

Interest expense on the Securitized Notes is composed of the stated rate of interest plus additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the Securitized Notes are amortized on an effective yield basis. Accordingly, the effective cost of borrowing of the Securitized Notes is greater than the stated rate of interest.

Senior Secured Debt and Senior Subordinated Debt

The following table presents the Company's senior secured debt and senior subordinated debt amounts outstanding and their stated interest rates at both June 30, 2001 and December 31, 2000 (dollars in thousands):

                                         June 30, 2001   December 31, 2000
                                         -------------   -----------------
                                        Balance   Rate    Balance     Rate
                                        -------   ----    -------     ----
Senior secured debt                     $    --     --%   $342,908    10.0%
Senior subordinated debt                 22,500   11.0%     22,500    11.0%
                                        -------   ----    --------    ----
        Total                           $22,500   11.0%   $365,408    10.0%
                                        =======   ====    ========    ====

The senior secured debt at December 31, 2000 was comprised of (i) Series A Notes Due March 23, 2001, which had a 10% annual fixed rate of interest, payable quarterly and (ii) Series B Notes Due March 23, 2001, which had a floating rate of interest based on three month LIBOR, payable quarterly. While the Series B Notes bore a variable rate of interest, the Company had purchased interest rate protection to cap the annual rate of interest at 10.0%, the cost of which was amortized in determining the spread to three month LIBOR. All principal obligations under the senior secured debt were retired at maturity on March 23, 2001.

The senior subordinated debt, with an aggregate principal amount of $22.5 million, has an 11% annual fixed rate of interest, payable quarterly and is due March 23, 2002. Principal payments on the subordinated debt are not due until maturity.

Income Tax Accounts

At June 30, 2001, the Company had recorded net income tax receivables and prepayments of approximately $7.5 million and a $24.2 million tax liability consisting primarily of deferred taxes.

Stockholders' Equity

Total stockholders' equity at June 30, 2001 was $132.2 million or 25.4% of total assets compared with $124.6 million or 22.2% of total assets at December 31, 2000. During the three- and six-month periods ended June 30, 2001 the Company reported net income of $3.7 million and $7.6 million, respectively, and did not declare any dividends or repurchase any shares of common stock.

On March 23, 2001, the Company's exchange agent completed certain agreed-upon services pursuant to the Exchange Agent Agreement dated March 29, 1999 between Norwest Bank Minnesota and the Company, and the Company's Second Amended Plan of Reorganization. These services included the distribution to stockholders of record on March 22, 1999 of new common stock, $0.01 par value per share (the "New Common Stock") of the Company and three series of warrants to purchase New Common Stock. On March 23, 2001, 8,719 shares of New Common Stock and 10,158 warrants from each series of warrants to purchase New Common Stock were forfeited due to the failure of the eligible stockholders to properly tender their exchange requests within the two year time period set forth in the Second Amended Plan of Reorganization ended March 23, 2001.

RESULTS OF OPERATIONS

Net Income

For the three- and six-month periods ended June 30, 2001, the Company reported net income of $3.7 million and $7.6 million, respectively, compared with net income for the same periods of the previous year of $6.5 million and $12.8 million, respectively. Current year results were impacted by the Company's decision to discontinue participation in a collateral protection insurance program. The Company believes that the negative effect of the decision on other operating revenue is short-term in nature and that a long-term positive affect will result from reductions in related administrative, claims and charge-off expenses. Current year results were also impacted by a pension curtailment gain of $3.6 million offset by restructuring charges of $3.6 million. Income tax expense in the current year results increased when compared to the prior periods due to the recognition of $2.2 million in state tax refunds received in the second quarter of 2000.

Interest Income and Interest Expense

The largest single component of net income is net interest income, which is the difference between interest income and interest expense before provision for finance credit losses. For the three-month periods ended June 30, 2001 and June 30, 2000, net interest income was $21.8 million and $22.2 million, respectively. The net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 16.00% for the three month period ended June 30, 2001 compared to 13.58% one year ago. For the six-month periods ended June 30, 2001 and June 30, 2000, net interest income was $43.7 million and $44.0 million, respectively. The net interest margin was 15.13% for the six month period ended June 30, 2001 compared to 13.51% one year ago. The improvement in the interest margin for both reporting periods was due to the utilization of cash to reduce the level of debt outstanding and a lower cost of funds. The debt outstanding dropped during the third and fourth quarters of 2000 when MFN retired senior secured debt with a face value of $38.4 million prior to scheduled maturity and during the first quarter of 2001 when the Company retired at maturity the remaining senior secured debt and began operating under the Receivable Financing Agreement (see Notes Payable to Securitization Trust and Warehouse Credit Facility).

The yield on finance receivables in the three- and six-month periods ended June 30, 2001 declined 11 basis points and increased 33 basis points, respectively, compared to the same periods one year ago primarily as a result of a change in the Company's business mix. The decrease in yield on cash and cash equivalents is the result of a declining rate environment.

The following table summarizes net interest income and the net interest margin for the three- and six-month periods ended June 30 (dollars in thousands):

                                                 Three Months Ended   Six Months Ended
                                                 ------------------  ------------------
                                                 June 30,  June 30,  June 30,  June 30,
                                                   2001      2000      2001      2000
                                                   ----      ----      ----      ----
Average interest earning assets:
  Cash and cash equivalents                      $ 69,573  $147,706  $ 99,570  $142,379
  Finance receivables, net of unearned income     476,574   507,245   478,110   509,500
                                                 --------  --------  --------  --------
     Total average earning assets                 546,147   654,951   577,680   651,879
Average interest bearing liabilities              305,014   403,742   333,527   403,742
                                                 --------  --------  --------  --------
Net                                              $241,133  $251,209  $244,153  $248,137
                                                 ========  ========  ========  ========

Interest income:
  Cash and cash equivalents                      $    737  $  2,373  $  2,544  $  4,464
  Finance receivables, net of unearned income      28,000    29,942    56,850    59,740
                                                 --------  --------  --------  --------
     Total interest income                         28,737    32,315    59,394    64,204
Interest expense                                    6,890    10,079    15,697    20,164
                                                 --------  --------  --------  --------
Net interest income before provision
  for finance credit losses                      $ 21,847  $ 22,236  $ 43,697  $ 44,040
                                                 ========  ========  ========  ========

                                                    Three Months Ended        Six Months Ended
                                                    ------------------        ----------------
                                                    June 30,   June 30,      June 30,   June 30,
                                                      2001       2000          2001       2000
                                                      ----       ----          ----       ----
Yield:
  Cash and cash equivalents                          4.25%      6.46%          5.15%      6.31%
  Finance receivables, net of unearned income       23.50%     23.61%         23.78%     23.45%
                                                    -----      -----          -----      -----
     Earning assets                                 21.05%     19.74%         20.56%     19.70%
Cost of funds                                        9.04%      9.99%          9.41%      9.99%
                                                    -----      -----          -----      -----
Net interest spread                                 12.01%      9.75%         11.15%      9.71%
                                                    =====      =====          =====      =====

Net interest margin                                 16.00%     13.58%         15.13%     13.51%
                                                    =====      =====          =====      =====

Other Operating Income

In addition to finance charges and interest, the Company receives other income from the sale of credit-related products. These products include insurance for credit life, accident and health and other credit insurance policies marketed to borrowers of the Company.

The following table summarizes the components of other operating income for the three- and six-month periods ended June 30 (dollars in thousands):

                                               Three Months Ended     Six Months Ended
                                               ------------------     ----------------
                                               June 30,  June 30,     June 30,  June 30,
                                                 2001      2000         2001      2000
                                                 ----      ----         ----      ----
Insurance premiums                             $1,460    $2,739       $3,688     $5,888
Other income                                      156       910          369      1,831
                                               ------    ------       ------     ------
 Total                                         $1,616    $3,649       $4,057     $7,719
                                               ======    ======       ======     ======
Other operating income as a percent of
   average interest earning assets               1.18%     2.23%        1.40%      2.37%
                                               ======    ======       ======     ======

Other operating income in the second quarter of 2001 decreased $2.0 million or 55.7% from the second quarter of 2000, and for the six months ended June 30, 2001 it decreased $3.7 million or 47.4% from the same period a year ago. Insurance premiums generated by a revenue sharing program on collateral protection insurance declined $1.3 million and $2.2 million for these same periods, respectively, as the result of the Company's decision to exit this business. The Company completely discontinued underwriting this coverage effective April 2001. This will have a negative impact on future other operating income; however, the Company believes this decision will have an overall positive impact on earnings by reducing insurance administration expense, claims expense and charge-offs.

Other income in both reporting periods decreased compared to the same periods one year ago as insurance commissions have declined as a result of a shift away from the direct lending business.

Other Operating Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other operating expenses for the three- and six-month periods ended June 30 (dollars in thousands):

                                                    Three Months Ended     Six Months Ended
                                                   --------------------  --------------------
                                                   June 30,   June 30,   June 30,   June 30,
                                                     2001       2000       2001       2000
                                                    -------    -------    -------    -------
Salaries and employee benefits                      $ 9,593    $10,450    $19,726    $21,649
Occupancy expense                                       810        799      1,654      1,583
Equipment expense                                       743        498      1,415        941
Telecommunications                                      560        631      1,181      1,301
Credit information                                      423        280        835        518
Postage                                                 423        339        893        664
Insurance claims and other underwriting expense         935      1,651      2,609      3,687
Amortization of excess of revalued net assets
  over liabilities and stockholders' equity          (2,471)    (2,469)    (4,941)    (4,938)
Pension curtailment gain                             (3,595)        --     (3,595)        --
Restructuring expenses                                3,565         --      3,565       (158)
Other expenses                                        2,596      2,924      5,513      5,758
                                                    -------    -------    -------    -------
 Total                                              $13,582    $15,103    $28,855    $31,005
                                                    =======    =======    =======    =======

Other operating expense as a percent of
   average interest bearing assets                     9.95%      9.22%      9.99%      9.51%
                                                    =======    =======    =======    =======

Other operating expenses in the second quarter of 2001 decreased $1.5 million or 10.0% from the second quarter of 2000. Other operating expenses for the first six months of 2001 decreased $2.2 million or 6.9% compared to the same period one year ago.

The following explanations are applicable to both reporting periods. The reduction in salaries and employees benefits is attributable to staff reductions. The increase in equipment expense is due to higher depreciation on new technology deployed. The credit information increases are due to costs associated with the implementation of the Company's credit underwriting system and the postage expense increases are due to implementation of the Company's statement billing mailing program. Insurance claims and underwriting expenses associated with the collateral protection insurance program decreased due to improved claims experience and the discontinuation of the program, resulting in fewer policies written.

The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to operating expense.

On June 30, 2001 the Company froze future benefits under the Company's non-contributory defined benefit pension plan as part of redesigning its employee benefit plans. This change resulted in the recognition of a $3.6 million curtailment gain in the second quarter of 2001.

On May 7, 2001, the Company internally announced its plans to consolidate its Mercury Finance Company collection operations into regional centers. The Company expects this consolidation effort to be fully implemented by the first quarter of 2002. During the transition period, the Company may experience an increase in delinquencies and charge-offs as the responsibility for servicing the accounts is shifted to the new collection centers. While no assurances can be given, the Company anticipates this condition to be temporary and believes this reorganization will result in better account coverage and improved efficiencies when fully implemented. In addition, the Company eliminated the Dealer Development Manager ("DDM") position and added additional Regional Business Development Managers ("RBDMs"). The RBDMs have multiple-state responsibilities for developing new business relationships with automobile dealers. The employees who make the buy/decline decisions are the underwriters or "Buyers", located at each of the Company's CPOs, are responsible for managing and expanding relationships with existing dealers. This change has allowed the Buyers to focus on improving the efficiency and effectiveness of the Company's dealer relationships and improving the level of service provided to the dealers. While the Company does not believe this shift of responsibility will have a negative impact on purchases of installment sales contracts and should result in improved efficiencies, there can be no assurances that this new approach will be successful. The Company recorded a provision against earnings in the amount of $3.6 million to cover estimated severance, lease termination, relocation, payroll tax costs, and disposal of furniture, fixtures and equipment.

The Company believes that estimated savings from this reorganization combined with freezing the Company's defined benefit pension plan will be approximately $5.0 million on an annualized basis; however, there can be no assurances that these estimates will be met.

                                                    Amounts  Amounts   Balance
                                                    Charged  Utilized  June 30,
(in thousands)                                      In 2001  In 2001     2001
                                                    -------  --------  --------

  Lease termination                                  $1,648      $ --    $1,648
  Disposal of furniture, fixtures and equipment         161       161        --
  Employee severance, payroll taxes and relocation    1,756       403     1,353
                                                     ------      ----    ------
     Total                                           $3,565      $564    $3,001
                                                     ======      ====    ======

CREDIT LOSSES, NONACCRUAL ACCOUNTS AND REPOSSESSIONS

Credit Losses

Finance receivable accounts are charged-off when they become 120 days contractually delinquent. Accounts that are deemed uncollectible prior to the maximum charge-off period are charged-off immediately. Management may authorize an extension of the charge-off period if collection appears imminent during the next calendar month. The following table sets forth information relating to charge-offs, the allowance for finance credit losses and dealer reserves (dollars in thousands):

                                                         Three Months Ended     Six Months Ended
                                                         ------------------     ----------------
                                                        June 30,   June 30,   June 30,   June 30,
                                                          2001       2000       2001       2000
                                                         -------    -------    -------    -------
Provision for finance credit losses                      $ 5,400    $ 5,420    $ 9,597    $ 6,650
Net charge-offs:
  Absorbed by allowance for credit losses                  5,711      5,447     12,525     11,530
  Absorbed by nonrefundable dealer reserves                6,069      7,725     13,050     16,121
                                                         -------    -------    -------    -------
   Total net charge-offs                                 $11,780    $13,172    $25,575    $27,651
                                                         =======    =======    =======    =======

Allowance for finance credit losses at end of period                $38,211    $37,113
Nonrefundable dealer reserves at end of period                       26,925     33,164

Ratios
------

Net charge-offs as a percent of average total
  finance receivables, net of unearned income
     Absorbed by allowance for credit losses                4.79%      4.30%      5.24%      4.53%
     Absorbed by nonrefundable dealer reserves              5.10%      6.09%      5.46%      6.33%
                                                         -------    -------    -------    -------
        Total                                               9.89%     10.39%     10.70%     10.86%
Reserves as a percent of finance receivables,
  net of unearned income
     Allowance for finance credit losses                                          8.03%      7.65%
     Nonrefundable dealer reserves                                                5.66%      6.85%
                                                                               -------    -------
        Total                                                                    13.69%     14.50%
                                                                               =======    =======
Nonrefundable dealer reserves as a percent of sales
  finance receivables, net of unearned income                                     5.76%      7.03%
                                                                               =======    =======

Nonaccrual Accounts and Repossessions

If an account is 60 or more days contractually delinquent at the end of any month, it is placed on nonaccrual status. The following table sets forth certain information regarding nonaccrual accounts and repossessed assets at June 30 (dollars in thousands):

                                                                        2001      2000
                                                                        ----      ----
Nonaccruals, net of unearned income
     Non-bankrupt receivables                                          $4,359    $4,192
     Bankrupt accounts                                                  2,204     2,068
                                                                       ------    ------
          Total nonaccruals, net of unearned income                     6,563     6,260
Repossessed assets, net of reserves                                     1,772     1,696
                                                                       ------    ------
   Total nonaccrual accounts, net of unearned income
       and repossessed assets, net of reserves                         $8,335    $7,956
                                                                       ======    ======

Bankrupt accounts, net of unearned income not in nonaccrual status     $4,732    $6,534
                                                                       ======    ======

Nonaccrual accounts and repossessed assets as a percent
   of total finance receivables, net of unearned income                  1.75%     1.58%
                                                                       ======    ======

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

Net repossessed assets are reserved at 70% of the outstanding balance owed at June 30, 2001 and are carried in other assets. Prior to September 30, 2000 net repossessed assets were carried net of a 75% reserve. The reduction in reserve from 75% to 70% was due to improved recovery rates. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses.

Nonaccrual accounts and repossessed assets as a percent of total finance receivables, net of unearned income, increased at June 30, 2001 compared to one year ago as the impact of the Company's May 7, 2001 announcement that it planned to consolidate its Mercury Finance Company collection operations into regional centers took effect. The Company expects this consolidation effort to be fully implemented by the first quarter of 2002. During the transition period, the Company may experience an increase in delinquencies and charge-offs as the responsibility for servicing the accounts is shifted to the new collection centers. While no assurances can be given, the Company anticipates this condition to be temporary and believes this reorganization will result in better account coverage and improved efficiencies when fully implemented. However other external factors, such as increased unemployment rates among consumers in general may have a negative impact on delinquency and charge-off rates in future periods.

LIQUIDITY AND FINANCIAL RESOURCES

In the past, the Company has used cash flow from cash collections on finance receivables to meet the current funding requirements of new originations and purchases of finance receivables.

On March 22, 2001, the Company announced it had signed a $300 million receivable financing agreement with Deutsche Bank AG. Proceeds from the Financing Agreement were used, together with available cash, to retire the Company's senior secured debt at maturity on March 23, 2001 and funded the purchase of automobile sales finance receivables through June 28, 2001. The facility limit under the Financing Agreement was reduced to $150 million on June 28, 2001 and is available to fund future purchases of automobile finance receivable contracts on a revolving basis, through the initial term expiring March 19, 2002.

An additional $22.5 million of funding exists through March 23, 2002 in the form of senior subordinated debt. See Notes 5 and 6 to the Condensed Consolidated Financial Statements.

The Company completed a term securitization on June 28, 2001 and is required to complete subsequent term securitizations every six months thereafter in accordance with the receivable financing agreement with Deutsche Bank AG. The Company's credit facility must be renewed on an annual basis. If the Company is unable to complete the scheduled securitizations or renew the credit facility on acceptable terms, there could be material adverse effects on the Company's financial position, results of operations and liquidity.

In addition, at June 30, 2001 the Company had $55.9 million of unrestricted cash and cash equivalents, which can be used to fund future purchases of finance receivables and other corporate activities.

Dividends may be paid on the Company's Common Stock subject to certain financial conditions contained in the Company's indentures governing its Warehouse Credit Facility and Senior Subordinated Debt. At June 30, 2001, under the most restrictive provision of these funding arrangements, $13.1 million was available for payment. However, the Company does not anticipate payment of any dividends for the foreseeable future.

CONTINGENCIES AND LEGAL MATTERS

The Securities and Exchange Commission staff has notified the Company that, subject to Securities Act Release No. 5310, its investigation of the events giving rise to the accounting irregularities announced in January 1997 has been terminated and it has been recommended to the Commission that no enforcement action be taken against the Company. Those events are still under investigation by the United States Attorney for the Northern District of Illinois and the Federal Bureau of Investigation.

In the normal course of its business, MFN and its subsidiaries are named as defendants in legal proceedings. A number of such actions (the "Consumer Finance Cases"), including cases which have been brought as putative class actions, are pending in the various states in which the Company's subsidiaries conduct business. It is the policy of MFN and its subsidiaries to vigorously defend litigation, however MFN and (or) its subsidiaries have and may in the future enter into settlements of claims where management deems appropriate. Although it is not possible at this time to estimate the amount of damages or settlement expenses that may be incurred, management is of the opinion that the resolution of these proceedings will not have a material effect on the financial position or results of operations of MFN.

The Company recognizes the expense for litigation when the incurrence of loss is probable and the amount of such loss is estimable. Because of the uncertainty that surrounds the Consumer Finance Cases, no accrual has been made for the majority of these lawsuits.

INTEREST RATE RISK

The Company's earnings are affected by changes in interest rates as a result of the incurrence of debt to fund its operating activities. Finance receivable contracts are acquired at fixed interest rates and the Company's securitized notes payable are payable according to fixed interest rates while amounts borrowed under the warehouse credit facility bear interest at a variable rate that is subject to frequent adjustment to reflect prevailing market interest rates. Because the finance receivable contracts acquired by the Company have fixed interest rates, the Company bears the risk of smaller interest rate spreads in the event interest rates increase. The Company utilizes interest rate caps as part of its interest-rate risk-management strategy for its warehouse credit facility. Interest caps are contracts with notional principal amounts that entitle the purchaser, in exchange for a fee, to receive payments from the seller if a specified market rate rises above a fixed ceiling or index rate on specified future dates. The interest rate cap purchaser bears no obligation or liability if interest rates fall or remain below the fixed ceiling or index rate. The Company's special purpose finance subsidiary is contractually required to purchase interest rate cap agreements as a credit enhancement in connection with the warehouse credit facility. Management monitors the Company's hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amount being hedged continue to provide effective protection against interest rate risk. All transactions are entered into for purposes other than trading. There can be no assurance that the Company's strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on the Company's profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" and is effective for fiscal years beginning after June 15, 2000. At June 30, 2001, the Company held an interest rate cap that is subject to the provisions of SFAS 133 and is accounted for as a hedge under SFAS 138. This derivative instrument will expire in January 2003. The difference between the carrying amount and the fair value of the interest rate cap is not significant at June 30, 2001. The Company may, from time to time, purchase derivative instruments to hedge certain financial risks. Any such instruments will be accounted for and disclosed in accordance with SFAS 133 and SFAS 138. Management does not expect this statement to have a material impact on the financial position or results of operations.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires accounting for business combinations under the purchase method. SFAS 141 is effective for all business combinations initiated after June 30, 2001. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. The adoption of SFAS 142 will result in the remaining unamortized balance of the excess of revalued net assets over liabilities and stockholders' investment on January 1, 2002 of approximately $22.2 million being recognized as a gain from a change in accounting principle in the first quarter of 2002. The Company will continue to amortize the balance of the excess of revalued net assets over liabilities and stockholders' investment through December 31, 2001 in accordance with its existing amortization policy.

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

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of stockholders of MFN Financial Corporation was held on April 24, 2001.

          (b) Set forth below is the tabulation of the votes for each nominee for election as director:

                                          For     Withheld Authority
                                          ---     ------------------
               Thomas L. Gooding       8,902,178          8,980
               Andrew C. Halvorsen     8,902,284          8,874
               Edward G. Harshfield    7,812,097      1,099,061
               Martin L. Solomon       8,902,212          8,946
               Robert J. Stucker       8,902,242          8,916
               Jeffrey B. Weeden       7,960,774        950,384
               George R. Zoffinger     8,902,227          8,931

          (c) Set forth below is the tabulation of the votes for approval of an amendment to the MFN Financial Corporation Amended and Restated 1989 Stock Option and Incentive Compensation Plan to increase the number of shares authorized for issuance thereunder by 500,000.

                            For        Against      Abstain
                            ---        -------      -------
                        7,944,333      188,116      778,709

          (d)  Not Applicable.

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Exhibit Index following the signature page

          (b)  Reports on Form 8-K

               (i) Item 5 and Item 7 Current Report on Form 8-K filed April 3, 2001.

               The Company filed a report on Form 8-K dated April 3, 2001 with the Securities Exchange Commission to announce that it had entered into (1) a Receivable Financing Agreement dated as of March 1, 2001, among MFN Funding LLC, Mercury Finance Company LLC, MFN Financial Corporation, the Lenders Parties thereto, Deutsche Bank AG, New York Branch, Wells Fargo Bank Minnesota, National Association and Systems & Services Technologies, Inc.,
               (2) a Contribution Agreement dated as of March 1, 2001, among Mercury Finance Company LLC and Certain Subsidiaries of MFN Financial Corporation, (3) a Seller Guaranty dated as of March 1, 2001, made by Mercury Finance Company LLC in favor of the Wells Fargo Bank Minnesota, National Association, (4) an MFN Guaranty dated as of March 1, 2001, made by MFN Financial Corporation in favor of the Wells Fargo Bank Minnesota, National Association and
               (5) a Sale and Contribution Agreement dated as of March 1, 2001, executed among MFN Funding LLC, as purchaser, Wells Fargo Bank Minnesota, National Association, as collateral agent and Mercury Finance Company LLC, as seller.

               (ii)   Item 5 Current Report on Form 8-K filed May 31, 2001.

               The Company filed a report on Form 8-K dated May 31, 2001 with the Securities Exchange Commission to announce that MFN had received proposed adjustments from the Internal Revenue Service related to an ongoing examination of the Company's 1993 through 1997 fiscal years.

               (iii) Item 5 and Item 7 Current Report on Form 8-K filed June 8, 2001.

               The Company filed a report on Form 8-K dated June 8, 2001 with the Securities Exchange Commission announcing that it was offering $296.3 million of automobile receivables backed notes.

               (iv)   Item 5 Current Report on Form 8-K filed July 6, 2001.

               Press release: MFN Financial Corporation today announced it has completed a $301 million private placement of Automobile Receivable Backed Notes to certain qualified institutional buyers.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MFN FINANCIAL CORPORATION
                                 (Registrant)



Date:  August 7, 2001    /s/ Edward G. Harshfield
                         ------------------------
                         Edward G. Harshfield
                         Executive Chairman


Date:  August 7, 2001    /s/ Jeffrey B. Weeden
                         ---------------------
                         Jeffrey B. Weeden
                         President and Chief Executive Officer


Date:  August 7, 2001    /s/ Mark D. Whitham
                         -------------------
                         Mark D. Whitham
                         Chief Financial Officer (Chief Accounting Officer)

                               INDEX OF EXHIBITS

Exhibit No.                             Description
-----------                             -----------

10.1 Sale and Servicing Agreement dated as of June 1, 2001 by and among MFN Auto Receivables Trust 2001-A, MFN Securitization LLC, Mercury Finance Company LLC, MFN Financial Corporation, Wells Fargo Bank Minnesota, N.A., and Systems and Services Technologies, Inc.

10.2 Amended and Restated Trust Agreement dated as of June 1, 2001 by and between MFN Securitization LLC and First Union Trust Company, N.A., as trustee.

11                             Computation of Earnings Per Share.