Form 10-Q/A
period 2001-06-30
MFN FINANCIAL CORP
filed 2001-08-09
CIK 846378

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

                              PURPOSE OF AMENDMENT

This amendment is being filed to show Exhibit 11, Computation of Earnings Per Share, which was inadvertently omitted from MFN Financial Corporation's
(the "Company's") Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

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

      11               Computation of Earnings Per Share