Form 10-Q
period 2001-09-30
MFN FINANCIAL CORP
filed 2001-11-09
CIK 846378

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended September 30, 2001             Commission File No. 1-10176


                            MFN Financial Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     36-3627010
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification no.)
 incorporation or organization)

100 Field Drive, Suite 340, Lake Forest, Illinois          60045
-------------------------------------------------        ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (847) 295-8600

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

Common Stock - $.01 par value, 9,991,284 shares as of October 31, 2001.

                            MFN FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I     FINANCIAL INFORMATION
------     ---------------------
Item 1. FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets .......................................    3
        Condensed Consolidated Statements of Income .................................    4
        Condensed Consolidated Statements of Changes in Stockholders' Equity ........    5
        Condensed Consolidated Statements of Cash Flows .............................    6
        Notes to Condensed Consolidated Financial Statements ........................    7
        Condensed Consolidated Average Balance Sheets ...............................   17
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............................   18
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ................................................................   37

PART II    OTHER INFORMATION
-------    -----------------

Item 1. Legal Proceedings ...........................................................   38
Item 2. Changes in Securities .......................................................   38
Item 3. Defaults Upon Senior Securities .............................................   38
Item 4. Submission of Matters to a Vote of Security Holders .........................   38
Item 5. Other Information ...........................................................   38
Item 6. Exhibits and Reports on Form 8-K ............................................   38

SIGNATURES ..........................................................................   39

INDEX OF EXHIBITS ...................................................................   40

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,
(Dollars in thousands)                                           2001       December 31,
                                                              (Unaudited)       2000
                                                             ------------   ------------
ASSETS
Unrestricted cash and cash equivalents                       $   48,103     $  127,093
Restricted cash                                                  26,379             --

Finance receivables, net of unearned income                     468,321        484,854
Less:  Allowance for finance credit losses                       40,470         39,071
Less:  Nonrefundable dealer reserves                             25,871         28,014
                                                             ----------     ----------
Finance receivables, net                                        401,980        417,769

Income taxes receivable                                           1,284          7,878
Furniture, fixtures and equipment, net                            4,608          2,650
Other assets (including repossessions)                           11,271          5,787
                                                             ----------     ----------
TOTAL ASSETS                                                 $  493,625     $  561,177
                                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable to securitization trust                        $  232,833     $       --
Warehouse credit facility                                        50,000             --
Senior secured debt                                                  --        342,908
Senior subordinated debt                                         22,500         22,500
Deferred income taxes                                            10,461         24,445
Other liabilities                                                13,966         14,569
Excess of revalued net assets over liabilities
     and stockholders' investment                                24,699         32,110
                                                             ----------     ----------
TOTAL LIABILITIES                                               354,459        436,532
                                                             ----------     ----------

CONTINGENCIES                                                        --             --

STOCKHOLDERS' EQUITY
Common stock - $.01 par value; 50,000,000 shares authorized;
9,991,284 shares outstanding September 30, 2001; 10,000,003
shares outstanding December 31, 2000                                100            100
Paid in capital                                                  84,900         84,900
Retained earnings                                                54,166         39,645
                                                             ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                      139,166        124,645
                                                             ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  493,625     $  561,177
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

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                         Three Months Ended      Nine Months Ended
                                                                        --------------------    -------------------
                                                                        Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
(In thousands, except per share data)                                     2001        2000        2001        2000
                                                                        --------    --------    --------    --------
INTEREST INCOME
Finance charges and loan fees                                           $ 27,907    $ 29,519    $ 84,757    $ 89,259
Investment income                                                            691       2,448       3,235       6,912
                                                                        --------    --------    --------    --------
Total interest income                                                     28,598      31,967      87,992      96,171
INTEREST EXPENSE                                                           6,882       9,758      22,579      29,922
                                                                        --------    --------    --------    --------
Net interest income before provision for finance credit losses            21,716      22,209      65,413      66,249
PROVISION FOR FINANCE CREDIT LOSSES                                       11,500       5,900      21,097      12,550
                                                                        --------    --------    --------    --------
Net interest income after provision for finance credit losses             10,216      16,309      44,316      53,699

OTHER OPERATING INCOME
Insurance premiums                                                         1,333       2,918       5,021       8,805
Other revenue                                                                126         498         495       2,330
                                                                        --------    --------    --------    --------
Total other operating income                                               1,459       3,416       5,516      11,135

OTHER OPERATING EXPENSES
Salaries and employee benefits                                             8,811       9,920      28,537      31,569
Occupancy expense                                                            860         787       2,514       2,370
Equipment expense                                                            675         484       2,090       1,425
Telecommunications                                                           526         574       1,707       1,875
Credit information                                                           416         455       1,251         973
Postage                                                                      376         366       1,269       1,030
Insurance claims and other underwriting expense                              460       1,774       3,069       5,461
Amortization                                                              (2,470)     (2,471)     (7,411)     (7,409)
Pension curtailment gain                                                      --          --      (3,595)         --
Restructuring charges                                                         --         (12)      3,565        (170)
Other expenses                                                             2,791       2,666       8,304       8,424
                                                                        --------    --------    --------    --------
Total other operating expenses                                            12,445      14,543      41,300      45,548
                                                                        --------    --------    --------    --------
OPERATING INCOME (LOSS)                                                     (770)      5,182       8,532      19,286
Income tax provision (benefit)                                            (7,711)      1,351      (5,989)      2,696
                                                                        --------    --------    --------    --------

Net income before extraordinary credits                                    6,941       3,831      14,521      16,590
Extraordinary credit:
Gain on early retirement of debt, net of taxes                                --         487          --         487
                                                                        --------    --------    --------    --------

NET INCOME                                                              $  6,941    $  4,318    $ 14,521    $ 17,077
                                                                        ========    ========    ========    ========

Weighted average common shares outstanding
  Basic                                                                    9,991      10,000       9,994      10,000
  Diluted                                                                 10,035      10,003      10,036      10,003
Earnings per common share
  Basic                                                                 $   0.69    $   0.43    $   1.45    $   1.71
  Diluted                                                               $   0.69    $   0.43    $   1.45    $   1.71
Dividends per share declared                                                  --          --          --          --

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                    Total
                                  Common    Paid In   Retained  Stockholders'
(In thousands)                     Stock    Capital   Earnings     Equity
                                 --------  ---------  --------  ------------

Balance at January 1, 2000      $     100  $  84,900  $  20,529  $ 105,529

Net income for period
January 1, 2000 through
March 31, 2000                         --         --      6,264      6,264
                                ---------  ---------  ---------  ---------
Balance at March 31, 2000             100     84,900     26,793    111,793

Net income for period
April 1, 2000 through
June 30, 2000                          --         --      6,495      6,495
                                ---------  ---------  ---------  ---------
Balance at June 30, 2000              100     84,900     33,288    118,288

Net income for period
July 1, 2000 through
September 30, 2000                     --         --      4,318      4,318
                                ---------  ---------  ---------  ---------
Balance at September 30, 2000   $     100  $  84,900  $  37,606  $ 122,606
                                =========  =========  =========  =========




Balance at January 1, 2001      $     100  $ 84,900   $  39,645  $ 124,645

Net income for period
   January 1, 2001 through
March 31, 2001                         --         --      3,893      3,893
                                ---------  ---------  ---------  ---------
Balance at March 31, 2001             100     84,900     43,538    128,538

Net income for period
April 1, 2001 through
June 30, 2001                          --         --      3,687      3,687
                                ---------  ---------  ---------  ---------
Balance at June 30, 2001              100     84,900     47,225    132,225

Net income for period
July 1, 2001 through
September 30, 2001                     --         --      6,941      6,941
                                ---------  ---------  ---------  ---------
Balance at September 30, 2001   $     100  $  84,900  $  54,166  $ 139,166
                                =========  =========  =========  =========


    The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Three Months Ended     Nine Months Ended
                                                         --------------------   -------------------
                                                          Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
(In thousands)                                              2001       2000       2001       2000
                                                          --------   --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $   6,941  $   4,318  $  14,521  $  17,077
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for finance credit losses                       11,500      5,900     21,097     12,550
  Gain on early retirement of debt                              --       (804)        --       (804)
  Provision for restructuring charge                            --         --      3,162         --
  Pension curtailment gain                                      --         --     (3,595)        --
  Gain on sale of finance receivables                           --         --         --        (77)
  Amortization of deferred financing costs                   2,239         --      3,841         --
  Net decrease in income tax receivable                      6,248        339      6,594      1,912
  Net increase (decrease) in taxes payable                 (13,775)     1,377    (13,984)     4,343
  Depreciation and amortization                             (2,172)    (2,278)    (6,608)    (6,908)
  Net (increase) decrease in other assets                   (3,132)      (965)        89      4,712
  Net increase (decrease) in other liabilities               1,213      1,439       (117)       274
                                                         ---------  ---------  ---------  ---------
    Net cash provided by operating activities                9,062      9,326     25,000     33,079

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on finance receivables and
    recoveries of charged-off finance receivables           70,532     77,646    216,492    240,981
  Finance receivables purchased or originated              (71,253)   (76,657)  (221,937)  (239,677)
  Proceeds from sale of finance receivables and assets          --         --         --      2,075
  Purchases of furniture, fixtures and equipment            (1,489)      (230)    (2,922)    (1,181)
                                                         ---------  ---------  ---------  ---------
    Net cash provided by (used in) investing activities     (2,210)       759     (8,367)     2,198

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of senior secured debt                              --    (20,909)  (342,908)   (20,909)
  Proceeds from warehouse credit facility                   50,000         --    335,000         --
  Repayment of warehouse credit facility                        --         --   (285,000)        --
  Proceeds from notes payable to securitization trust           --         --    301,000         --
  Repayment of notes payable to securitization trust       (68,167)        --    (68,167)        --
  (Increase) decrease in restricted cash                     4,402         --    (26,379)        --
  Payment of deferred financing costs                         (918)        --     (9,169)        --
                                                         ---------  ---------  ---------  ---------
    Net cash used in financing activities                  (14,683)   (20,909)   (95,623)   (20,909)
                                                         ---------  ---------  ---------  ---------

Net increase (decrease) in cash and cash equivalents        (7,831)   (10,824)   (78,990)    14,368

Unrestricted cash and cash equivalents
  Beginning of period                                       55,934    148,827    127,093    123,635
                                                         ---------  ---------  ---------  ---------
  End of period                                          $  48,103  $ 138,003  $  48,103  $ 138,003
                                                         =========  =========  =========  =========

SUPPLEMENTAL CASH DISCLOSURES
Income taxes paid to federal and state governments       $      34  $     825  $   1,965  $   1,427
Net interest paid                                            4,218      9,353     19,776     29,184

    The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                            MFN FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of MFN Financial Corporation and its wholly owned subsidiaries ("the Company"). All significant inter-company transactions and accounts have been eliminated in consolidation.

The condensed consolidated financial statements as of September 30, 2001 and December 31, 2000, and for the periods ended September 30, 2001 and 2000, are unaudited, but in management's opinion include all necessary adjustments (consisting solely of normal recurring matters) for a fair presentation of the results for such interim periods. Certain prior year amounts have been reclassified to conform to the current period presentation. The results for interim periods are not necessarily indicative of results for a full year.

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

Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" and is effective for fiscal years beginning after June 15, 2000. At September 30, 2001, the Company held an interest rate cap that is subject to the provisions of SFAS 133. This derivative instrument will expire in January 2003. The fair value of the interest rate cap is not significant at September 30, 2001. The Company may, from time to time, purchase derivative instruments to hedge certain financial risks. Any such instruments will be accounted for and disclosed in accordance with SFAS 133 and SFAS 138. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: a replacement of Financial Accounting Standards Board Statement No. 125" ("SFAS 140"), which revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures; however, SFAS 140 carries over most of Statement No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

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


Note 2 - Unrestricted Cash and Cash Equivalents

Unrestricted cash and cash equivalents include marketable securities with purchased maturities of three months or less. At September 30, 2001, unrestricted cash and cash equivalents had an amortized cost and market value of $48.1 million. At December 31, 2000, unrestricted cash and cash equivalents had an amortized cost basis of $128.7 million and a market value of $127.1 million. The difference between the amortized cost basis and the market value represented a $1.6 million write-down related to investments in commercial paper in a California utility company.


Note 3 - Restricted Cash

In connection with its warehouse credit facility (see Note 5) and in connection with the notes payable to securitization trust (see Note 6), the Company is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facility. In addition, cash balances equal to certain insurance claim reserves must be held in custodial trust accounts under arrangements made with insurance carriers. At September 30, 2001, the aggregate restricted cash accounts totaled approximately $26.4 million.

Note 4 - Finance Receivables

Direct loans generally have terms of 12 to 24 months with maximum terms of 36 months; secured loans are generally collateralized by real or personal property. Sales finance contracts are generally accounted for on a discount basis and generally have terms of 24 to 48 months with maximum terms of 60 months. The Company's finance receivables are with individuals located throughout the United States. As of September 30, 2001, customers whose mailing addresses were in Illinois, Florida and Ohio comprised 8.2%, 7.8% and 7.6% of the finance receivable portfolio, respectively.

The  following  table   summarizes  the   composition  of  finance   receivables
outstanding, net of unearned income (in thousands):

                                                            September 30,   December 31,
                                                                2001           2000
                                                            -----------     -----------
Sales Finance Receivables
  Automobile
    Simple interest                                         $   132,949     $    63,641
    Precompute, net of unearned income                          314,301         386,287
                                                            -----------     -----------
      Total automobile, net of unearned income                  447,250         449,928
  Non-automobile, net of unearned income                         14,107          21,845
                                                            -----------     -----------
Total sales finance receivables, net of unearned income         461,357         471,773

Direct loans, net of unearned income                              6,964          13,081
                                                            -----------     -----------

Finance Receivables, net of unearned income                 $   468,321     $   484,854
                                                            ===========     ===========

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

The Financing Agreement contains various covenants requiring certain minimum financial ratios and results. The Financing Agreement also requires certain funds be held in restricted cash accounts to provide additional collateral for borrowings under the facility, even if no borrowing is necessary. Based on delinquency totals at September 30, 2001, the Company had exceeded a level 4 trigger under the Financing Agreement. Exceeding this trigger will require a $3.2 million transfer of cash to a restricted status in October 2001 (see Note
15). If delinquencies continue to rise beyond their current levels and remain sufficiently high for an extended period, the Company could then be in default under the current terms of the Financing Agreement. If delinquencies drop below the trigger levels in a subsequent month, this cash may be returned to an unrestricted category. As of September 30, 2001 the restricted cash totaled $1.5 million.

At September 30, 2001, the maximum available credit limit was $150 million and, based upon eligible automobile sales finance receivables held by MFN Funding LLC, the maximum amount of advance available to the Company under the Financing Agreement was $72.2 million. As of September 30, 2001, the Company had an outstanding balance on the warehouse credit facility of $50.0 million.

The warehouse facility is accounted for as a secured financing in accordance with the provisions of SFAS 140.

Interest expense on the warehouse credit facility is composed of the stated rate of interest plus a spread, amortization of deferred financing costs and other costs. Deferred financing costs related to the warehouse credit facility are amortized on a straight-line, pro-rata basis over the one-year period ending March 19, 2002.

Under the terms of the Financing Agreement, MFN Funding LLC purchased an amortizing interest rate cap based on one month LIBOR (London Interbank Offered
Rate) on March 23, 2001. The difference between the carrying amount and the fair value of the interest rate cap is not significant at September 30, 2001. The amortizing cap is set at 6.750% and is effective from March 23, 2001 through January 16, 2003. In the event one month LIBOR would exceed this rate during the terms of the agreement, MFN Funding LLC would receive a payment from a counterparty for the rate in excess of 6.750%. As of September 30, 2001, one month LIBOR was 2.637%.


Note 6 - Notes Payable to Securitization Trust

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

Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. SFAS No. 140 defines the criteria used to evaluate the securitization structure in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets for purposes of accounting principles generally accepted in the United States of America ("USGAAP"). Under the terms of the Securitized Notes, the Company has a one-time right to repurchase at any time 10% of the original pool balance at a 3% premium. The Company effectively maintains control over these assets for USGAAP purposes and therefore the securitization is accounted for as a secured financing rather than as a sale.

Interest payments on the Securitized Notes are payable monthly, in arrears, based on the respective notes' interest rates. The following table presents the Company's Securitized Notes outstanding and their stated interest rates at September 30, 2001 (dollars in thousands):

                                Outstanding     Stated         Final Scheduled
                                 Principal   Interest Rate   Distribution Date (1)
                                 ---------   -------------   ---------------------
Class A-1 Notes                  $  47,833     4.05125%         July 15, 2002
Class A-2 Notes                  $ 185,000     5.07000%         July 15, 2007
                                 ---------
   Total principal outstanding   $ 232,833
                                 =========

(1) Payment in full of the Securitized Notes could occur earlier than the final scheduled distribution date.

Interest expense on the Securitized Notes is composed of the stated rate of interest plus additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the Securitized Notes are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the Securitized Notes is greater than the stated rate of interest.

The Securitized Notes contain various covenants requiring certain minimum financial ratios and results. As of September 30, 2001, the Company was in compliance with these covenants. The Securitized Notes also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the Securitized Notes. As of September 30, 2001, restricted cash under the 2001-A Securitization totaled approximately $24.1 million.

Note 7 - Senior Secured Debt and Senior Subordinated Debt

The following table presents the Company's senior secured debt and senior subordinated debt amounts outstanding and their stated interest rates at both September 30, 2001 and December 31, 2000 (dollars in thousands):

                                September 30, 2001    December 31, 2000
                                ------------------    -----------------
                                  Balance   Rate       Balance   Rate
                                 ---------  ----      ---------  ----
Senior secured debt              $      --    --%     $ 342,908  10.0%
Senior subordinated debt            22,500  11.0%        22,500  11.0%
                                 ---------  ----      ---------  ----
        Total                    $  22,500  11.0%     $ 365,408  10.0%
                                 =========  ====      =========  ====


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

(Dollars in thousands, except per share amounts)

                                                Three Months Ended        Nine Months Ended
                                               --------------------      -------------------
                                               Sept. 30,    Sept. 30,    Sept. 30,   Sept. 30,
                                                 2001         2000         2001        2000
                                               --------     --------     --------    --------
BASIC
Net income before extraordinary credits ..   $    6,941   $    3,831   $   14,521   $   16,590
Extraordinary gain from early
      retirement of debt .................         --            487          --           487
                                             ----------   ----------   ----------   ----------
Net income ...............................   $    6,941   $    4,318   $   14,521   $   17,077
                                             ==========   ==========   ==========   ==========

Average shares of common stock outstanding    9,991,284   10,000,003    9,993,903   10,000,002

Earnings before extraordinary credit .....   $     0.69   $     0.38   $     1.45   $     1.66
Extraordinary gain from early
      retirement of debt .................         --           0.05         --           0.05
                                             ----------   ----------   ----------   ----------
Earnings per share of common stock .......   $     0.69   $     0.43   $     1.45   $     1.71
                                             ==========   ==========   ==========   ==========


DILUTED
Net income before extraordinary credits ..   $    6,941   $    3,831   $   14,521   $   16,590
Extraordinary gain from early
      retirement of debt .................         --            487         --            487
                                             ----------   ----------   ----------   ----------
Net income ...............................   $    6,941   $    4,318   $   14,521   $   17,077
                                             ==========   ==========   ==========   ==========
Average shares of common stock
   outstanding and common stock
   equivalents outstanding ...............   10,035,085   10,002,908   10,036,084   10,003,192

Earnings before extraordinary credit .....   $     0.69   $     0.38   $     1.45    $    1.66
Extraordinary gain from early
      retirement of debt .................         --           0.05          --          0.05
                                             ----------   ----------   ----------   ----------
Earnings per share of common stock .......   $     0.69   $     0.43   $     1.45   $     1.71
                                             ==========   ==========   ==========   ==========

Note 10 - Warrants

The Company has warrants outstanding that entitle the holder to purchase common stock at targeted exercise prices before their expiration date. The following table summarizes the number of warrants outstanding:

                                    Exercise    September 30,  December 31,
                Expiration Date       Price         2001          2000
                ---------------     --------    ------------   -----------
  Series A      March 23, 2002       $15.34       569,841        579,999
  Series B      March 23, 2003       $21.81       569,841        579,999
  Series C      March 23, 2004       $28.27       569,841        579,999


Note 11 - Pension Curtailment Gain

On June 30, 2001 the Company froze future benefits under the Company's noncontributory defined benefit pension plan as a part of redesigning its employee benefit plans. This change resulted in the recognition of a $3.6 million curtailment gain in the second quarter of 2001.


Note 12 - Restructuring Charges

On May 7, 2001 the Company internally announced its plans to consolidate its Mercury Finance Company collection operations into regional centers. In addition, the Company eliminated the Dealer Development Manager ("DDM") position and added additional Regional Business Development Managers ("RBDMs"). The RBDMs have multiple-state responsibility for developing new business relationships with automobile dealers. The employees who make the buy/decline decisions are the underwriters or "Buyers", located at each of the Company's Central Purchasing Offices. The Buyers are responsible for managing and expanding relationships with existing dealers. During the second quarter of 2001, the Company recorded a provision against earnings in the amount of $3.6 million to cover estimated severance, lease termination, relocation, payroll tax costs, and disposal of furniture, fixtures and equipment.

                                                   Amounts   Amounts   Balance
                                                   Charged  Utilized  Sept. 30,
(in thousands)                                     In 2001   In 2001    2001
                                                   -------  --------  --------

Lease termination                                  $1,648    $  180    $1,468
Disposal of furniture, fixtures and equipment         161       161        --
Employee severance, payroll taxes and relocation    1,756       963       793
                                                   ------    ------    ------
 Total                                             $3,565    $1,304    $2,261
                                                   ======    ======    ======


During the second quarter of 1999, the Company implemented a plan to close a total of 46 branches, at which time it recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. Credits for $12,000 and $170,000 were recorded to restructuring expense during the three- and nine-month period ended September 30, 2000, respectively, to reflect changes in estimated reserve requirements.

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


Note 14 - Income Taxes

The 2001 provision for income taxes was calculated using a 39.5% tax rate on earnings before income taxes adjusted for the amortization of the excess of revalued net assets over liabilities and stockholders' investment. The 2001 provision for income taxes also reflects a favorable $6.4 million adjustment as a result of a tentative settlement with the Internal Revenue Service concerning its examination of the Company's tax returns for the fiscal years 1993 through 1997, the estimated effect on fiscal years 1998 through 2000 and the resolution of other tax matters. The net cash flow effect of the terms of the tentative settlement is insignificant.

Note 15 - Subsequent Events

As of October 31, 2001, delinquencies under the Warehouse Credit Facility continued above the level 4 trigger. In addition, charge-offs exceeded the level 5 trigger as of October 31, 2001. The combination of these two trigger events will require a $1.7 million additional transfer of cash to a restricted status in November 2001. This is the maximum amount that will be required under the Financing Agreement given current outstanding balances. If delinquencies or charge-offs continue to rise beyond their current levels and remain sufficiently high for an extended period, the Company could then be in default under the current terms of the Financing Agreement. If delinquencies or charge-offs drop below the trigger levels in a subsequent month, certain restricted cash balances may be returned to an unrestricted category.

The Company is closing its Midland Finance Company operations and effective October 2001 has discontinued originating direct loans and purchasing non-automobile sales finance receivables. The Company anticipates it will take approximately 12 months to wind down its Midland Finance Company operations. The decision to discontinue these operations is not expected to have a material impact on the Company.

MFN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
PERIODS ENDED SEPTEMBER 30
(Unaudited)

                                               Three Months Ended      Nine Months Ended
                                              --------------------    --------------------
                                              Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
(Dollars in thousands)                          2001        2000        2001        2000
                                              --------    --------    --------    --------

ASSETS
Cash and cash equivalents                     $ 82,666    $143,855    $ 99,422    $142,324
Finance receivables, net of unearned income    473,125     501,086     476,334     506,566
Less:  Allowance for credit losses              38,629      37,794      38,295      38,349
Less:  Nonrefundable dealer reserves            26,604      32,286      27,055      32,829
                                              --------    --------    --------    --------
Finance receivables, net                       407,892     431,006     410,984     435,388
Other assets                                    21,896      14,767      19,979      15,776
                                              --------    --------    --------    --------
TOTAL ASSETS                                  $512,454    $589,628    $530,385    $593,488
                                              ========    ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities                  $317,305    $390,517    $333,369    $398,452
Other liabilities                               60,648      78,686      66,118      80,465
                                              --------    --------    --------    --------
TOTAL LIABILITIES                              377,953     469,203     399,487     478,917
STOCKHOLDERS' EQUITY                           134,501     120,425     130,898     114,571
                                              --------    --------    --------    --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $512,454    $589,628    $530,385    $593,488
                                              ========    ========    ========    ========

Ratios:
Net interest margin                             15.63%      13.77%      15.15%      13.61%
Net income to average total assets               5.42%       2.93%       3.65%       3.84%
Net income to average stockholders' equity      20.64%      14.34%      14.79%      19.87%

ITEM 2.    MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, contains certain forward-looking statements pertaining to the success of the Company's new technology to process sales finance applications, expected operating results, loss provisions, other operating income and expenses, consolidating collection centers, ability to finance its operations, changing business development practices, the impact of the terrorist attacks on the United States, the general economic slowdown and other matters. These statements are subject to uncertainties and other factors. Should one or more of these uncertainties or other factors materialize or fail to materialize, or should underlying assumptions prove incorrect, actual events or results may vary materially from those anticipated. Such uncertainties and other factors include the Company's ability to purchase finance receivables on terms it deems acceptable, changes in the quality of finance receivables, success of new business methods and systems including centralized lockbox operations, consolidating the Company's collection operations, changing the way the Company's services are marketed, the impact of eliminating collateral protection insurance on certain receivables, trends in the automobile and finance industries, and general economic conditions. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.


Background

MFN  Financial  Corporation,   f/k/a  Mercury  Finance  Company  ("MFN"  or  the
"Company")  is  a  consumer  finance  concern  engaged,  through  its  operating subsidiaries, in the business of purchasing, securitizing and servicing individual installment sales finance contracts acquired from automobile dealers and selling credit insurance and other related products. Notwithstanding anything herein to the contrary, all operations of the Company are conducted through its subsidiaries and all references herein to offices (except the Company's home office) or locations, refer to the Company's operating subsidiaries only.

MFN was organized in 1988, as a wholly owned subsidiary of First Illinois Corporation (an Evanston, Illinois based bank holding company). On April 24, 1989, First Illinois Corporation distributed to its stockholders one share of MFN for each two shares of First Illinois Corporation stock held.

MFN's primary strategic focus is the purchasing of individual installment sales finance contracts from automobile dealers. The Company ceased purchasing non-automobile retail installment sales contracts and originating direct loans to consumers effective October 2001. Substantially all of the Company's sales finance contracts and loans are written with "non-prime" borrowers. These are borrowers which generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies.

The business mix of MFN's net finance receivables portfolio at September 30, 2001 is 95.5% automobile sales finance receivables, 3.0% non-automobile sales finance receivables and 1.5% direct consumer loans. The sales finance receivables are serviced through the Company's collection office network. The non-automobile sales finance receivables and the consumer loan receivables are serviced through Midland Finance Company, a wholly owned subsidiary of the Company located in the Chicago, Illinois market.

Sales finance contracts are generally purchased on a discount basis and typically have terms of 24 to 48 months with a maximum term of 60 months. MFN's direct consumer loans generally have terms of 12 to 24 months with a maximum term of 36 months. Real or personal property generally collateralizes secured loans. Annual interest rates on MFN's sales finance contracts and loans range, with minor exception, from 18% to 40%. Generally all sales finance contracts and loans are repayable in equal monthly installments. Late payment fees generally are assessed on contracts which fail to make their scheduled payments within 10 days of the scheduled due date.

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

The following is management's discussion and analysis of the condensed consolidated financial condition of the Company at September 30, 2001 and December 31, 2000. Condensed consolidated results of operations are presented for the three- and nine-month periods ended September 30, 2001 and September 30, 2000 for the Company. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

FINANCIAL CONDITION

Assets and Finance Receivables

Total assets of the Company at September 30, 2001 decreased 12.0% to $493.6 million compared to $561.2 million at December 31, 2000. The decrease was primarily due to a reduction in cash as the Company paid down debt and secured new sources of financing.

As of September 30, 2001, customers whose mailing addresses were in Illinois, Florida and Ohio comprised 8.2%, 7.8% and 7.6% of the finance receivable portfolio, respectively.

The following table summarizes the composition of finance receivables at the dates indicated (in thousands):

                                                            September 30,   December 31,
                                                                2001           2000
                                                            ------------    ------------
Sales Finance Receivables
  Automobile
    Simple interest                                         $   132,949     $    63,641
    Precompute, net of unearned income                          314,301         386,287
                                                            -----------     -----------
      Total automobile, net of unearned income                  447,250         449,928
  Non-automobile, net of unearned income                         14,107          21,845
                                                            -----------     -----------
Total sales finance receivables, net of unearned income         461,357         471,773

Direct loans, net of unearned income                              6,964          13,081
                                                            -----------     -----------

Finance Receivables, net of unearned income                 $   468,321     $   484,854
                                                            ===========     ===========

The following sets forth a summary of sales finance receivable purchases and direct loan originations, net of unearned income for the three- and nine-month periods ended September 30, (in thousands):

                                                     Three Months Ended    Nine Months Ended
                                                    --------------------  -------------------
                                                    Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                                      2001       2000       2001       2000
                                                    --------   --------   --------   --------
Automobile sales finance receivable purchases       $ 74,178   $ 76,435   $228,490   $237,988
Non-automobile sales finance receivable purchases      1,771      5,312      7,836     16,356
Direct loan originations                                 797      1,868      3,066      7,514
                                                    --------   --------   --------   --------
     Total purchases and originations               $ 76,746   $ 83,615   $239,392   $261,858
                                                    ========   ========   ========   ========

In the three- and nine-month periods ended September 30, 2001, the Company experienced a decline in automobile sales finance contract purchases of $2.3 million or 3.0% and $9.5 million or 4.0%, respectively, compared to the same period one year ago. The Company believes that acquisition of automobile sales finance receivables was negatively impacted in September 2001 as a result of consumers deferring purchases of used automobiles following the terrorist attacks on the United States. In addition to the September impact, the decline in nine-month comparative results is due to competitive market conditions and changes in the Company's underwriting criteria.

The Company anticipates that purchases of automobile sales finance receivables in the fourth quarter of 2001 will be negatively influenced by lower consumer confidence. In addition, the Company believes that special financing arrangements offered by franchise dealerships on new automobile sales in October 2001 has also led to a reduction in used automobile sales by independent automobile dealers which the Company relies on for approximately 70% of its purchases of installment sales contracts. The Company continues to monitor its underwriting standards and anticipates lower levels of automobile sales finance receivable purchases until improved economic conditions are evident.

Through September 30, 2001, the Company purchased non-automobile sales finance receivables and originated direct loans exclusively through Midland Finance Company, a wholly owned subsidiary of the Company located in the Chicago, Illinois market. The declines in the purchases and originations of these finance receivables from the three month and nine month periods ended September 30, 2000 to the same periods of 2001 are primarily the result of the Company's strategic decision to discontinue this line of business.

The Company is closing its Midland Finance Company operations and effective October 2001 has discontinued originating direct loans and purchasing non-automobile sales finance receivables. The Company anticipates it will take approximately 12 months to wind down its Midland Finance Company operations. The decision to discontinue these operations is not expected to have a material impact on the Company.


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

Management utilizes a loss reserving methodology commonly referred to as "static pooling" which stratifies its sales finance receivable portfolio into separately identified pools. Each period, the Company segregates each pool by delinquency classification (i.e., not delinquent, 30, 60 and 90+ days past due) and utilizes a formula-based approach to estimate the required allowance. The change in the required allowance from the prior period to the current period results in a charge or credit to the provision for finance credit losses. Management also performs an ongoing analysis measuring prior period estimates of such inherent credit losses against actual net charge-offs, accounting for the seasonality of the Company's business cycle, to support the level of allowance.

The provision for finance credit losses results from a combination of (a) charge-offs (b) recoveries (c) an adjustment from the aforementioned allowance calculation and (d) the amortization of nonrefundable dealer reserves. When a customer experiences delinquency problems, the allowance for credit losses is increased with an offsetting charge to the provision for credit losses on the income statement. As the amount of a credit loss is confirmed by gathering additional customer information, the Company typically secures and liquidates the collateral in full or partial settlement of the account. Deficiency balances are charged-off with an amount being absorbed by the nonrefundable dealer reserve and the remainder absorbed by the allowance for finance credit losses. If, subsequent to a charge-off, the Company is able to collect additional amounts from the borrower or obtain control of collateral worth more than was earlier estimated, a recovery is recorded.

Net repossessed assets are carried in other assets and at September 30, 2001 are reserved at 70% of the outstanding balance owed. Prior to September 30, 2000, net repossessed assets were carried net of a 75% reserve. The reduction in reserve from 75% to 70% was due to improved recovery rates. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses.

Although the Company uses many resources to assess the adequacy of loss reserves, there is no precise method for estimating the ultimate losses in the finance receivable portfolio.

The loss reserves as a percent of finance receivables, net of unearned income at September 30, are as follows:

                                              2001      2000
                                             ------    ------
  Allowance for finance credit losses         8.64%     7.70%
  Nonrefundable dealer reserves               5.53%     6.26%
                                             ------    ------
    Total loss reserves                      14.17%    13.96%
                                             ======    ======

A summary of the activity in the allowance for finance credit losses for the three- and nine-month periods ended September 30 was as follows (dollars in thousands):

                                                     Three Months Ended     Nine Months Ended
                                                     -------------------   -------------------
                                                     Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                                       2001       2000       2001       2000
                                                     --------   --------   --------   --------
Balance at beginning of period                      $ 38,210   $ 37,113   $ 39,071   $ 39,543
Reserves recaptured in conjunction
  with sale of finance receivables                        --         --         --        (90)
Provision for finance credit losses                   11,500      5,900     21,097     12,550
Finance receivables charged-off, net of recoveries    (7,310)    (4,338)   (19,835)   (15,868)
Net amount transferred from (to) reserve for
  repossessed assets                                  (1,930)      (313)       137      2,227
                                                    --------   --------   --------   --------
Balance at end of period                            $ 40,470   $ 38,362   $ 40,470   $ 38,362
                                                    ========   ========   ========   ========

The amount of the provision for finance credit losses for the third quarter of 2001 increased due to a rise in delinquencies, higher net charge-offs absorbed by the allowance for credit losses account and higher transfers of reserves to repossessed assets than experienced in the same period one year ago. The effects of the terrorist attacks on the United States, the general economic slowdown and the reorganization of the collection operations all contributed to the increased delinquencies.

The amount of the provision for finance credit losses for the nine months ended September 30, 2001 increased due to a rise in delinquencies, higher net charge-offs absorbed by the allowance for credit losses account and lower transfers of reserves from repossessed assets than experienced over the same period one year ago.

A summary of the activity in nonrefundable dealer reserves for the periods ended September 30, was as follows (dollars in thousands):

                                                         Three Months Ended      Nine Months Ended
                                                        --------------------    -------------------
                                                        Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
Balance at beginning of period                          $ 26,926    $ 33,164    $ 28,014    $ 34,062
Discounts acquired on new volume                           5,492       6,958      17,455      22,181
Net charge-offs absorbed                                  (6,547)     (8,971)    (19,598)    (25,092)
                                                        --------    --------    --------    --------
Balance at end of period                                $ 25,871    $ 31,151    $ 25,871    $ 31,151
                                                        ========    ========    ========    ========

Nonrefundable dealer reserves as a percent of sales
   finance receivables, net of unearned income                                      5.61%       6.46%
                                                                                    =====       =====

Discounts acquired as a percent of sales finance
   receivable purchases, net of unearned income             7.23%       8.51%       7.39%       8.72%
                                                            =====       =====       =====       =====

The decrease in the ratio of nonrefundable dealer reserves to sales finance receivables, net of unearned income at September 30, 2001 compared to one year ago is attributable to the lower discounts acquired on new volume in 2001 and the amount of amortization of nonrefundable dealer reserves scheduled for pools originated prior to adoption of static pooling which were fully amortized at the end of 2000.

The decrease in the level of discounts acquired on new volume is primarily due to elimination of lower quality credits that carry higher discounts and to competitive pressures for better credit quality business. The Company has eliminated purchasing certain finance receivables that historically carried higher discounts due to their quality. As a result, the percentage discount on new volume may continue to decline.


Warehouse Credit Facility

The Company entered into a $300 million Receivable Financing Agreement (the "Financing Agreement") with Deutsche Bank AG, as agent ("Agent Bank") and MFN Funding LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Funding LLC is a special purpose company that holds certain automobile sales finance receivables of the Company and borrows funds under the Financing Agreement. The Financing Agreement contained a provision that reduced the amount that could be borrowed under it from $300 million to $150 million after the first take-out securitization. Under the Financing Agreement, Mercury Finance Company LLC transfers certain automobile sales finance receivables to MFN Funding LLC, which in turn issues a note to Agent Bank, collateralized by eligible automobile sales finance receivables. Agent Bank provides financing under the note to MFN Funding LLC pursuant to an advance formula and MFN Funding LLC remits the funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance receivables. While MFN Funding LLC is included in the Company's consolidated financial statements, it is a separate legal entity. The automobile sales finance receivables and other assets held by MFN Funding LLC are legally owned by MFN Funding LLC and are not available to creditors of the Company or its subsidiaries. Advances under the Financing Agreement bear interest at a rate tied to the borrowing rate of the commercial paper conduit, or the Eurodollar rate plus specified fees depending upon the source of funds provided by Agent Bank.

The Financing Agreement contains various covenants requiring certain minimum financial ratios and results. The Financing Agreement also requires certain funds be held in restricted cash accounts to provide additional collateral for borrowings under the facility, even if no borrowing is necessary. Based on delinquency totals at September 30, 2001, the Company had exceeded a level 4 trigger under the Financing Agreement. Exceeding this trigger will require a $3.2 million transfer of cash to a restricted status in October 2001. As of October 31, 2001, delinquencies under the Warehouse Credit Facility continued above the level 4 trigger. In addition, charge-offs exceeded the level 5 trigger as of October 31, 2001. The combination of these two trigger events will require a $1.7 million additional transfer of cash to a restricted status in November 2001. This is the maximum amount that will be required under the Financing Agreement given current outstanding balances. If delinquencies or charge-offs continue to rise beyond their current levels and remain sufficiently high for an extended period, the Company could then be in default under the current terms of the Financing Agreement. If delinquencies or charge-offs drop below the trigger levels in a subsequent month, certain restricted cash balances may be returned to an unrestricted category. As of September 30, 2001 the restricted cash totaled $1.5 million.

At September 30, 2001, the maximum available credit limit was $150 million and, based upon eligible automobile sales finance receivables held by MFN Funding

LLC, the maximum amount of advance available to the Company under the Financing Agreement was $72.2 million. As of September 30, 2001, the Company had an outstanding balance on the warehouse credit facility of $50.0 million.

The warehouse facility is accounted for as a secured financing in accordance with the provisions of SFAS 140.

Interest expense on the warehouse credit facility is composed of the stated rate of interest plus a spread, amortization of deferred financing costs and other costs. Deferred financing costs related to the warehouse credit facility are amortized on a straight-line, pro-rata basis over the one-year period ending March 19, 2002.

Under the terms of the Financing Agreement, MFN Funding LLC purchased an amortizing interest rate cap based on one month LIBOR (London Interbank Offered
Rate) on March 23, 2001. The difference between the carrying amount and the fair value of the interest rate cap is not significant at September 30, 2001. The amortizing cap is set at 6.750% and is effective from March 23, 2001 through January 16, 2003. In the event one month LIBOR would exceed this rate during the terms of the agreement, MFN Funding LLC would receive a payment from a counterparty for the rate in excess of 6.750%. As of September 30, 2001, one month LIBOR was 2.637%.


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

Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. SFAS No. 140 defines the criteria used to evaluate the securitization structure in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets for purposes of accounting principles generally accepted in the United States of America ("USGAAP"). Under the terms of the Securitized Notes, the Company has a one-time right to repurchase at any time 10% of the original pool balance at a 3% premium. The Company effectively maintains control over these assets for USGAAP purposes and therefore the securitization is accounted for as a secured financing rather than as a sale.

Interest payments on the Securitized Notes are payable monthly, in arrears, based on the respective notes' interest rates. The following table presents the Company's Securitized Notes outstanding and their stated interest rates at September 30, 2001 (dollars in thousands):

                                Outstanding     Stated         Final Scheduled
                                 Principal   Interest Rate   Distribution Date (1)
                                 ---------   -------------   ---------------------
Class A-1 Notes                  $  47,833     4.05125%         July 15, 2002
Class A-2 Notes                  $ 185,000     5.07000%         July 15, 2007
                                 ---------
   Total principal outstanding   $ 232,833
                                 =========

(1) Payment in full of the Securitized Notes could occur earlier than the final scheduled distribution date.

Interest expense on the Securitized Notes is composed of the stated rate of interest plus additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the Securitized Notes are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the Securitized Notes is greater than the stated rate of interest.

The Securitized Notes contain various covenants requiring certain minimum financial ratios and results. As of September 30, 2001, the Company was in compliance with these covenants. The Securitized Notes also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the Securitized Notes. As of September 30, 2001, restricted cash under the 2001-A Securitization totaled approximately $24.1 million.


Senior Secured Debt and Senior Subordinated Debt

The following table presents the Company's senior secured debt and senior subordinated debt amounts outstanding and their stated interest rates at both September 30, 2001 and December 31, 2000 (dollars in thousands):

                                September 30, 2001    December 31, 2000
                                ------------------    -----------------
                                  Balance   Rate       Balance   Rate
                                 ---------  -----     ---------  -----
Senior secured debt              $      --    --%     $ 342,908  10.0%
Senior subordinated debt            22,500  11.0%        22,500  11.0%
                                 ---------  -----     ---------  -----
        Total                    $  22,500  11.0%     $ 365,408  10.0%
                                 =========  =====     =========  =====

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


Income Tax Accounts

The 2001 provision for income taxes was calculated using a 39.5% tax rate on earnings before income taxes adjusted for the amortization of the excess of revalued net assets over liabilities and stockholders' investment. The 2001 provision for income taxes also reflects a favorable $6.4 million adjustment as a result of a tentative settlement with the Internal Revenue Service concerning its examination of the Company's tax returns for the fiscal years 1993 through 1997, the estimated effect on fiscal years 1998 through 2000 and the resolution of other tax matters. The net cash flow effect of the terms of the tentative settlement is insignificant.

The following table summarizes the Company's income tax accounts at the dates indicated (in thousands):

                                    September 30,    December 31,
                                        2001             2000
                                    ------------     -----------

Income tax receivable                  1,284            7,878
Deferred income taxes                 10,461           24,445

The changes in income tax account balances are primarily the result of a tentative settlement reached during the third quarter 2001 with the Internal Revenue Service concerning its examination of the Company's tax returns for the fiscal years 1993 through 1997, the estimated effect on fiscal years 1998 through 2000, and the resolution of other tax matters.


Stockholders' Equity

Total stockholders' equity at September 30, 2001 was $139.2 million or 28.2% of total assets compared with $124.6 million or 22.2% of total assets at December 31, 2000. During the three- and nine-month periods ended September 30, 2001 the Company reported net income of $6.9 million and $14.5 million, respectively, and did not declare any dividends or repurchase any shares of common stock.

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

RESULTS OF OPERATIONS

Net Income

For the three- and nine-month periods ended September 30, 2001, the Company reported net income of $6.9 million and $14.5 million, respectively, compared with net income for the same periods one year ago of $4.3 million and $17.1 million, respectively. Current year results were negatively impacted by the provision for finance credit losses, which increased from $5.9 million to $11.5 million during the third quarter and from $12.5 million to $21.1 million for the nine months ended September 30, 2001 compared to the same periods one year ago. Income tax expense in the current year results was positively impacted by a $6.4 million adjustment of tax reserves in the third quarter 2001 when compared to the same periods in the prior year. Current year results were impacted by the Company's decision to discontinue participation in a collateral protection insurance program. The Company believes that the negative effect of the decision on other operating revenue is short-term in nature and that a long-term positive effect will result from reductions in related administrative, claims and charge-off expenses. Current year results were also impacted by a pension curtailment gain of $3.6 million and by restructuring charges of $3.6 million.


Interest Income and Interest Expense

The largest single component of net income is net interest income, which is the difference between interest income and interest expense before provision for finance credit losses. For the three-month periods ended September 30, 2001 and September 30, 2000, net interest income was $21.7 million and $22.2 million, respectively. The net interest margin, which is the ratio of net interest income divided by average interest earning assets, was 15.63% for the three month period ended September 30, 2001 compared to 13.77% one year ago. For the nine-month periods ended September 30, 2001 and September 30, 2000, net interest income was $65.4 million and $66.2 million, respectively. The net interest margin was 15.15% for the nine month period ended September 30, 2001 compared to 13.61% one year ago. The improvement in the interest margin for both reporting periods was due to the utilization of cash to reduce the level of debt outstanding and a lower cost of funds. Outstanding debt dropped during the first quarter of 2001 when the Company retired at maturity its senior secured debt and began operating under the Receivable Financing Agreement (see Notes Payable to Securitization Trust and Warehouse Credit Facility).

The yield on finance receivables in the three- and nine-month periods ended September 30, 2001 remained relatively flat compared to the same periods one year ago. The decrease in yield on cash and cash equivalents is the result of a declining rate environment.

The following table summarizes net interest income and the net interest margin for the three- and nine-month periods ended September 30 (dollars in thousands):

                                                Three Months Ended   Nine Months Ended
                                                ------------------  ------------------
                                                Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                                  2001      2000      2001      2000
                                                --------  --------  --------  --------
Average interest earning assets:
  Cash and cash equivalents                     $ 82,666  $143,855  $ 99,422  $142,324
  Finance receivables, net of unearned income    473,125   501,086   476,334   506,566
                                                --------  --------  --------  --------
    Total average earning assets                 555,791   644,941   575,756   648,890
Average interest bearing liabilities             317,305   390,517   333,369   398,452
                                                --------  --------  --------  --------
Net                                             $238,486  $254,424  $242,387  $250,438
                                                ========  ========  ========  ========

Interest income:
  Cash and cash equivalents                     $    691  $  2,448  $  3,235  $  6,912
  Finance receivables, net of unearned income     27,907    29,519    84,757    89,259
                                                --------  --------  --------  --------
    Total interest income                         28,598    31,967    87,992    96,171
Interest expense                                   6,882     9,758    22,579    29,922
                                                --------  --------  --------  --------
Net interest income before provision
  for finance credit losses                     $ 21,716  $ 22,209  $ 65,413  $ 66,249
                                                ========  ========  ========  ========

Yield:
  Cash and cash equivalents                        3.32%     6.77%     4.35%     6.49%
  Finance receivables, net of unearned income     23.59%    23.56%    23.73%    23.49%
                                                --------  --------  --------  --------
    Earning assets                                20.58%    19.83%    20.38%    19.76%
Cost of funds                                      8.68%    10.00%     9.03%    10.01%
                                                --------  --------  --------  --------
Net interest spread                               11.90%     9.83%    11.35%     9.75%
                                                ========  ========  ========  ========

Net interest margin                               15.63%    13.77%    15.15%    13.61%
                                                ========  ========  ========  ========


Other Operating Income

In addition to finance charges and interest, the Company receives other income from the sale of credit-related products. These products include insurance for credit life, accident and health and other credit insurance policies marketed to borrowers of the Company.

The following table summarizes the components of other operating income for the three- and nine-month periods ended September 30 (dollars in thousands):

                                           Three Months Ended  Nine Months Ended
                                           ------------------  -----------------
                                           Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                             2001      2000      2001      2000
                                           --------  --------  --------  --------

Insurance premiums                         $ 1,333   $ 2,918   $ 5,021   $ 8,805
Other income                                   126       498      495      2,330
                                           -------   -------   -------   -------
Total                                      $ 1,459   $ 3,416   $ 5,516   $11,135
                                           =======   =======   =======   =======

Other operating income as a percent of
  average interest earning assets            1.05%     2.12%     1.28%     2.29%
                                             =====     =====     =====     =====

Other operating income in the third quarter of 2001 decreased $2.0 million or 57.3% from the third quarter of 2000, and for the nine months ended September 30, 2001 it decreased $5.6 million or 50.5% from the same period a year ago. Insurance premiums generated by a revenue sharing program on collateral protection insurance declined $1.6 million and $3.8 million for these same periods, respectively, as the result of the Company's decision to exit this business. The Company completely discontinued underwriting this coverage effective April 2001. This will have a negative impact on future other operating income; however, the Company believes this decision will have an overall positive impact on earnings by reducing insurance administration expense, claims expense and charge-offs.

Other income in both reporting periods decreased compared to the same periods one year ago as insurance commissions have declined as a result of a shift away from the direct lending business.


Other Operating Expenses

In addition to interest expense and the provision for finance credit losses, the Company incurs other operating expenses in the conduct of its business.

The following table summarizes the components of other operating expenses for the three- and nine-month periods ended September 30 (dollars in thousands):

                                                  Three Months Ended   Nine Months Ended
                                                  ------------------  ------------------
                                                  Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                                    2001      2000      2001      2000
                                                  --------  --------  --------  --------
Salaries and employee benefits                    $ 8,811   $ 9,920   $28,537   $31,569
Occupancy expense                                     860       787     2,514     2,370
Equipment expense                                     675       484     2,090     1,425
Telecommunications                                    526       574     1,707     1,875
Credit information                                    416       455     1,251       973
Postage                                               376       366     1,269     1,030
Insurance claims and other underwriting expense       460     1,774     3,069     5,461
Amortization of excess of revalued net assets
  over liabilities and stockholders' equity        (2,470)   (2,471)   (7,411)   (7,409)
Pension curtailment gain                               --        --    (3,595)       --
Restructuring expenses                                 --       (12)    3,565      (170)
Other expenses                                      2,791     2,666     8,304     8,424
                                                  -------   -------  --------   -------
Total                                             $12,445   $14,543  $ 41,300   $45,548
                                                  =======   =======  ========   =======

Other operating expense as a percent of
  average interest bearing assets                   8.96%     9.02%     9.56%     9.36%
                                                    =====     =====     =====     =====

Other operating expenses in the third quarter of 2001 decreased $2.1 million or 14.4% from the third quarter of 2000. Other operating expenses for the first nine months of 2001 decreased $4.2 million or 9.3% compared to the same period one year ago.

The following explanations are applicable to both reporting periods. The reduction in salaries and employees benefits is attributable to staff reductions and a decrease in pension expense. The increase in occupancy costs is due to new office locations and older locations targeted for closure being open concurrently. The increase in equipment expense is due to higher depreciation on new technology deployed. The postage expense increases are due to implementation of the Company's statement billing mailing program. Insurance claims and underwriting expenses associated with the collateral protection insurance program decreased due to improved claims experience and the discontinuation of the program, resulting in fewer policies written.

The credit information expense decrease for the third quarter ended 2001 versus 2000 is due to a decline in purchases of sales finance receivables. The increase for the nine months ended September 30, 2001 over the same period one year ago is due to costs associated with the implementation of the Company's credit underwriting system.

The excess of revalued net assets over liabilities and stockholders' investment totaling $49.4 million recorded on March 23, 1999 as a result of Fresh Start Reporting is being amortized over a 60 month period and appears as a credit to operating expense. See "Recent Accounting Pronouncements."

On June 30, 2001 the Company froze future benefits under the Company's non-contributory defined benefit pension plan as part of redesigning its employee benefit plans. This change resulted in the recognition of a $3.6 million curtailment gain in the second quarter of 2001.

On May 7, 2001, the Company internally announced its plans to consolidate its Mercury Finance Company collection operations into regional centers. The Company expects this consolidation effort to be fully implemented by December 31, 2001. During the transition period, the Company has experienced an increase in delinquencies and charge-offs as the responsibility for servicing the accounts is shifted to the new collection centers. While no assurances can be given, the Company anticipates this condition to be temporary and believes this reorganization will result in better account coverage and improved efficiencies when fully implemented. In addition, the Company eliminated the Dealer Development Manager ("DDM") position and added additional Regional Business Development Managers ("RBDMs"). The RBDMs have multiple-state responsibilities for developing new business relationships with automobile dealers. The employees who make the buy/decline decisions are the underwriters or "Buyers", located at each of the Company's CPOs. The Buyers are responsible for managing and expanding relationships with existing dealers. This change has allowed the Buyers to focus on improving the efficiency and effectiveness of the Company's dealer relationships and improving the level of service provided to the dealers. While the Company does not believe this shift of responsibility has had or will have a negative impact on purchases of installment sales contracts and should result in improved efficiencies, there can be no assurances that this new approach will be successful. The Company recorded a provision against earnings in the amount of $3.6 million in the second quarter ended June 30, 2001 to cover estimated severance, lease termination, relocation, payroll tax costs, and disposal of furniture, fixtures and equipment.

The Company believes that estimated savings from this reorganization combined with freezing the Company's defined benefit pension plan will be approximately $5.0 million on an annualized basis; however, there can be no assurances that these estimates will be met.

                                                   Amounts   Amounts   Balance
                                                   Charged  Utilized  Sept. 30,
(in thousands)                                     In 2001   In 2001    2001
                                                   -------  --------  --------

Lease termination                                  $1,648    $  180    $1,468
Disposal of furniture, fixtures and equipment         161       161        --
Employee severance, payroll taxes and relocation    1,756       963       793
                                                   ------    ------    ------
 Total                                             $3,565    $1,304    $2,261
                                                   ======    ======    ======

During the second quarter of 1999, the Company implemented a plan to close a total of 46 branches, at which time it recorded a provision against earnings in the amount of $1.9 million to cover estimated severance, relocation costs and lease termination costs. Credits for $12,000 and $170,000 were recorded to restructuring expense during the three- and nine-month periods ended September 30, 2000, respectively, to reflect a change in estimated reserve requirements.

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

                                                            Three Months Ended   Nine Months Ended
                                                            ------------------  ------------------
                                                            Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                                              2001      2000      2001      2000
                                                            --------  --------  --------  --------

Provision for finance credit losses                         $11,500   $ 5,900   $21,097   $12,550
Net charge-offs:
  Absorbed by allowance for credit losses                     7,310     4,338    19,835    15,868
  Absorbed by nonrefundable dealer reserves                   6,547     8,971    19,598    25,092
                                                            -------   -------   -------   -------
    Total net charge-offs                                   $13,857   $13,309   $39,433   $40,960
                                                            =======   =======   =======   =======


Allowance for finance credit losses at end of period                            $40,470   $38,362
Nonrefundable dealer reserves at end of period                                   25,871    31,151

Ratios
------

Net charge-offs as a percent of average total
  finance receivables, net of unearned income
    Absorbed by allowance for credit losses                   6.18%     3.46%     5.55%     4.18%
    Absorbed by nonrefundable dealer reserves                 5.54%     7.16%     5.49%     6.60%
                                                             ------    ------    ------    ------
      Total                                                  11.72%    10.62%    11.04%    10.78%
                                                             ======    ======    ======    ======

Reserves as a percent of finance receivables,
  net of unearned income
Allowance for finance credit losses                                               8.64%     7.70%
Nonrefundable dealer reserves                                                     5.53%     6.26%
                                                                                 ------    ------
    Total                                                                        14.17%    13.96%
                                                                                 ======    ======

Nonrefundable dealer reserves as a percent of sales
  finance receivables, net of unearned income                                     5.61%     6.46%
                                                                                 ======    ======

Nonaccrual Accounts and Repossessions

If an account is 60 or more days contractually delinquent at the end of any month, it is placed on nonaccrual status. The following table sets forth certain information regarding nonaccrual accounts and repossessed assets at September 30 (dollars in thousands):

                                                                       2001      2000
                                                                     --------  --------
Nonaccruals, net of unearned income
     Non-bankrupt receivables                                        $ 6,043   $ 5,468
     Bankrupt accounts                                                 1,947     2,066
                                                                     -------   -------
          Total nonaccruals, net of unearned income                    7,990     7,534
Repossessed assets, net of reserves                                    2,596     2,315
                                                                     -------   -------
  Total nonaccrual accounts, net of unearned income
    and repossessed assets, net of reserves                          $10,586   $ 9,849
                                                                     =======   =======

Bankrupt accounts, net of unearned income not in nonaccrual status   $ 3,903   $ 5,756
                                                                     =======   =======

Nonaccrual accounts and repossessed assets as a percent
  of total finance receivables, net of unearned income                 2.26%     1.98%
                                                                     =======   =======

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

Net repossessed assets are reserved at 70% of the outstanding balance owed at September 30, 2001 and are carried in other assets. Prior to September 30, 2000 net repossessed assets were carried net of a 75% reserve. The reduction in reserve from 75% to 70% was due to improved recovery rates. The repossessed asset reserve is established as a transfer from the allowance for finance credit losses upon initiation of the repossession proceedings when the finance receivable balance is reclassified to other assets. Proceeds from the sale of repossessed assets are applied against the outstanding balance owed and any deficiency is charged-off. Reserves on sold repossessed assets are transferred back to the allowance for finance credit losses.

Nonaccrual accounts and repossessed assets as a percent of total finance receivables, net of unearned income, increased 28 basis points at September 30, 2001 compared to one year ago. The Company announced in the second quarter of 2001 that it planned to consolidate its Mercury Finance Company collection operations into regional centers and that delinquencies and charge-offs may increase as a result. At September 30, 2001, the Company had 21 collection facilities, 25 fewer than existed prior to the reorganization announcement. The consolidation effort will be completed by December 31, 2001 at which time the

Company will have seven regional Collection Centers. The effects of the terrorist attacks on the United States, the economic slowdown and the reorganization of the collection operations all contributed to the increased delinquencies and charge-offs in the third quarter. These higher levels of both delinquencies and charge-offs may persist into future periods until improved economic conditions are evident. Other external factors, such as increased unemployment rates among consumers in general may have a negative impact on delinquency and charge-off rates in future periods.


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

An additional $22.5 million of funding exists through March 23, 2002 in the form of senior subordinated debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Senior Secured Debt and Senior Subordinated Debt".

The Company completed a term securitization on June 28, 2001 and is required to complete subsequent term securitizations every six months thereafter in accordance with the Financing Agreement. The Company's credit facility must be renewed on an annual basis. If the Company is unable to complete the scheduled securitizations or renew the credit facility on acceptable terms, there could be material adverse effects on the Company's financial position, results of operations and liquidity.

In addition, at September 30, 2001 the Company had $48.1 million of unrestricted cash and cash equivalents, which can be used to fund future purchases of finance receivables and other corporate activities.

Dividends may be paid on the Company's Common Stock subject to certain financial conditions contained in the Company's indentures governing the Financing Agreement, the Secured Financing Agreement and the Senior Subordinated Debt. At September 30, 2001, under the most restrictive provision of these funding arrangements, $15.3 million was available for payment. However, the Company does not anticipate payment of any dividends for the foreseeable future.


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


RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" and is effective for fiscal years beginning after June 15, 2000. At September 30, 2001, the Company held an interest rate cap that is subject to the provisions of SFAS 133 and is accounted for as a hedge under SFAS 138. This derivative instrument will expire in January 2003. The difference between the carrying amount and the fair value of the interest rate cap is not significant at September 30, 2001. The Company may, from time to time, purchase derivative instruments to hedge certain financial risks. Any such instruments will be accounted for and disclosed in accordance with SFAS 133 and SFAS 138. Management does not expect this statement to have a material impact on the financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: a replacement of Financial Accounting Standards Board Statement No. 125" ("SFAS 140"), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures; however, SFAS 140 carries over most of Statement No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

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

                    PART II - OTHER INFORMATION

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

Item 4.    Submission   of  Matters  to  a  Vote  of  Security
           Holders - None

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits  -  See  Exhibit   Index   following   the
                signature page

           (b)  Reports on Form 8-K

                (i)   Item 5 Current Report on Form 8-K filed July 6, 2001.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     MFN FINANCIAL CORPORATION
                           (Registrant)



Date: November 6, 2001    /s/ Edward G. Harshfield
                          ------------------------
                          Edward G. Harshfield
                          Executive Chairman


Date: November 6, 2001    /s/ Jeffrey B. Weeden
                          ------------------------
                          Jeffrey B. Weeden
                          President and Chief Executive Officer


Date: November 6, 2001    /s/ Mark D. Whitham
                          ------------------------
                          Mark D. Whitham
                          Chief Financial Officer (Chief Accounting Officer)

                         INDEX OF EXHIBITS


Exhibit No.        Description


11                 Computation of Earnings Per Share